Form 10-Q
period 1995-02-28
PENWEST LTD
filed 1995-04-10
CIK 739608

                                 UNITED STATES
                       Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1995

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                          Commission File No. 0-11488

                                 PENWEST, LTD.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Washington                                    91-1221360
- - --------------------------------------------------------------------------------
         (State of Incorporation)                          (I.R.S. Employer
                                                          Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA              98004-5193
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number     (206) 462-6000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                   -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995.

                   Class                                  Outstanding
                   -----                                  -----------
         Common stock, par value $1.00                     6,751,675

                                                      Page 1 of 69 pages.
                                                      Exhibit Index appears
                                                      on page 11.

                         PENWEST, LTD. AND SUBSIDIARIES


                                     INDEX




                                                                             Page No.
                                                                             --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets                                           3
           February 28, 1995 and August 31, 1994

Condensed Consolidated Statements of Income                                     4
           Three Months Ended February 28, 1995
           and February 28, 1994

Condensed Consolidated Statements of Income                                     4
           Six months ended February 28, 1995 and
           February 28, 1994

Condensed Consolidated Statements of Cash Flow                                  5
           Six Months Ended February 28, 1995 and
           February 28, 1994

Notes to Condensed Consolidated Financial Statements                            6


Item 2 -   Management's Discussion and Analysis of                             7-8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 4 -   Submission of Matters to a Vote of Security-Holders                  9

Item 6 - Exhibits and Reports on Form 8-K                                       9



SIGNATURES                                                                      10

                         PART I - FINANCIAL INFORMATION

Item 1           Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       February 28,          August 31,
                                                                           1995                 1994
                                                                       ------------          ---------
                                                                        (Unaudited)

                                                              ASSETS
                                                              ------
Current assets:
         Cash and cash equivalents                                       $ 17,126
         Receivables                                                       21,673             $ 20,748
         Inventories:
             Raw materials                                                  4,131                6,074
             Work in progress                                                 530                  622
             Finished goods                                                 7,831               10,038
                                                                         --------             --------
                                                                           12,492               16,734
         Other current assets                                               3,736                4,593
                                                                         --------             --------
             Total current assets                                          55,027               42,075

Property, plant and equipment, net                                        107,972               99,973
Deferred income taxes                                                       9,566                9,545
Other non-current assets                                                   15,904               12,764
                                                                         --------             --------

             Total assets                                                $188,469             $164,357
                                                                         ========             ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------
Current liabilities:
         Bank overdraft, net                                                                  $    635
         Accounts payable                                                $ 10,208                8,131
         Current portion of long-term debt                                  4,185                4,100
         Accrued liabilities                                                8,858                7,847
                                                                         --------             --------
             Total current liabilities                                     23,251               20,713

Long-term debt                                                             60,848               42,897
Other postretirement benefit                                                9,894               10,102
Deferred income taxes and other                                            24,433               23,480

Shareholders' equity:
         Common stock                                                       8,583                8,577
         Additional paid-in capital                                        12,505               12,489
         Retained earnings                                                 82,354               79,128
         Treasury stock                                                   (30,637)             (29,327)
         Note receivable from PENWEST Savings and
             Stock Ownership Plan                                          (2,630)              (3,340)
         Cumulative translation adjustment                                   (132)                (362)
                                                                         --------             --------

             Total shareholders' equity                                    70,043               67,165
                                                                         --------             --------

             Total liabilities and
                 shareholders' equity                                    $188,469             $164,357
                                                                         ========             ========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                 Three Months                           Six Months
                                               Ended February 28                     Ended February 28
                                               -----------------                     -----------------
                                            1995               1994               1995              1994
                                            ----               ----               ----              ----
Sales                                      $42,429           $35,837             $85,199           $73,654
Cost of sales                               30,517            27,113              62,044            54,944
                                           -------           -------             -------           -------
    Gross margin                            11,912             8,724              23,155            18,710
Operating expenses                           8,408             7,046              15,936            14,434
                                           -------           -------             -------           -------
    Income from operations                   3,504             1,678               7,219             4,276
Investment income                              160               195                 161               423
Interest expense                            (1,223)             (816)             (2,266)           (1,673)
Other                                          899                                   899
                                           -------           -------             -------           -------
    Income before taxes                      3,340             1,057               6,013             3,026
Income taxes                                 1,187               194               2,103               402
                                           -------           -------             -------           -------

    Net income                             $ 2,153           $   863             $ 3,910           $ 2,624
                                           =======           =======             =======           =======

Weighted average common shares and
  equivalents outstanding                7,025,975         7,100,000           7,084,538         7,103,914


Earnings per common share                    $0.31             $0.12               $0.55             $0.37
                                             =====             =====               =====             =====

Dividends declared per common share          $0.05             $0.05               $0.10             $0.10
                                             =====             =====               =====             =====


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Six Months
                                                                           Ended February 28
                                                                           -----------------
                                                                          1995           1994
                                                                          ----           ----
Operating Activities:
         Net income                                                     $  3,910        $ 2,624
         Adjustments to reconcile net income to net cash
             from operations:
                 Depreciation and amortization                             5,051          4,988
                 Deferred income taxes                                       375          1,597
                 Gain on the sale of assets                                 (899)
                 Foreign currency translation                                230             76
                 Change in operating assets and liabilities:
                     Receivables                                            (925)        (3,515)
                     Inventories                                           4,243          1,036
                     Accounts payable and other                            3,316            936
                                                                        --------        -------
         Net cash flow from operating activities                          15,301          4,588

Investing Activities:
         Additions to plant and equipment                                (13,983)        (5,300)
         Proceeds from sale of assets                                      2,500
         Other                                                              (329)           462
                                                                        --------        -------
         Net cash used by investing activities                           (11,812)        (4,838)

Financing Activities:
         Payments on long-term debt                                       (6,855)        (1,915)
         Proceeds of long-term debt                                       24,890
         Purchase of treasury stock                                       (1,310)          (509)
         Exercise of stock options                                            22             49
         Purchase of life insurance for officer's benefit plan            (2,501)        (1,343)
         Payment of dividends                                               (683)          (686)
         Other                                                               709            641
                                                                        --------        -------
         Net cash from (used by) financing activities                     14,272         (3,763)
                                                                        --------        -------

         Net increase (decrease) in cash and cash equivalents             17,761         (4,013)
         Cash and equivalents (bank overdraft) at beginning of period       (635)         5,477
                                                                        --------        -------

         Cash and equivalents at end of period                          $ 17,126        $ 1,464
                                                                        ========        =======

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three and six month periods ended February 28, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST's annual report on Form 10-K for the fiscal year ended August 31, 1994.

2.       DEBT
         On December 15, 1994 the Company received the proceeds from a $20 million private placement of debt. The debt has an average fixed interest rate of 7.97%, with $10 million due on December 15, 1998, and $10 million due on December 15, 2006. The interest rate on the $10 million due on December 15, 1998 was swapped to a LIBOR-based floating rate. The new debt agreement includes certain restrictions related to limitations on indebtedness, minimum net worth and working capital ratios, which are similar to restrictions on previously existing debt.

3.       SALE OF COGENERATION ASSETS
         On December 31, 1994, the power and thermal contracts at the Company's cogeneration facility in Vancouver, Washington expired. The Company completed a sale of the turbine and the boilers constituting the assets of the facility upon expiration of the contracts. A pretax gain on was recorded in the second quarter of $899,000 and is shown as other income.

4.       INCOME TAXES
         The effective tax rate for the second quarter of fiscal 1994 was 18% compared to the statutory rate of 34%. The effective rate is lower than the statutory rate due to tax refunds received by the Company.

5.       CURTAILMENT OF POSTRETIREMENT HEALTH BENEFIT
         During the second quarter of fiscal 1994, the Company curtailed certain previously accrued postretirement health benefits for salaried employees. The Company previously paid a portion of the health insurance premiums for salaried retirees, but discontinued payment for eligible salaried employees retiring after May 15, 1994. As a result, there was a $900,000 reduction of operating expenses recorded.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity
PENWEST's cash and cash equivalents were 9% of total assets at quarter end. Long-term debt consists of borrowings under private placements of debt ($40 million), an unsecured term loan agreement ($17.5 million), and two unsecured notes ($4.2 million and $3.3 million.) In addition, $15 million of an unsecured revolving line of credit was unused and available at February 28, 1995.

Cash flow from operations for the six months ended February 28, 1995 was $15.2 million compared to $5.2 million in the corresponding period a year ago. The increase is primarily due to improved profitability, a decrease in inventory levels and an increase in accounts payable.

Working capital increased to $31.8 million at February 28, 1995 from $21.9 million at August 31, 1994 primarily the result of the cash proceeds from the $20 million private placement of debt in December 1994.

The Board of Directors declared a $0.05 per share dividend which was paid on March 3, 1995, to shareholders of record as of February 17, 1995.

In April 1994, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. The Company purchased 40,000 shares for $725,000 during the second quarter.

Capital Resources
Additions to property, plant and equipment during the six months ended February 28, 1995 were $13.9 million. The additions were primarily for the completion of the expansion of the Penwest Foods' facility in Richland, Washington, and capacity conversion at Penford Products.

Results of Operations
Net income was $2.2 million, or $0.31 per share for the second quarter, compared to net income of $863,000 or $0.12 per share for the corresponding period a year ago. Earnings from operations for this year's quarter were $0.23 per share compared with $0.04 per share in the corresponding period a year ago. The earnings per share for the current quarter included a non-recurring gain of $593,000, or $0.08 per share (after tax), from the sale of the assets of Pacific Cogeneration. In the year-earlier period, earnings included $585,000 (after tax), or $0.08 per share, from the curtailment of future postretirement health benefits previously accrued for salaried employees.

Sales increased in the second quarter and the first six months of fiscal year 1995 to $42.4 million and $85.2 million, respectively, representing an 18.4% and 15.7% increase respectively, from the corresponding periods a year ago. The increase is due to increased volumes across all three of PENWEST's basic businesses. Penford Products increased volumes from a year ago primarily due to the improving economic conditions in the paper industry. Penwest Pharmaceuticals Group continued to grow volumes out of its microcrystalline cellulose plant in Cedar Rapids. Overall sales of excipients were a record during the quarter ended February 28, 1995. Penwest Foods also grew volumes over a year ago. The gross margin for the three month period increased to 28% compared to 24.3% last year. The improvement in overall gross margins is primarily the result of improving margins at Penwest Foods due to increasing potato starch volumes and an improved product mix at Penford.

Operating expenses in the second quarter rose $1.4 million, or 19.3%. The curtailment of postretirement health benefits in the previous year which was recorded as a $900,000 reduction of operating expenses accounted for a substantial portion of the increase. The remaining increase related primarily to increased investment in research and development, especially in pharmaceuticals.

Net interest expense for the second quarter of fiscal 1995 was $1.1 million compared to $621,000 for the corresponding period a year ago. The increase reflects higher debt levels and overall higher interest rates.

                          PART II - OTHER INFORMATION

Item 4           Submission Of Matters To A Vote Of Security Holders

                 (a) The annual meeting of shareholders of PENWEST was held on January 24, 1995.

                 (b) The following directors were elected to serve a term of three years: Tod R. Hamachek, Sally G. Narodick, and James H. Wiborg. The board is comprised of those elected this year and the following directors completing their terms: Richard E. Engebrecht, William G. Parzybok, Jr., William K. Street, C. Calvert Knudsen, Harry Mullikin, N. Stewart Rogers, and Paul H. Hatfield.

                 (c)      The following matters were voted upon at the meeting:

                          1.      For the election of directors:

                                                      For             %           Withheld           %
                                                      ---             -           --------           -
                          Tod R. Hamachek          5,582,418        82.18%         166,480         2.45%
                          Sally G. Narodick        5,584,990        82.22%         163,908         2.41%
                          James H. Wiborg          5,587,379        82.25%         161,519         2.38%

                          2.      Approval of PENWEST, LTD. 1994 Stock Option
                                  Plan.

                                                       For           Against      Abstain     Non-Vote
                                                       ---           -------      -------     --------
                                                    4,486,219        215,637      144,647      902,395

                          3. Approve a change in the Company's state of incorporation from Delaware to Washington through a merger of the Company into its wholly-owned Washington subsidiary.

                                                       For           Against      Abstain     Non-Vote
                                                       ---           -------      -------     --------
                                                    4,567,099        171,149      130,890      879,760

                          4. Ratification of selection of Ernst & Young LLP as independent auditors of the Company.

                                                       For           Against      Abstain
                                                       ---           -------      -------
                                                    5,610,311        12,914       125,673

                 (d)      Not applicable.


Item 6           Exhibits and Reports on Form 8-K.

                 (a) Exhibit 10.8 Note Agreement dated as of October 1, 1994 among PENWEST, LTD., Principal Mutual Life Insurance Company and TMG Life Insurance Company.

                          Exhibit 11 Statement re: Computation of earnings per share

                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PENWEST, LTD.
                                       ----------------------------------
                                       (Registrant)



    04/10/95                           /s/ TOD R. HAMACHEK
- - ----------------                       ----------------------------------
      Date                             Tod R. Hamachek
                                       President and
                                       Chief Executive Officer



    04/10/95                           /s/ JEFFREY T. COOK
- - ----------------                       ----------------------------------
      Date                             Jeffrey T. Cook
                                       Vice President, Finance and
                                       Chief Financial Officer (Principal
                                       Financial Officer)

                                 EXHIBIT INDEX





Exhibit                                                                                       Page
- - -------                                                                                       ----
10.8                      Note Agreement dated as of October 1, 1994                          12
                          among PENWEST, LTD., Principal Mutual Life
                          Insurance Company and TMG Life Insurance
                          Company


11                        Statement re:  Computation of earnings per share                    69