Form 10-Q
period 1995-05-31
PENWEST LTD
filed 1995-07-14
CIK 739608

                                 UNITED STATES
                       Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 1995

                                       OR

        [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _______________________

                          Commission File No. 0-11488

                                 PENWEST, LTD.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


                      Washington                                            91-1221360
- ------------------------------------------------------------------------------------------------------
               (State of Incorporation)                                  (I.R.S. Employer
                                                                        Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA                             98004-5193

- ------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                    (Zip Code)



Registrant's telephone number     (206) 462-6000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X      No
                         -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994.

         Class                                              Outstanding
         -----                                              -----------
         Common stock, par value $1.00                      6,752,875

                         PENWEST, LTD. AND SUBSIDIARIES


                                     INDEX



                                                                             Page No.
                                                                             --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets                                           3
           May 31, 1995 and August 31, 1994

Condensed Consolidated Statements of Income                                     4
           Three Months Ended May 31, 1995
           and May 31, 1994

Condensed Consolidated Statements of Income                                     4
           Nine Months Ended May 31, 1995 and
           May 31, 1994

Condensed Consolidated Statements of Cash Flow                                  5
           Nine Months Ended May 31, 1995 and
           May 31, 1994

Notes to Condensed Consolidated Financial Statements                            6


Item 2 -   Management's Discussion and Analysis of                             7-8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                       9



SIGNATURES                                                                     10

                         PART I - FINANCIAL INFORMATION
Item 1           Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                         May 31,            August 31,
                                                                           1995                1994
                                                                       -----------          ----------
                                                                       (Unaudited)
                                                 ASSETS
                                                 ------
Current assets:
         Cash and cash equivalents                                       $  9,920
         Receivables                                                       22,955             $ 20,748
         Inventories:
             Raw materials                                                  3,348                6,074
             Work in progress                                                 526                  622
             Finished goods                                                10,554               10,038
                                                                         --------             --------
                                                                           14,428               16,734
         Other current assets                                               5,528                4,593
                                                                         --------             --------
             Total current assets                                          52,831               42,075

Property, plant and equipment, net                                        111,556               99,973
Deferred income taxes                                                       9,571                9,545
Other non-current assets                                                   19,216               12,764
                                                                         --------             --------

             Total assets                                                $193,174             $164,357
                                                                         ========             ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities:
         Bank overdraft, net                                                                  $    635
         Accounts payable                                                $ 10,796                8,131
         Current portion of long-term debt                                  4,270                4,100
         Accrued liabilities                                                9,966                7,847
                                                                         --------             --------
             Total current liabilities                                     25,032               20,713

Long-term debt                                                             61,600               42,897
Other postretirement benefit                                                9,907               10,102
Deferred income taxes and other                                            24,916               23,480

Shareholders' equity:
         Common stock                                                       8,586                8,577
         Additional paid-in capital                                        12,545               12,489
         Retained earnings                                                 83,846               79,128
         Treasury stock                                                   (30,637)             (29,327)
         Note receivable from PENWEST Savings and
             Stock Ownership Plan                                          (2,561)              (3,340)
         Cumulative translation adjustment                                    (60)                (362)
                                                                         ---------            --------

             Total shareholders' equity                                    71,719               67,165
                                                                         --------             --------

             Total liabilities and
                 shareholders' equity                                    $193,174             $164,357
                                                                         ========             ========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                     Three Months                   Nine Months
                                                     Ended May 31                   Ended May 31
                                                     ------------                   ------------

                                                1995             1994            1995           1994
                                                ----             ----            ----           ----
Sales                                         $43,618          $41,347         $128,818       $115,000
Cost of sales                                  31,153           30,297           93,197         85,240
                                              -------          -------         --------       --------
  Gross margin                                 12,465           11,050           35,621         29,760
Operating expenses                              8,240            7,783           24,177         22,218
                                              -------          -------         --------       --------
  Income from operations                        4,225            3,267           11,444          7,542
Investment income                                 201              262              362            685
Interest expense                               (1,327)            (915)          (3,593)        (2,588)
Other                                                                               899
                                              -------          -------         --------       --------
  Income before taxes                           3,099            2,614            9,112          5,639
Income taxes                                    1,099              840            3,202          1,241
                                              -------          -------         --------       --------

  Net income                                  $ 2,000          $ 1,774         $  5,910       $  4,398
                                              =======          =======         ========       ========

Weighted average common shares and
  equivalents outstanding                   6,957,557        7,080,354        7,057,445      7,095,807

Earnings per common share                      $ 0.29           $ 0.25           $ 0.84         $ 0.62
                                               ======           ======           ======         ======

Dividends declared per common share            $ 0.05           $ 0.05           $ 0.15         $ 0.15
                                               ======           ======           ======         ======


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          Nine Months
                                                                          Ended May 31
                                                                          ------------
                                                                      1995            1994
                                                                      ----            ----
Operating Activities:
     Net income                                                      $ 5,910       $ 4,398
     Adjustments to reconcile net income to net cash
         from operating activities:
             Depreciation and amortization                             7,597         7,492
             Deferred income taxes                                       793         2,146
             Gain on the sale of assets                                 (899)
             Foreign currency translation                                              103
             Change in operating assets and liabilities:
                 Receivables                                          (2,207)       (4,734)
                 Inventories                                           2,306        (3,767)
                 Accounts payable and other                            4,629          (385)
                                                                     -------       -------
     Net cash flow from operating activities                          18,129         5,253

Investing Activities:
     Additions to plant and equipment                                (20,117)       (9,151)
     Proceeds from sale of assets                                      2,500
     Other                                                            (3,530)          324
                                                                     -------       -------
     Net cash used by investing activities                           (21,147)       (8,827)

Financing Activities:
     Payments on long-term debt                                       (7,512)      (13,823)
     Proceeds of long-term debt                                       26,045        16,825
     Purchase of treasury stock                                       (1,310)       (1,277)
     Exercise of stock options                                            43            52
     Purchase of life insurance for officer's benefit plan            (2,501)       (1,343)
     Payment of dividend                                              (1,192)       (1,029)
                                                                     -------       -------
     Net cash from (used by) financing activities                     13,573          (595)
                                                                     -------       -------
     Net increase in cash and equivalents                             10,555        (4,169)
     Cash and cash equivalents (bank overdraft) at beginning
       of period                                                        (635)        5,477
                                                                     -------       -------
     Cash and cash equivalents at end of period                      $ 9,920       $ 1,308
                                                                     =======       =======

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three and nine month periods ended May 31, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1995. Certain prior year amounts have been reclassified to conform to the 1995 classification. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST's annual report on Form 10-K for the fiscal year ended August 31, 1994.

2.       INCOME TAXES
         The effective tax rate for the nine-month period ended May 31, 1994 was 22% compared to the statutory rate of 34%. The effective rate was lower due to a federal tax benefit related to research and development expenditures recorded during the first quarter of fiscal 1994.

3.       DEBT
         On December 15, 1994 the Company received the proceeds from a $20 million private placement of debt. The debt has an average fixed interest rate of 7.97%, with $10 million due on December 15, 1998, and $10 million due on December 15, 2006. The interest rate on the $10 million due on December 15, 1998 was swapped to a LIBOR-based floating rate. The new debt agreement includes certain restrictions related to limitations on indebtedness, minimum net worth, and working capital ratios, which are similar to restrictions on previously existing debt.

4.       SALE OF COGENERATION ASSETS
         On December 31, 1994, the power and thermal contracts at the Company's cogeneration facility in Vancouver, Washington expired. The Company completed a sale of the turbine and the boilers constituting the assets of the facility upon expiration of the contracts. A pretax gain on the sale was recorded in the second quarter of $899,000, or $0.08 per share, and is shown as other income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity
PENWEST's cash and cash equivalents were 5.1% of total assets at quarter end. Long-term debt consists of borrowings under private placements of debt ($40 million), an unsecured term loan agreement ($17.5 million), and two unsecured notes ($4.0 million and $3.2 million). In addition, $15 million of an unsecured revolving line of credit was unused and available at May 31, 1995.

Cash flow from operations for the nine months ended May 31, 1995 was $18.1 million compared to $5.3 million in the corresponding period a year ago. The increase is primarily due to improved profitability, a decrease in receivables and inventory levels and an increase in accounts payable.

Working capital increased to $27.8 million at May 31, 1995 from $21.4 million at August 31, 1994 primarily the result of the cash proceeds from the $20 million private placement of debt funded in December 1994.

The Board of Directors declared a $0.05 per share dividend which was paid on June 2, 1995, to shareholders of record as of May 19, 1995.

In April 1994, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. The Company did not purchase any shares during the third quarter.

Capital Resources
Additions to property, plant and equipment during the nine months ended May 31, 1995 were $20.1 million. The additions were primarily for the completion of the expansion of the Penwest Foods' facility in Richland, Washington, a capacity conversion at Penford Products, and the completion of laboratory facilities for the Penwest Pharmaceuticals Group.

Results of Operations
Net income was $2.0 million, or $0.29 per share for the third quarter, compared to net income of $1.8 million or $0.25 per share for the corresponding period a year ago. The prior year period included approximately $0.03 per share of earnings from Pacific Cogeneration, a PENWEST subsidiary whose assets were sold earlier this fiscal year. Net income for the nine months was $5.9 million, or $0.84 per share, compared with $4.4 million, or $0.62 per share in the year earlier period.

Sales increased in the third quarter and the first nine months of fiscal year 1995 to $43.6 million and $128.8 million, respectively, representing a 5.5% and 12.0% increase respectively, from the corresponding periods a year ago. The increase is due to increased volumes across all three of PENWEST's basic businesses. Penford Products increased volumes from a year ago primarily due to the improving economic conditions and the conversion of alkaline-based chemistry in the paper industry. Penwest Pharmaceuticals Group continued to grow volumes out of its microcrystalline cellulose plant in Cedar Rapids. Penwest Foods also grew volumes over a year ago. The gross margin for the three month period increased to 28.6% compared to 26.7% last year. The improvement in overall gross margins is primarily the result of improved volumes and product mix at Penford and improving margins at Penwest Foods due to increasing potato starch volumes.

Operating expenses in the third quarter rose $457,000, or 5.9% compared to the same period in the previous year. The increase is primarily due to increased investment in research and development, especially in pharmaceuticals. Operating expenses for the nine months increased $2.0 million, or 8.8% over the same period of the previous year. Previous year operating expenses were impacted by the curtailment of postretirement health benefits which was recorded as a $900,000 reduction of operating expenses. The remaining current year increase is primarily due to increased spending on research and development.

Net interest expense for the third quarter of fiscal 1995 was $1.1 million compared to $653,000 for the corresponding period a year ago. The increase reflects higher debt levels and overall higher interest rates.

                          PART II - OTHER INFORMATION


Item 6           Exhibits and Reports on Form 8-K.

                 (a)      Exhibit 3.2 - Amended and Restated Bylaws
                          Exhibit 11 - Statement re: Computation of earnings per share.
                          Exhibit 27 - Financial Data Schedule

                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PENWEST, LTD.
                                       ---------------------------------
                                                 (Registrant)





   7/14/95                             /S/ TOD R. HAMACHECK
- -----------------                      ---------------------------------------
      Date                             Tod R. Hamachek
                                       President and
                                       Chief Executive Officer




   7/14/95                             /S/ JEFFREY T. COOK
- -----------------                      ---------------------------------------
      Date                             Jeffrey T. Cook
                                       Vice President, Finance

                                EXHIBIT INDEX


EXHIBIT                                                         PAGE
- -------                                                         ----

3.2             Amended and Restated Bylaws

11              Statement re: Computation of Earnings
                Per Share

27              Financial Data Schedule