Form 10-K
period 1995-08-31
PENWEST LTD
filed 1995-11-29
CIK 739608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/x/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1995

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File Number 0-11488

                                  PENWEST, LTD.
             (Exact name of registrant as specified in its charter)

          Washington                                          91-1221360
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 777-108th Avenue N.E., Suite 2390
 Bellevue, Washington                                          98004-5193
(Address of principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:

                                 (206) 462-6000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class           Name of each exchange of which registered
               None                                     None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $1.00 par value
                          Common Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes  X   No
                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of October 24, 1995 was approximately $171 million. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding (net of treasury stock) as of October 24, 1995 was 6,769,896.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

A)   GENERAL:

PENWEST, LTD. (PENWEST) was incorporated in September 1983 and commenced operations on March 1, 1984.

PENWEST consists of the following business units:

         - Penford Products Co. (specialty carbohydrate chemicals for papermaking) - The history of Penford Products Co. can be traced to 1894. Penford Products Co. operates as a wholly-owned subsidiary of PENWEST.

         - Penwest Pharmaceutical Group (pharmaceutical excipients and controlled release technology) - In March 1991, PENWEST purchased the net assets of Edward Mendell Co., Inc. (Mendell) which manufactures and distributes pharmaceutical excipients. Mendell was founded in 1946 and is a wholly-owned subsidiary of PENWEST. The Company established TIMERx Technologies to focus on the development of controlled release technology. TIMERx Technologies is a division of PENWEST.

         - Penwest Foods Co. (specialty food ingredient products) - In September 1991, Penwest Foods Co. was organized to manufacture and market specialty carbohydrate-based food ingredients and agricultural nutrients formerly sold by Penford Products Co. Penwest Foods Co. is a division of PENWEST.

         - Pacific Cogeneration, Inc. - This entity was incorporated in 1981 and was a wholly-owned subsidiary of PENWEST. The Company sold the assets of Pacific Cogeneration to third parties during the second quarter of fiscal 1995.

B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

PENWEST's single business segment is developing, manufacturing and marketing carbohydrate-based specialty chemicals. The Company operates in three market lines: carbohydrate-based specialty chemicals used in paper manufacturing, pharmaceutical excipients and controlled release technology, and food ingredient products. The Company's cogeneration business was not of sufficient size to constitute a separate reportable industry segment.

C)   DESCRIPTION OF BUSINESS:

BUSINESS UNITS:
1. SPECIALTY CHEMICALS: PENFORD PRODUCTS CO. (PENFORD), the core business of PENWEST, develops, manufactures and markets carbohydrate-based specialty chemical starches for papermaking. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge) starches. Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic starches are used at the "wet-end" of the paper machine, providing strong internal bonding of paper fibers. In addition, starch copolymers, a patented combination of synthetic and natural carbohydrate chemistry, are used in coating and binder applications in various segments of the paper industry. Penford's products, in general, are designed to improve strength, quality and runnability of coated and uncoated paper.

Specialty chemicals, principally corn-based ethylated and cationic starches and starch copolymers, are produced at the Company's Cedar Rapids, Iowa facility. Potato-based cationic starches are produced at the Company's Idaho Falls, Idaho facility.

Penford also sells specialty starch products to the domestic textile industry for warp sizing, which is a fiber bonding process for yarn and finished fabric, and for fabric sizing, which provides body and stiffness to textiles.

Specialty chemical brand names of Penford for the paper industry include, among others, Penford(R) Gums, PENSIZE and the Apollo(R) series.

Penford's specialty chemicals for the paper industry are manufactured by a process known as corn wet milling, which is the process by which the various parts of corn are separated, refined and modified.

The corn, after it is removed from the cob and cleaned, is placed in warm steepwater treated with sulfur dioxide, which causes the corn to swell and soften. The softened kernels pass through a mill which separates the corn's germ from its endosperm. Water is added, producing a thick slurry.

The germ is then separated from the slurry. After the germ has been washed and dried, the crude corn oil contained in the germ is removed and refined, yielding a fine quality salad and cooking oil, or a raw material for corn oil margarines. Germ meal is used in animal feed. The remaining mixture of hull and endosperm is then processed. Hull particles are screened out for animal feed, while the finer particles of gluten and starch pass through. The corn oil, germ meal and hull particles are all sold as by-products.

The water slurry of starch and gluten is separated. The starch, which is more than 99 percent pure, is washed a third time to remove small quantities of solubles. Modified starches are created by adding chemical reagents and catalysts to the pure starch slurry. The modified starch is then filtered and dried and is ready for shipping.

2. PHARMACEUTICALS GROUP: MENDELL manufactures and supplies pharmaceutical excipients. Pharmaceutical excipients are the non-active ingredients in tablet and capsule prescription pharmaceuticals, over-the-counter drugs and vitamins. The products include binders, lubricants, fillers and disintegrants. The products provide bulk for concentrated medicines, ease of manufacture, product integrity and disintegration which aids release of the active drug in the body. Mendell's primary product, Emcocel(R), is made from wood pulp, a cellulosic carbohydrate.

Mendell operates facilities at Patterson, New York, Nastola, Finland, and Cedar Rapids, Iowa.

Pharmaceutical excipients' brand names include, among others, EMCOCEL(R), EXPLOTAB(R), EMCOMPRESS(R) and EMDEX(R).

TIMERx TECHNOLOGIES is engaged in the development of controlled release technology for pharmaceuticals. Its principal product is currently included in several drug formulation development projects with licensees. These projects are in different phases of development. All development work is subject to FDA approval. There is no assurance that such trials will be successful or that such approval, if and when applied for, will be obtained. TIMERx Technologies operates at facilities in Patterson, New York.

3. SPECIALTY FOOD INGREDIENT PRODUCTS: PENWEST FOODS CO. develops, manufactures and markets specialty food ingredients to the food and confectionery industries. These ingredients include food grade potato starch products as well as dextrose based products such as specialty maltodextrins and specialty dried corn syrup solids.

Penwest Foods Co., headquartered in Englewood, Colorado, maintains manufacturing facilities at Cedar Rapids, Iowa for the dextrose and agricultural nutrient based products and at Richland, Washington for the food grade potato starches.

Penwest Foods Co.'s product brand names include, among others, CanTab(R), CarriDex(TM), and PenPlus. Sales were less than 10% of the Company's consolidated total sales for the fiscal year ended August 31, 1995.

4. COGENERATION: PACIFIC COGENERATION, INC. owned and operated a cogeneration facility adjacent to Canada Malting Co.'s malting plant at Vancouver, Washington. This cogeneration facility consisted of a natural gas fired turbine, an electric generator and boilers. The heat output of this cogeneration facility was sold to the malting plant and the electrical energy was sold to a local public utility district. The Company sold the assets of Pacific Cogeneration, Inc. to third parties during the second quarter of fiscal 1995. The Company recognized a pre-tax gain of $899,000 on the sale of these assets. Sales were less than 2% of the Company's consolidated total sales for the fiscal year ended August 31, 1995.

RAW MATERIALS

Corn: The Penford corn wet milling plant is located at Cedar Rapids, Iowa, in the middle of the U.S. corn belt. Accordingly, the plant has truck and rail-delivered corn available throughout the year from a large number of corn dealers and farmers at prices related to the principal U.S. grain markets. The cost of the corn to be purchased is generally hedged by entering into futures contracts.

Cellulose Wood Pulp: Mendell's facilities at Nastola, Finland and Cedar Rapids, Iowa use high-grade dissolving wood pulp (cellulose) as their primary raw material to manufacture microcrystalline cellulose (EMCOCEL). Mendell's suppliers of cellulose are located in North America.

Chemicals: The principal chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide is a commodity chemical, subject to price fluctuations due to market conditions.

Corn, cellulose and ethylene oxide are not generally subject to availability constraints.

About one-half of total manufacturing costs are the costs of corn, cellulose, and chemicals. The remaining portion consists primarily of utility and labor costs.

PATENTS, TRADEMARKS AND TRADENAMES

PENWEST owns several patents, trademarks and tradenames, none of which is considered material to current operations.

RESEARCH AND DEVELOPMENT

Company sponsored research and development costs of $6,773,000, $6,346,000 and $5,662,000 in fiscal 1995, 1994 and 1993, respectively, were charged to expense as incurred.

ENVIRONMENTAL MATTERS

The Company has adopted a Policy on Environmental Matters and has implemented a comprehensive corporate-wide environmental management program. The program is managed by the Director of Environmental Health and Safety and is intended to carry out the policy's goal of conducting the Company's business in a safe and fiscally responsible manner that protects and preserves the health and safety of Company employees, the communities surrounding the Company's plants and the environment. The Company continues to monitor environmental legislation and regulations which may affect its operations. No material capital expenditures were incurred for environmental control in fiscal 1995, 1994 or 1993.

WORKING CAPITAL

Working capital requirements of PENWEST are financed through cash resources, operating cash flow and an unsecured revolving line of credit of $15 million with four participating banks. There were no borrowings outstanding under the revolving line of credit during fiscal year 1995. The Company did have overnight borrowings during the year under additional uncommitted lines of credit, but there were no related outstanding balances at fiscal year end.

PRINCIPAL CUSTOMERS

PENWEST sells to approximately ninety major customers. No single customer accounted for more than 10% of total sales.

COMPETITION

PENWEST competes with approximately eight other companies that manufacture corn wet milling products, none of which is dominant in the ethylated starch business. Although Penford is one of the smaller corn wet millers, it is one of the major producers of specialty ethylated starches. Quality, service and price are the major competitive factors for Penford.

PENWEST competes with approximately five other companies that manufacture pharmaceutical excipients, three of whom have larger market shares. Mendell is one of the major producers of microcrystalline cellulose. Quality, service and price are the major competitive factors for Mendell.

PENWEST competes with approximately four other companies which manufacture specialty food ingredients, all of whom have larger market shares. Application expertise, quality, service, and price are the major competitive factors for Penwest Foods Co.

PENWEST competes with numerous other companies in developing controlled release drug delivery systems for the pharmaceutical industry, a few of whom have larger market shares. Development expertise and proprietary technology are the major competitive factors for TIMERx Technologies.

EMPLOYEES

At October 24, 1995, PENWEST and its subsidiaries had 514 employees. PENWEST's specialty chemical and food ingredient operations, pharmaceuticals group and executive office employed 400, 101 and 13 people, respectively. Approximately 40% of the employees are represented by unions. Management believes its employee relations are good.

METHODS OF DISTRIBUTION

Penford, Penwest Foods Co. and Mendell use a direct sales force to market their products in North America.

Mendell uses a combination of direct sales and distributors in Europe.

Penford customers may purchase products through fixed-price contracts for periods covering three months to one year or on a spot basis. Sales are approximately equally divided between the two methods. Products are shipped in either a bulk or bagged format.

D) FOREIGN OPERATIONS AND EXPORT SALES:

Mendell has a facility in Nastola, Finland. This operation is not significant to the Company taken as a whole. Sales from this facility were less than 5% of the Company's total sales in fiscal 1995. Export sales have accounted for less than 10% of the Company's total sales during each of the last three fiscal years.

ITEM 2:  PROPERTIES (MAJOR)

Registrant's executive offices, which are leased, are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004- 5193. Other facilities are as follows:

                            Bldg. Area           Land Area              Owned/                Function of
                             (Sq. Ft.)             (Acres)              Leased                  Facility
                             ---------             -------              ------                  --------

SPECIALTY CHEMICALS AND FOOD INGREDIENTS
Cedar Rapids, Iowa             707,000                29            Owned                     Manufacture
                                                                                              of corn starch
                                                                                              products

Englewood, Colorado             45,000                 3            Leased -- Expires         Offices and
                                                                    April 2000, with          research
                                                                    renewal option            laboratories


Idaho Falls, Idaho              31,000                 6            Owned                     Manufacture of
                                                                                              potato starch
                                                                                              products

Richland, Washington            16,000                 2            Leased -- Expires         Manufacture of
                                                                    November 2014,            potato starch
                                                                    with renewal option       products

The corn wet milling operation in Cedar Rapids, Iowa has operating capacity, measured in bushels ground, of 65,000 bushels per day. The grind operates continuously except for periodic maintenance.

PHARMACEUTICAL EXCIPIENTS
Patterson, New York             40,000               15             Owned                     Warehouse and
                                                                                              offices

Nastola, Finland                15,000                2             Leased --                 Manufacture of
                                                                    2 years notice            pharmaceutical
                                                                    required.                 excipients


Cedar Rapids, Iowa              35,000                1             Owned                     Manufacture of pharmaceutical
                                                                                              excipients

All of the major properties are owned. Production facilities are well maintained and in good condition. The capacities of the plants are suitable and generally sufficient to meet current production requirements. PENWEST is continually undertaking a process of expanding and improving its property, plant and equipment.

ITEM 3:  LEGAL PROCEEDINGS

There are no material legal actions pending either for or against PENWEST and its subsidiaries.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1995.

              EXECUTIVE OFFICERS OF THE REGISTRANT (1) (2) (3) (4)

         Name                    Age                        Title
         ----                    ---                        -----

Tod R. Hamachek                   49           President and
                                                 Chief Executive Officer
                                                 of Registrant                       1985 - current
                                               President and Chief Operating
                                                 Officer of Registrant               1983 - 1985

Franklin E. Olsen, Jr.            62           Vice President-Employee
                                                 Relations of Registrant             1984 - 1995

Jeffrey T. Cook                   39           Vice President-Finance and
                                                 Chief Financial Officer of
                                                 Registrant                          1991 - current
                                               Treasurer of Registrant               1988-1991

Robert G. Widmaier, Ph.D.         47           Vice President-Technical
                                                 Director and Chief Innovation
                                                 Officer of Registrant               1990 - current
                                               Vice President-Technical
                                                 Director of Registrant              1988 -1990

H. Thomas Reed                    60           Vice President of Registrant
                                                 and President and General
                                                 Manager, Penford Products
                                                 Co., a wholly-owned
                                                 subsidiary of Registrant            1985 - current

John V. Talley, Jr.               39           Vice President of Registrant
                                                 and President and General
                                                 Manager, Edward Mendell
                                                 Co., Inc., a wholly-owned
                                                 subsidiary of Registrant            1993 - current
                                               Vice President of Marketing,
                                                 Sanofi Winthrop Pharma-
                                                 ceuticals                           1992 - 1993
                                               Vice President - Marketing,
                                                 Hospital Products Division
                                                 Sanofi Winthrop Pharma-
                                                 ceuticals                           1989 - 1992

Gregory C. Horn                   47           Vice President of Registrant
                                                 and President and General
                                                 Manager, Penwest Foods Co.          1995 - current
                                               Vice President of Marketing,
                                                 Penford Products Co.                1993 - 1994
                                               Vice President and General
                                                 Manager, Sarah Lee
                                                 Corporation                         1992 - 1993
                                               Vice President and General
                                                 Manager, Churchill
                                                 Industries                          1990 - 1993



(1)      As of October 25, 1995

(2) With the exception of Mr. Talley and Mr. Horn, all executive officers of the Registrant have held an executive position with the Registrant, or a subsidiary of the Registrant, for a period exceeding five years.

(3) Officers are appointed annually by the Board of Directors of the Company to serve for a period of one year and serve at the discretion of the Board. No arrangement or understanding exists between any officer and any other person pursuant to which he was selected as an officer.

(4) Mr. Olsen retired as an executive officer of the Company effective August 31, 1995.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PENWEST common stock, $1.00 par value, trades on the Nasdaq Stock Market under the symbol "PENW". On October 25, 1995, there were 1,415 stockholders of record. The high and low closing bid prices of the Company's common shares during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                                 MARKET PRICE

                                                           HIGH                 LOW
                                                           ----                 ---
1994/95
         Quarter Ended November 30                        $25.50               $21.00
         Quarter Ended February 28                        $23.00               $17.50
         Quarter Ended May 31                             $23.25               $20.50
         Quarter Ended August 31                          $26.25               $21.25

1993/94
         Quarter Ended November 30                        $22.50               $19.75
         Quarter Ended February 28                        $23.50               $19.50
         Quarter Ended May 31                             $23.25               $17.75
         Quarter Ended August 31                          $25.75               $18.25


During each quarter in fiscal years 1995 and 1994, a $0.05 per share cash dividend was declared and paid. The Company anticipates that it will continue to pay such quarterly dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                                Year Ended August 31
                                            ---------------------------------------------------------------------------------------
(Thousands of dollars except per share data)      1995              1994              1993              1992(1)             1991(2)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Data:
  Net sales                                      $174,200          $158,787          $135,517          $125,952            $110,910
  Gross margin percentage                            27.5%             25.9%             26.4%             26.8%               29.0%
  Income from operations                           14,973            10,894             9,110            10,466              12,515
  Net income                                        7,217             6,120             6,315             7,505               8,813
  Earnings per share                                $1.03             $0.86             $0.88             $1.01               $1.17
  Dividend declared per share                       $0.20             $0.20             $0.20             $0.15                --
  Average shares outstanding                    7,018,970         7,110,953         7,175,855         7,461,439           7,558,910

Balance Sheet Data:
  Property, plant and equipment (net)             111,440            99,973            96,250            73,742              61,223
  Long-term debt                                   58,628            42,897            46,998            30,877              31,550
  Shareholders' equity                             71,982            67,165            62,490            61,447              60,081
  Capital expenditures                             23,019            13,259            31,266            19,450              14,006
  Total assets                                    186,760           164,357           157,966           130,641             120,488

(1) During fiscal year 1992, the Company adopted FASB Statement No. 106 "Employer's Accounting for Post-Retirement Benefits Other Than Pensions." This change increased the annual pre-tax post-retirement benefit expense by $800,000 and decreased equity by $5,900,000 (net of tax). Also, during fiscal year 1992, the Company adopted FASB Statement No. 109 "Accounting for Income Taxes." This change resulted in a reduction of deferred taxes and an increase in equity of $1,560,000.

(2) During fiscal year 1991, the Company purchased the net assets of Edward Mendell Co., Inc. for $8,090,000. Results of operations for six months have been included in the consolidated financial data.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Fiscal 1995 to 1994 Results of Operations

Sales increased $15.4 million, or 9.7 percent, during fiscal 1995. The increase reflects higher demand for hydroxyethylated (HES) corn starches from paper industry customers as new customers converted to Penford Gums. During the year, Penford converted the single largest customer in its history. As a result, Penford is near production capacity. The improvement in the paper industry has also benefited Penford.

Also contributing to the increase were higher sales of industrial potato starches to the paper industry. The Company's Idaho Falls potato starch plant capacity was essentially sold out by year-end. Sales of microcrystalline cellulose (MCC) to pharmaceutical industry customers were up sharply as PENWEST's Cedar Rapids MCC plant's gained new customers and its operating results reached break-even. Specialty food-grade potato starches sold by Penwest Foods Co. (PFC) gained 107 percent, reflecting new product activity and the addition of major new customers. However, PFC was not profitable in 1995.

Gross margins were 27.5% in 1995 compared with 25.9% in 1994. Higher gross margins reflected renegotiated sales contracts with key customers, a shift at Penford to higher margin products, the achievement of break-even at Mendell's Cedar Rapids MCC plant and reduced losses at Penwest Foods. Operating margins grew from 6.9% to 8.6%, a gain of 24.6%. The 1995 margins were depressed by power interruptions and higher corn costs at Penford Product Co.'s Cedar Rapids plant. High heat and humidity in Iowa placed exceptional demand on the local electrical utility, which interrupted service to some of its industrial customers, including Penford. The plant experienced ten blackouts during the fourth quarter. This resulted in fewer units being produced and therefore a higher per unit cost. Since Penford does not maintain much inventory, most of the impact was recorded during the fourth quarter.

In December 1994 the Company sold the assets of its cogeneration facility, recording a pre-tax gain of $899,000 (8 cents per share after tax) in the second quarter. The gain effectively offset earnings the facility would have provided in fiscal 1995. The turbine from the facility was sold to IES Utilities, Inc. and in the fourth quarter of fiscal 1996, the Company expects to begin receiving a portion of its thermal needs in Cedar Rapids from that turbine under a thermal supply agreement with IES Utilities, Inc. This agreement should generate a savings that will approximate the earnings from the Company's cogeneration facility prior to the sale.

Operating expenses increased $2.7 million, or 9.0%. Operating expenses in 1994 were reduced by $900,000 as the result of the curtailment of postretirement health benefits previously accrued. Research and development expenses increased $427,000, or 6.7%, as a result of greater development spending at Penwest Pharmaceuticals Group. The Company expects to continue R & D investments at approximately 3.5 to 4% of sales.

Net interest expense increased $2.0 million reflecting a greater debt level, higher interest rates and a lower investment portfolio.

The effective tax rate was 35.0% in fiscal 1995, compared with 24.3% in the prior year when PENWEST recorded a federal tax benefit relating to research and development expenditures.

Comparison of Fiscal 1994 to 1993 Results of Operations

Sales increased $23.3 million, or 17.2%, during fiscal 1994. The gain was generated from additional volumes due to the specialty ethylated starch capacity expansion in late fiscal 1993 at Penford's Cedar Rapids plant, as well as greater utilization of existing oxidized starch capacity. Penford also had increased sales of its potato starch and corn cationic products. Mendell sales of microcrystalline cellulose (MCC) increased due to additional capacity that was brought on line in August 1993. Sales at Penwest Foods Co. (PFC) increased significantly during the year; however, PFC continued to record operating losses.

Gross margins were 25.9% for fiscal 1994 compared to 26.4% for fiscal 1993. The gross margins in fiscal 1994 were affected by a change in the volume mix with an increase in the sales of oxidized starches, which yield lower margins. Margins at Penford in the prior year were negatively affected by approximately $425,000 of expenses related to flooding in the Midwest. Margins at Mendell declined during the year primarily due to increased expenses at the new MCC plant in Cedar Rapids.

Operating expenses increased $3,537,000, or 13.3%, due to increased research and development, an increase in operating expenses at PFC, and higher expenses associated with a stock appreciation rights program. This increase at PFC was due to its growth and a continued investment in its business.

Research and development expenses increased $684,000, or 12.1% in fiscal 1994 due to an increase at both Mendell and TIMERx Technologies.

Net interest expense increased $1.3 million in fiscal 1994 due to lower capitalized interest in the current year, higher interest rates, and a lower investment portfolio.

The effective tax rate was 24.3% in fiscal 1994 compared to 17.3% in fiscal 1993. The effective rate in 1994 is lower than the statutory rate primarily due to a federal tax benefit recorded during the first quarter related to research and development tax credits. The effective tax rate for 1993 was less than the statutory rate due to certain tax refunds and credits received by the Company.

PENWEST's core business was strong in fiscal 1994. The specialty paper chemical products continued to grow at double-digit rates. Although there was some improvement in the Company's largest customer base, the paper industry, many of the large paper companies were still in the early stages of recovery which made the environment difficult to increase sales and prices. The starch copolymer family of products continued to make progress during fiscal 1994 and operated at break-even.

Liquidity and Capital Resources

PENWEST has strong liquidity and capital resources. The Company had $5.3 million in cash and cash equivalents at year-end and working capital of $29.2 million. The Company has a $15 million revolving credit agreement. There were no borrowings under this agreement during the fiscal year. The Company also has several uncommitted lines with various banks that are used for overnight borrowings. These lines were used throughout the year, however, there were no outstanding balances at year-end.

Operating cash flow was $16.3 million, $12.2 million, and $17.8 million in fiscal 1995, 1994, and 1993, respectively. The improvement in fiscal 1995 was primarily due to an improvement in operating income and by changes in working capital components.

Capital expenditures amounted to $23.0 million in fiscal 1995 compared to $13.3 million in fiscal 1994 and were $31.3 million in fiscal 1993. Expenditures have been funded from operations, cash, a private placement of debt, and borrowings under uncommitted lines. The significant capital expenditures during fiscal 1995 were for the completion of expansion of the Penwest Foods facility in Richland, Washington, the completion of new laboratory facilities for Penwest Pharmaceuticals Group, and capacity expansion at Penford Products. The remainder of the expenditures was for various improvements to manufacturing facilities.

Capital expenditures in fiscal 1996 should be lower than fiscal 1995. The only significant planned project is a $6 million capacity expansion project at Penford Products. The Company expects to fund these capital expenditures from operations and cash.

The Company commenced paying a quarterly cash dividend of $0.05 per share with the quarter ended February 28, 1992, and has paid such dividend each quarter thereafter. The Board of Directors reviews the dividend policy on a periodic basis.

In April 1994, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. The Company repurchased 66,000 shares of its stock during fiscal 1995 for $1,310,000.

ITEM 8:   PENWEST, LTD. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA

CONSOLIDATED BALANCE SHEETS

                                                                 August 31
 (Thousands of dollars)                                    1995             1994
-----------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                               $   5,334
Trade accounts receivable                                  23,943        $  20,748
Inventories                                                14,209           16,734
Prepaid expenses and other                                  5,447            4,593
                                                        ---------        ---------
  Total current assets                                     48,933           42,075
Property, plant and equipment:
  Land                                                      3,359            3,089
  Plant and equipment                                     175,533          162,570
  Construction in progress                                  3,371            6,611
  Less accumulated depreciation                           (70,823)         (72,297)
                                                        ---------        ---------
    Net property, plant and equipment                     111,440           99,973
Deferred income taxes                                       9,927            9,545
Other assets                                               16,460           12,764
                                                        ---------        ---------
                                                        $ 186,760        $ 164,357
                                                        =========        =========

Liabilities and shareholders' equity

Current liabilities:
Bank overdraft, net                                                      $     635
Accounts payable                                        $   8,749            8,131
Accrued liabilities                                         6,728            7,847
Current portion of long-term debt                           4,270            4,100
                                                        ---------        ---------
  Total current liabilities                                19,747           20,713
Long-term debt                                             58,628           42,897
Other post retirement benefits                             10,155           10,102
Deferred income taxes and other                            26,248           23,480

Shareholders' equity:
Common stock, par value $1.00 per share,
  authorized 29,000,000 shares, issued 8,591,027
  shares in 1995 and 8,577,427 in 1994, including
  treasury shares                                           8,591            8,577
Additional paid-in capital                                 12,550           12,489
Retained earnings                                          84,949           79,128
Treasury stock, at cost, 1,832,752 shares in 1995
  and 1,766,752 shares in 1994                            (30,637)         (29,327)
Note receivable from PENWEST Savings
  and Stock Ownership Plan                                 (2,978)          (3,340)
Cumulative translation adjustment                            (493)            (362)
                                                        ---------        ---------
  Total shareholders' equity                               71,982           67,165
                                                        ---------        ---------
                                                        $ 186,760        $ 164,357
                                                        =========        =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Year Ended August 31
(Thousands of dollars except per share data)           1995               1994               1993
-------------------------------------------------------------------------------------------------------
Sales                                              $   174,200        $   158,787        $   135,517
Cost of sales                                          126,341            117,734             99,785
                                                   -----------        -----------        -----------
Gross margin                                            47,859             41,053             35,732
Operating expenses                                      32,886             30,159             26,622
                                                   -----------        -----------        -----------

Income from operations                                  14,973             10,894              9,110
Other income                                               899
Investment income                                          418                636              1,016
Interest expense                                        (5,183)            (3,444)            (2,489)
                                                   -----------        -----------        -----------
Income before income taxes                              11,107              8,086              7,637
Income taxes                                             3,890              1,966              1,322
                                                   -----------        -----------        -----------
Net income                                         $     7,217        $     6,120        $     6,315
                                                   ===========        ===========        ===========

Weighted average common shares and
  equivalents outstanding                            7,018,970          7,110,953          7,175,855
                                                   ===========        ===========        ===========

Earnings per share                                 $      1.03        $      0.86        $      0.88
                                                   ===========        ===========        ===========

Dividends declared per share                       $      0.20        $      0.20        $      0.20
                                                   ===========        ===========        ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended August 31
(Thousands of dollars)                                 1995            1994            1993
----------------------------------------------------------------------------------------------
Operating activities:

Net income                                         $  7,217        $  6,120        $  6,315
Adjustments to reconcile net income
  to net cash from operating activities
    Depreciation and amortization                    10,375          10,343           9,414
    Deferred income taxes                             1,504           2,676           2,891
    Gain on sale of assets                             (899)
  Change in operating assets and liabilities
    Receivables                                      (3,195)         (4,743)         (2,941)
    Inventories                                       2,525          (6,520)           (367)
    Accounts payable and other                       (1,181)          4,349           2,523
                                                   --------        --------        --------

Net cash from operating activities                   16,346          12,225          17,835

Investing activities:
Additions to property, plant and equipment          (23,019)        (13,259)        (31,266)
Proceeds from sale of assets                          2,500
Other                                                  (530)          1,594            (815)
                                                   --------        --------        --------
Net cash used by investing activities               (21,049)        (11,665)        (32,081)

Financing activities:
Proceeds from unsecured line of credit               41,305          30,605
Payments on unsecured line of credit                (41,305)        (30,605)
Proceeds from long-term debt                         20,000                          20,000
Payments on long-term debt                           (4,100)         (3,880)           (673)
Purchase of treasury stock                           (1,310)         (1,277)         (5,085)
Purchase of life insurance for officers'
  benefit plans                                      (2,501)         (1,343)         (1,343)
Payment of dividends                                 (1,360)         (1,371)         (1,394)
Other                                                   (57)          1,199             489
                                                   --------        --------        --------
Net cash from (used by) financing
  activities                                         10,672          (6,672)         11,994
                                                   --------        --------        --------
Net increase (decrease) in cash                       5,969          (6,112)         (2,252)
Cash, (bank overdrafts) and cash
  equivalents at beginning of year                     (635)          5,477           7,729
                                                   --------        --------        --------
Cash (bank overdrafts) and cash
  equivalents at end of year                       $  5,334        $   (635)       $  5,477
                                                   ========        ========        ========

Supplemental disclosure of cash flow
  information
Cash paid during the year for:
  Interest                                         $  4,976        $  3,478        $  2,341
  Income taxes                                     $  2,052        $  2,909        $  3,005

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           Note Receiv-
                                                                                           able from
                                                                                           PENWEST                         Total
                                             Additional                                    Savings &       Cumulative      Share-
                             Common          Paid-In         Retained       Treasury       Stock Own-      Translation     holders'
(Thousands of dollars)       Stock           Capital         Earnings       Stock          ership Plan     Adjustment      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances, September 1, 1992  $  8,540        $ 12,332        $ 68,994       $(22,965)      $ (5,319)       $   (135)       $ 61,447

Net income                                                      6,315                                                         6,315
Exercise of stock options          23              71                                                                            94
Purchase of treasury stock                                                    (5,085)                                        (5,085)
Savings and Stock Ownership
  Plan activity                                                                               1,014                           1,014
Pension plan minimum
  liability                                                       450                                                           450
Translation loss                                                                                               (361)           (361)
Dividends declared                                             (1,384)                                                       (1,384)
                             --------        --------        --------       --------       --------        --------        --------

Balances, August 31, 1993       8,563          12,403          74,375        (28,050)        (4,305)           (496)         62,490

Net income                                                      6,120                                                         6,120
Exercise of stock options          14              86                                                                           100
Purchase of treasury stock                                                    (1,277)                                        (1,277)
Savings and Stock Ownership
  Plan activity                                                                                 965                             965
Translation gain                                                                                                134             134
Dividends declared                                             (1,367)                                                       (1,367)
                             --------        --------        --------       --------       --------        --------        --------

Balances, August 31, 1994       8,577          12,489          79,128        (29,327)        (3,340)           (362)         67,165

Net income                                                      7,217                                                         7,217
Exercise of stock options          14              61                                                                            75
Purchase of treasury stock                                                    (1,310)                                        (1,310)
Savings and Stock Ownership
  Plan activity                                                                                 362                             362
Translation loss                                                                                               (131)           (131)
Dividends declared                                             (1,396)                                                       (1,396)
                             --------        --------        --------       --------       --------        --------        --------
Balances, August 31, 1995    $  8,591        $ 12,550        $ 84,949       $(30,637)      $ (2,978)       $   (493)       $ 71,982
                             ========        ========        ========       ========       ========        ========        ========



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

PENWEST's business is developing, manufacturing and marketing chemically modified carbohydrate-based specialty chemicals. No single customer accounts for more than 10% of sales.

The consolidated financial statements include PENWEST and its wholly-owned subsidiaries. Material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Cash equivalents consist of money market funds, short-term deposits, and commercial paper. Amounts reported in the balance sheet represent cost which approximates market value.

PENWEST's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks in excess of $1,581,000 are netted against cash at August 31, 1995.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation assuming average useful lives of three to forty years for financial reporting purposes. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. Interest of $209,000, $51,000 and $985,000 was capitalized in 1995, 1994, and
1993, respectively.

Foreign Currencies

Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. Non-monetary assets and liabilities are converted at historical rates. In each instance, the functional currency is the U.S. dollar. Realized gains and losses from foreign currency transactions are reflected in the income statement.

Income Taxes

Deferred income taxes are provided on temporary differences between financial and income tax reporting methods.

Revenue Recognition

Sales revenue is recorded upon shipment of product.

Earnings Per Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the fiscal year. Outstanding stock options and stock appreciation rights are considered to be common share equivalents.

Research and Development

Research and development costs of $6,773,000, $6,346,000 and $5,662,000 in 1995,
1994, and 1993, respectively, were charged to expense as incurred.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE B

INVENTORIES

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out (FIFO) method.

The Company generally follows a policy of hedging corn purchases, related to fixed price sales contracts and certain anticipated corn purchases to minimize price risk due to market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. To obtain a proper matching of revenue and expense, gains or losses arising from open and closed hedging transactions are included in inventory as a cost of the commodities and reflected in the income statements when the product is sold.

Components of inventory are as follows:

August 31 (Thousands of dollars)                     1995             1994
--------------------------------------------------------------------------------
Raw materials, supplies and other                   $ 3,828          $ 6,074
Work in progress                                        483              622
Finished goods                                        9,898           10,038
                                                    -------          -------
  Total inventories                                 $14,209          $16,734
                                                    =======          =======

NOTE C
DEBT

August 31 (Thousands of dollars)                                                   1995             1994
------------------------------------------------------------------------------------------------------------
Unsecured term agreement, quarterly principal payments,
  final maturity in 2000, 6.50% interest rate at year-end                         $16,000          $19,000
Private placement, 7.93% interest rate, semiannual interest-only payments with principal payments beginning in 1996, final
  maturity in 2005                                                                 20,000           20,000
Private placement, 7.97% interest rate, semiannual interest-only payments with two equal principal payments, one in 1998 and
  one in 2006                                                                      20,000
Unsecured note, 9.4% interest rate, due in quarterly installments
  through 2000                                                                      3,780            4,450
Note payable, 8.49% interest rate, quarterly
  principal and interest payments through October 1997                              3,118            3,547
                                                                                  -------          -------
                                                                                   62,898           46,997
Less current portion                                                                4,270            4,100
                                                                                  -------          -------
Net long-term debt                                                                $58,628          $42,897
                                                                                  =======          =======

Maturities of long-term debt for the fiscal years ending August 31, 1996 through 2000 are as follows (thousands of dollars):

                                  1996                            $4,270
                                  1997                             7,127
                                  1998                             8,955
                                  1999                            16,697
                                  2000                             6,277

The Company has an unsecured term loan agreement of $16 million with four banks which expires on November 30, 2000. Borrowing rates available to the Company under the term agreement are at prime rate or less depending on the selection of borrowing options.

The Company has an unsecured revolving line of credit of $15 million with four banks which expires on April 15, 1997. Borrowing rates available to the Company under the revolver are at prime rate or less depending on the selection of borrowing options. Borrowings under the revolver can be converted, at the option of PENWEST, to term notes due on the expiration date of the revolving line of credit. At year-end, there were no outstanding borrowings under this agreement.

The unsecured term agreement, the private placements, and the unsecured revolving line of credit include, among other terms, various limitations on long-term indebtedness, minimum net worth and working capital ratios, and restrictions on PENWEST's ability to purchase or redeem its own stock.

The Company has uncommitted lines of credit aggregating $15 million, which provide for financing at various floating rates.

The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of interest payment streams without an exchange of the underlying principal amount. Net amounts paid or received are reflected as adjustments to interest expense. The fair values of the swap agreements are not recognized in the financial statements. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates. The Company continually monitors the credit ratings of its counterparties. Management believes the risk of incurring losses is remote, and that if incurred, such losses would be immaterial. At August 31, 1995, approximately $25 million of the Company's outstanding debt was subject to interest rate swap agreements. Of this amount, $15 million involves floating rate to fixed rate swaps which effectively fix rates at approximately 9% and $10 million involves fixed rate to floating rate swaps, with the floating rate approximating 6% at August 31, 1995.

The Company has hedged the interest rate risk on $8.9 million of its long-term debt using Treasury note futures. The cost of the hedge has been deferred and will be recognized as a component of interest expense over the life of the debt. The hedge will result in an effective interest rate on the hedged portion of long-term debt of approximately 9.5%.

NOTE D
LEASES

Certain of the Company's property, plant, and equipment is leased under operating leases ranging from one to fifteen years with renewal options.

Rental expense under operating leases was $3,202,000, $2,787,000 and $2,066,000 for fiscal years ended August 31, 1995, 1994, and 1993, respectively.

Future lease payments as of August 31, 1995 for noncancellable operating leases having initial lease terms of more than one year are as follows (thousands of dollars):

Years ending August 31                                       Operating Leases
----------------------                                       ----------------
         1996                                                     $4,098
         1997                                                      2,814
         1998                                                      2,312
         1999                                                      1,951
         2000                                                        608
      Thereafter                                                   1,898
                                                                 -------

Total minimum lease payments                                     $13,681
                                                                 =======

NOTE E
STOCK OPTIONS

Under stock option plans, options have been granted to certain officers and key employees to purchase PENWEST common stock. Changes in stock options for the three years ended August 31 are as follows:

                                                                                              1995 Option
                                              1995             1994            1993           Price Range
----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            615,859          590,809          596,762     $ 3.313 - $27.50
Granted                                     271,000           59,000           27,000      20.750 -  22.75
Exercised                                   (13,600)         (13,950)         (23,003)      3.313 -   22.6
Cancelled                                   (25,800)         (20,000)          (9,950)               19.13
                                            -------          -------           ------
Outstanding at end of year                  847,459          615,859          590,809       3.313 -  27.50
                                            =======          =======          =======       =====    =====
Exercisable at end of year                  401,159          299,109          184,259       3.313 -  27.50
                                            =======          =======          =======       =====    =====


At August 31, 1995, 62,232 stock appreciation rights (SARs) were outstanding to certain officers. The SARs were granted in December 1986 at the market price of PENWEST stock and are fully vested as of August 31, 1995. As a result of appreciation (depreciation) of PENWEST stock and vesting of the SARs, compensation expense was charged (credited) for $78,000, $342,000 and ($303,000) in 1995, 1994, and 1993 respectively.

NOTE F
INCOME TAXES

Income tax expense consists of the following:

                                               Year Ended August 31
(Thousands of dollars)               1995             1994              1993
--------------------------------------------------------------------------------
Current
  Federal                           $ 2,102           $  (904)          $(1,731)
  Foreign                                 4               138               213
  State                                 232                56               (51)
                                    -------           -------           -------
                                      2,338              (710)           (1,569)

Deferred
  Federal                             1,459             2,253             2,808
  State                                  93               423                83
                                    -------           -------           -------
                                      1,552             2,676             2,891
                                    -------           -------           -------
Total provision                     $ 3,890           $ 1,966           $ 1,322
                                    =======           =======           =======

A reconciliation of the statutory federal tax to the actual provision is as follows:

                                               Year Ended August 31
(Thousands of dollars)                   1995            1994            1993
--------------------------------------------------------------------------------
Statutory tax rate                           34%             34%             34%
Statutory tax                           $ 3,776         $ 2,749         $ 2,597
State taxes, net of federal benefit         215             164              77
Tax credits, including research and
  development credits                      (313)         (1,095)         (1,503)
Tax advantaged investment income            (47)
Other                                       259             148             151
                                        -------         -------         -------
Total provision                         $ 3,890         $ 1,966         $ 1,322
                                        =======         =======         =======


The significant components of deferred tax assets and liabilities are as follows:

                                                                August 31
(Thousands of dollars)                                    1995            1994
--------------------------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit                         $ 2,725         $ 3,269
  Research and development credit                            622             300
  Postretirement benefits                                  3,691           3,671
  Provisions for accrued expenses                          2,366           1,963
  Other                                                      523             342
                                                        ------------------------
Total deferred tax assets                                  9,927           9,545

Deferred tax liabilities:

  Depreciation                                            17,650          16,826
  Other                                                    2,143             926
                                                        ------------------------
     Total deferred tax liabilities                       19,793          17,752
                                                        ------------------------
          Net deferred tax liabilities                   $ 9,866         $ 8,207
                                                        ========================

NOTE G

PENSION AND OTHER EMPLOYEE BENEFITS

PENWEST maintains two noncontributory defined benefit pension plans that cover substantially all employees.

Benefits under the plan for hourly employees are primarily related to years of service. Benefits for salaried employees are primarily related to years of credited service and final average five-year earnings. Employees generally become eligible to participate in the plans after attaining age 21 and benefits normally become vested after five years of credited service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974.

Assumptions used in the measurement of the projected benefit obligation in 1995 and 1994 included a discount rate of 7.5% and 8.0%, respectively, and a rate of increase in compensation levels of 6.0% for the salaried employees. The change in the discount rate had the impact of increasing the projected benefit obligation by approximately $1.4 million. The expected long-term rate of return on plan assets is assumed to be 8.0%.

Net periodic pension expense consisted of the following (in thousands):

                                                               Year Ended August 31
                                                        1995           1994           1993
---------------------------------------------------------------------------------------------
Service cost of benefits earned during the year       $   603        $   591        $   545
Interest cost on projected benefit obligation           1,363          1,256          1,245
Actual return on plan assets                           (2,599)          (842)        (2,449)
Net amortization and deferral                           1,480           (253)         1,676
                                                      -------        -------        -------
Net pension expense                                   $   847        $   752        $ 1,017
                                                      =======        =======        =======

The following table sets forth the funded status of both pension plans as of August 31, 1995 and 1994 (in thousands):

                                                                      August 31
                                                                1995            1994
------------------------------------------------------------------------------------
Actuarial present value of projected obligation,
  based on service to date and current salary levels:
     Vested                                                 $ 17,081        $ 15,521
     Nonvested                                                   430             387
                                                            --------        --------
Accumulated benefit obligation                                17,511          15,908
Effect of projected salary increases                           2,052           1,663
                                                            --------        --------
Projected benefit obligation                                  19,563          17,571
Plan assets at fair market value                              18,910          15,977
                                                            --------        --------
Projected benefit obligation greater than plan assets           (653)         (1,594)
Unrecognized actuarial net loss                                  254           1,264
Balance of unrecognized net obligation at
  transition being amortized over 15 years                     1,137             577
Unrecognized prior service cost                                  534             472
Adjustment to record minimum liability                        (1,987)
                                                            --------        --------
Net pension asset (liability)                               $  1,272        $ (1,268)
                                                            ========        ========

Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds and real estate.

Penwest Savings And Stock Ownership Plan

The Company has a savings investment plan. The savings component, available to all employees, matches 75% of the employee's contribution up to 6% of the employee's pay, in the form of PENWEST common stock. The plan held 113,271 unallocated shares of PENWEST common stock as of August 31, 1995, including shares earned but not yet allocated. During 1995, approximately 52,630 shares of stock were earned by plan participants. The savings component expense of the plan was $520,000, $599,900 and $519,000 for fiscal years 1995, 1994, and 1993, respectively. Compensation expense is recorded by the Company as the market value of shares released.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. The profit sharing expense, which reflects the cost basis of stock released by the plan to participants was $402,000, $285,000 and $420,000 for the fiscal years 1995, 1994 and 1993, respectively.

The plan acquired the PENWEST common stock by issuing a note to the Company. The note is reflected as a reduction of shareholders' equity and is amortized ratably as stock is released to participants in the plan. The shares held by the plan are considered outstanding for puposes of calculating earnings per share.

Supplemental Executive Retirement Plan

The Company established a Supplemental Executive Retirement Plan (SERP), a nonqualified plan, which covers certain employees. For 1995, 1994, and 1993, the net pension expense accrued for the SERP was $856,000, $347,000 and $283,000 respectively.

Health Care And Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense when paid. Health care and life insurance expense was $2,501,000, $2,649,000 and $2,297,000 in 1995, 1994, and 1993, respectively.

NOTE H
OTHER POSTRETIREMENT BENEFITS

PENWEST maintains two postretirement benefit plans that cover substantially all salaried and hourly retirees.

Benefits under the plan for hourly employees include medical coverage, prescription drug coverage, and, to a certain grandfathered group, life insurance. Hourly participants contribute to the cost of the benefits based on a pension credit formula.

Benefits under the plan for salaried employees includes medical coverage and vision coverage. Salaried participants contribute, for the most part, 100% of the premiums.

Postretirement benefit expense was $359,000, $834,000 and $1,088,000 for the years ended August 31, 1995, 1994, and 1993, respectively. Presently the Company funds the current benefits on a cash basis and therefore there are no plan assets.

The following table sets forth the plan's funded status (in thousands of dollars):

     Accumulated postretirement benefit obligation:

                                                                      Year Ended
                                                          August 31, 1995     August 31, 1994
                                                          ---------------     ---------------
         Retirees                                             $ 4,119             $ 5,020
         Fully eligible active plan participants                  311                 297
         Other active plan participants                         2,190               2,365
                                                              -------             -------
         Accumulated post-retirement benefit obligation         6,620               7,682
           Unrecognized actuarial net gain                      3,535               2,420
                                                              -------             -------

         Accrued postretirement benefit obligation            $10,155             $10,102
                                                              =======             =======


Net periodic postretirement benefit costs include the following components:

                                                                           Year Ended August 31
                                                                     1995          1994           1993
                                                                   -------        -------        -------
         Service cost -- benefits earned during the period         $   186        $   295        $   288
         Interest cost on accumulated postretirement benefit
           obligations                                                 402            604            800
         Net amortization and deferral                                (229)           (65)
                                                                   -------        -------        -------

                                                                   $   359        $   834        $ 1,088
                                                                   =======        =======        =======

Future benefit costs were estimated assuming medical costs would increase at a 10% annual rate for fiscal 1996, then beginning in fiscal 1997, decreasing by one half of a percent ratably over the next nine years to a rate of 5.5%. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at August 31, 1995 by $954,000, with an increase of $105,000 in the annual 1995 postretirement benefit expense. The weighted average discount rate used to estimate the accumulated postretirement obligation was 7.5% in 1995 and 8.0% in 1994. The change in discount rate had the impact of increasing the accumulated post-retirement benefit obligation by $1.1 million.

During the second quarter of fiscal 1994, the Company curtailed postretirement health benefits for salaried employees that had been previously accrued. The Company formerly paid a portion of the health insurance premiums for salaried retirees but no longer does so for eligible salaried employees retiring after May 15, 1994. As a result, in the second quarter of 1994, there was a $900,000 reduction of operating expenses recorded.

NOTE I
SHAREHOLDERS' EQUITY
UNISSUED PREFERRED STOCK

There are 1,000,000 shares of $1.00 par value preferred stock authorized for issue; however, none are outstanding.

Common Stock Purchase Rights

On June 16, 1988, PENWEST distributed a dividend of one right (Right) for each outstanding share of PENWEST common stock. In addition, previously outstanding Rights were redeemed for $0.025 each. When exercisable, each Right will entitle its holder to buy one share of PENWEST's common stock at $44.00 per share. The Rights will become exercisable if a purchaser acquires 20% of PENWEST's common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 20% of the common stock of PENWEST, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of PENWEST for one half of the market price of the common stock. In the event that PENWEST is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by PENWEST at a price of $.01 per Right, and they expire in June 1998.

NOTE J

PACIFIC COGENERATION, INC.

In December of 1994 the Company sold the assets of its subsidiary Pacific Cogeneration, Inc. to third parties. The Company recognized a gain on the sale of $899,000 which is reflected as other income in 1995.

NOTE K

QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 1995                                                First          Second         Third         Fourth
(Thousands of dollars except earnings per share data)     Quarter        Quarter        Quarter        Quarter        Total
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                    $ 42,771       $ 42,429       $ 43,618       $ 45,382       $174,200
Gross margin                                               11,244         11,912         12,465         12,238         47,859
Income from operations                                      3,716          3,504          4,225          3,528         14,973
Net income                                                  1,757          2,153          2,000          1,307          7,217

Earnings per common share                                $   0.25       $   0.31       $   0.29       $   0.19       $   1.03

Dividends declared                                       $   0.05       $   0.05       $   0.05       $   0.05       $   0.20

Fiscal 1994                                                First          Second         Third         Fourth
(Thousands of dollars except earnings per share data)     Quarter        Quarter        Quarter        Quarter        Total
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                    $ 37,817       $ 35,837       $ 41,347       $ 43,786       $158,787
Gross margin                                                9,987          8,724         11,050         11,292         41,053
Income from operations                                      2,599          1,678          3,267          3,350         10,894
Net income                                                  1,761            863          1,774          1,722          6,120

Earnings per common share                                $   0.25       $   0.12       $   0.25       $   0.24       $   0.86

Dividends declared                                       $   0.05       $   0.05       $   0.05       $   0.05       $   0.20

              Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
PENWEST, LTD.

We have audited the accompanying consolidated balance sheets of PENWEST, LTD. as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PENWEST, LTD. at August 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.


Seattle, Washington
October 12, 1995

REPORT OF MANAGEMENT

The management of PENWEST, LTD. has prepared and is responsible for the integrity and fairness of the financial statements and other financial information presented in this annual report. The statements have been prepared in accordance with generally accepted accounting principles and, to the extent appropriate, include amounts based on management's judgment and/or estimates. In order to fulfill its responsibilities for these financial statements and information, management maintains accounting systems and related internal controls. These controls are designed to provide reasonable assurance that transactions are properly authorized and recorded, that assets are safeguarded, and that financial records are reliably maintained.

Ernst & Young LLP, independent auditors, is retained to audit the Company's consolidated financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls and tests of accounting procedures and records to the extent necessary to support their audit.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with management and with the independent auditors to review the quality of financial reporting, the operation and development of the internal control systems, and the results of independent audits.

The independent auditors regularly meet with the Audit Committee without the presence of any other parties.

Tod R. Hamachek
President and
Chief Executive Officer

Jeffrey T. Cook
Vice President, Finance and
Chief Financial Officer

Jennifer L. Good
Corporate Controller and
Corporate Secretary

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)     Financial Statements

                 The consolidated balance sheets as of August 31, 1995 and 1994 and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1995 and the report of independent auditors are included in Part II, Item 8.

(a)      (2)   Financial Statement Schedules

               (a)  Quarterly financial information is included in Part II, Item
                    8.

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)      (3)   Exhibits

               See list of Exhibits on page 36. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENWEST, LTD.

Date     November 29, 1995                       Tod R. Hamachek
                                   ---------------------------------------------
                                   Tod R. Hamachek, President and
                                   Chief Executive Officer
                                   Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date     November 29, 1995                       Tod R. Hamachek
                                   ---------------------------------------------
                                    Tod R. Hamachek, President and
                                    Chief Executive Officer (Principal Executive
                                    Officer)

Date     November 29, 1995                       Jeffrey T. Cook
                                   ---------------------------------------------
                                    Jeffrey T. Cook, Chief Financial Officer
                                    (Principal Financial Officer)


Date     November 29, 1995                       Jennifer L. Good
                                   ---------------------------------------------
                                    Jennifer L. Good, Corporate Controller
                                    (Principal Accounting Officer)

Directors

Richard E. Engebrecht
Tod R. Hamachek                     By     Tod R. Hamachek
Paul H. Hatfield                      ------------------------------------------
C. Calvert Knudsen
Harry L. Mullikin                   Attorney-in-Fact
Sally G. Narodick                   Power of Attorney Dated
William G. Parzybok, Jr.            October 24, 1995
N. Stewart Rogers                   Date    October 24, 1995
William K. Street
James H. Wiborg

                                INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.                                      Item

   (3.1)                  Restated Articles of Incorporation of Registrant

   (3.2) Bylaws of Registrant as amended and restated as of June 27, 1995

   (4.1) PENWEST, LTD. Common Stock Purchase Rights, dated June 3, 1988 (filed on Form 8-A dated June 3, 1988)

  (10.1)                  Unsecured Term Agreement among PENWEST, LTD.
                          and Penford Products Co. as Borrowers, and Seattle-First National Bank, Continental Bank N.A., U.S.
                          Bank of Washington, National Association, and The
                          Bank of Nova Scotia as Lenders, dated as of November 9, 1990 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1993)

  (10.2) Senior Note Agreement among PENWEST, LTD. as Borrower and Mutual of Omaha and Affiliates as lenders, dated November 1, 1992 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1993)

  (10.3) Term Loan Agreement among Penford Products Co., and PENWEST, LTD. as Borrowers, and First Interstate Bank of Washington, N.A. as Lender, dated September 27, 1990 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

  (10.4) Loan Agreement among PENWEST, LTD. as Borrower and Seattle-First National Bank as Lender, dated December 1, 1989 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

  (10.5)                  PENWEST, LTD. Supplemental Executive
                          Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

  (10.6)                  PENWEST, LTD. Supplemental Survivor Benefit
                          Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

  (10.7) PENWEST, LTD. Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

  (10.8)                  Change of Control Agreements with Messrs.
                          Hamachek, Reed, Cook, Widmaier, Schmelzer, Talley, Horn and Rydzewski (a representative copy of these agreements is filed herewith)

  (10.9) PENWEST, LTD. 1993 Non-Employee Director Restricted Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

  (10.10) Note Agreement dated as of October 1, 1994 among PENWEST, Ltd., Principal Mutual Life Insurance Company and TMG Life Insurance Company (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1995)

  (10.11) PENWEST, Ltd. 1994 Stock Option Plan (filed as an Exhibit to the Registration Statement dated April 25, 1995 on Form S-8, Commission File No. 33-58799)

   11                     Statement Regarding Computation of Per Share Earnings

   21                     Subsidiaries of the Registrant

   23                     Consent of Independent Auditors

   24                     Power of Attorney

   27                     Financial Data Schedule

                         SUBSET OF THE INDEX TO EXHIBITS

Executive Compensation Plans and Arrangements.

This subset of the index to exhibits includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report.

Exhibit No.               Item
-----------               ----

  (10.5) PENWEST, LTD. Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

  (10.6) PENWEST, LTD. Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

  (10.7) PENWEST, LTD. Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

  (10.8)                  Change of Control Agreements with Messrs.
                          Hamachek, Reed, Cook, Widmaier, Schmelzer, Talley, Horn and Rydzewski (a representative copy of these agreements is filed herewith)

  (10.9) PENWEST, LTD. 1993 Non-Employee Director Restricted Stock Plan. (Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993, Commission File Number 0-11488.)

  (10.11) PENWEST, LTD. 1994 Stock Option Plan (filed as an Exhibit to the Registration Statement dated April 25, 1995 on Form S-8, Commission File No. 33-58799)