Form 10-Q
period 1995-11-30
PENWEST LTD
filed 1996-01-16
CIK 739608

                                 UNITED STATES
                       Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter ended November 30, 1995    Commission File No. 0-11488

                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                                 PENWEST, LTD.

             (Exact name of registrant as specified in its charter)


               Washington                                       91-1221360
        (State of Incorporation)                             (I.R.S. Employer
                                                            Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA                 98004-5193
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number  (206) 462-6000


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995.

               Class                                          Outstanding
               -----                                          -----------
   Common stock, par value $1.00                               6,773,496

                         PENWEST, LTD. AND SUBSIDIARIES


                                     INDEX

                                                                             Page No.
                                                                             --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets                                           3
           November 30, 1995 and August 31, 1995

Condensed Consolidated Statements of Income                                     4
           Three Months Ended November 30, 1995
           and November 30, 1994

Condensed Consolidated Statements of Cash Flow                                  5
           Three Months Ended November 30, 1995 and
           November 30, 1994

Notes to Condensed Consolidated Financial Statements                            6


Item 2 -   Management's Discussion and Analysis of                             7-8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                       9



SIGNATURES                                                                     10



INDEX TO EXHIBITS                                                              11

                         PART I - FINANCIAL INFORMATION

Item 1           Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      November 30,          August 31,
                                                                          1995                 1995
                                                                      ------------          ----------
                                                                       (Unaudited)
                                                ASSETS
                                                ------
Current assets:
         Cash and cash equivalents                                     $  5,505             $  5,334
         Trade accounts receivable                                       25,427               23,943
         Inventories:
             Raw materials, supplies and other                            4,354                3,828
             Work in progress                                               475                  483
             Finished goods                                              10,610                9,898
                                                                       --------             --------
                                                                         15,439               14,209
         Prepaid expenses and other                                       4,400                5,447
                                                                       --------             --------
             Total current assets                                        50,771               48,933

Property, plant and equipment, net                                      111,556              111,440
Deferred income taxes                                                     9,578                9,927
Other assets                                                             17,467               16,460
                                                                       --------             --------

             Total assets                                              $189,372             $186,760
                                                                       ========             ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
Current liabilities:
         Accounts payable                                              $  8,473             $  8,749
         Accrued liabilities                                              6,576                6,728
         Current portion of long-term debt                                4,270                4,270
                                                                       --------             --------
             Total current liabilities                                   19,319               19,747

Long-term debt                                                           59,630               58,628
Other postretirement benefits                                            10,155               10,155
Deferred income taxes and other                                          25,996               26,248

Shareholders' equity:
         Common stock                                                     8,606                8,591
         Additional paid-in capital                                      12,807               12,550
         Retained earnings                                               86,363               84,949
         Treasury stock                                                 (30,637)             (30,637)
         Note receivable from PENWEST Savings and
             Stock Ownership Plan                                        (2,463)              (2,978)
         Cumulative translation adjustment                                 (404)                (493)
                                                                       --------             --------

             Total shareholders' equity                                  74,272               71,982
                                                                       --------             --------

             Total liabilities and
                 shareholders' equity                                  $189,372             $186,760
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

                         PENWEST, LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                   Three Months
                                                 Ended November 30
                                                 -----------------
                                               1995             1994
                                               ----             ----
Sales                                        $ 45,624         $ 42,771
Cost of sales                                  33,456           31,527
                                             --------         --------
    Gross margin                               12,168           11,244
Operating expenses                              8,567            7,528
                                             --------         --------
    Income from operations                      3,601            3,716
Interest expense, net                          (1,054)          (1,042)
                                             --------         --------
    Income before taxes                         2,547            2,674
Income taxes                                      799              917
                                             --------         --------

    Net income                               $  1,748         $  1,757
                                             ========         ========

Weighted average common shares and
    equivalents outstanding                 7,043,460        7,115,122


Earnings per common share                    $   0.25         $   0.25
                                             ========         ========

Dividends declared per common share          $   0.05         $   0.05
                                             ========         ========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                          Three Months
                                                                                        Ended November 30
                                                                                        -----------------
                                                                                       1995           1994
                                                                                       ----           ----
Operating Activities:
         Net income                                                                   $ 1,748       $ 1,757
         Adjustments to reconcile net income to net cash
             from operations:
                 Depreciation and amortization                                          2,728         2,580
                 Deferred income taxes                                                     97           117
                 Foreign currency transactions                                             90            81
                 Change in operating assets and liabilities:
                     Receivables                                                       (1,485)       (1,718)
                     Inventories                                                       (1,230)        1,978
                     Accounts payable and other                                         1,134         1,287
                                                                                      -------       -------
         Net cash flow from operating activities                                        3,082         6,082

Investing Activities:
         Additions to plant and equipment                                              (2,845)       (6,770)
         Other                                                                            336          (381)
                                                                                      -------       -------
         Net cash used by investing activities                                         (2,509)       (7,151)

Financing Activities:
         Proceeds from unsecured line of credit                                         8,375         4,890
         Payments on unsecured line of credit                                          (7,055)
         Proceeds of long-term debt
         Payments on long-term debt                                                      (318)         (983)
         Purchase of treasury stock                                                                    (585)
         Exercise of stock options                                                        273
         Purchase of life insurance for officers' benefit plan                         (1,343)       (1,342)
         Payment of dividend                                                             (334)         (341)
                                                                                      -------       -------
         Net cash from financing activities                                              (402)        1,639
                                                                                      -------       -------

         Net increase in cash and cash equivalents                                        171           570
         Cash (bank overdrafts) and equivalents at beginning of period                  5,334          (635)
                                                                                       ------       -------

         Cash (bank overdrafts) and equivalents at end of period                      $ 5,505       $   (65)
                                                                                      =======       =======

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim period presented have been included. Operating results for the three month period ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST's annual report on Form 10-K for the fiscal year ended August 31, 1995.

2.       SUBSEQUENT EVENT

         Debt

         On December 22, 1995, the Company completed an unsecured $35 million revolving line of credit agreement with four banks expiring on December 30, 1998. Borrowing rates available to the Company under the agreement are based on prime rate or the interbank offered rate depending on the selection of borrowing options. The agreement replaces an unsecured term agreement which at December 22, 1995, had $15.25 million of borrowings outstanding with four banks. It also replaces an unsecured $15 million revolving line of credit of which there were no outstanding borrowings at quarter-end.

         The new debt agreement includes, among other terms, certain restrictions related to limitations on indebtedness and minimum net worth, which are similar to restrictions on previously existing debt. In addition, the Company is required to maintain a minimum fixed charge coverage ratio.

3.       INCOME TAXES

         The effective tax rate for the first quarter of fiscal 1996 was 31% compared to the statutory rate of 34%. The effective rate is lower than the statutory rate due to state tax refunds received by the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

PENWEST used operating cash flow and short-term borrowings to finance capital expenditures and operations during the quarter. The Company maintains a highly liquid position. Liquidity at November 30, 1995 consisted of the following: cash and cash equivalents of $5.5 million, working capital of approximately $31.5 million, several uncommitted lines with various banks that may be used for overnight borrowings under which there was $1.3 million outstanding, and a $15 million revolving credit agreement under which there were no borrowings outstanding. On December 22, 1995, the Company completed a new $35 million credit agreement with four banks, replacing both the $15 million revolving credit agreement and a $16 million unsecured term agreement.

Cash flow from operations for the three months ended November 30, 1995 was $3.1 million compared to $6.1 million in the corresponding period a year ago. The decrease is primarily due to an increase in inventories.

The Board of Directors declared a $0.05 per share dividend which was paid on December 1, 1995, to shareholders of record as of November 17, 1995.

Capital Resources

Additions to property, plant and equipment during the three months ended November 30, 1995 were $2.8 million. The additions were primarily for various capital projects at the Penford facility in Cedar Rapids, Iowa.

Results of Operations

Net income was $1.7 million, or $0.25 per share for the first quarter, compared to net income of $1.8 million, or $0.25 per share for the corresponding period a year ago. The first quarter of fiscal year 1995 included the operations of Pacific Cogeneration, Inc., a PENWEST subsidiary whose assets were sold in the second quarter of fiscal year 1995. These operations generated approximately $240,000 of earnings net of tax effect, or $0.03 per share in the first quarter of fiscal year 1995.

Sales increased in the first quarter of fiscal year 1996 to $45.6 million, representing a 6.7% increase from the corresponding period a year ago. The increase is attributed to all three of PENWEST's basic businesses. Recent new business and alkaline-based conversions for Penford allayed the impact of the current weakness in the overall paper industry resulting in customer downtime during the quarter. Higher revenues at Penford are also partly due to higher corn costs, a key component used in pricing Penford's paper chemicals products. Penwest Foods' revenues increased significantly over the same period a year ago primarily due to increased volume of food grade potato starches. Penwest Pharmaceuticals Group grew volumes through continued success of its microcrystalline cellulose family of products.

The gross margin for the three month period ended November 30, 1995 was 26.7% compared to 26.3% for the corresponding period a year ago. Gross margin in the first quarter of fiscal 1996 was negatively impacted by rising corn costs and a less favorable product mix at Penford. Gross margin in the same period a year ago was down from historical levels as a result of higher chemicals and transportation costs at Penford. Net corn costs have continued to rise in the second quarter and are expected to negatively impact second quarter gross margin.

Operating expenses in the first quarter rose $1.0 million, or 13.8%. The increase was primarily due to increased investment in research and development, especially in the Penwest Pharmaceuticals Group, and to a lesser extent higher human resource expenses.

Net interest expense for the first quarter of fiscal 1996 was $1,054,000 compared to $1,042,000 for the corresponding period a year ago. This increase results from higher debt levels offset by overall lower interest rates.

The effective tax rate for the first quarter of fiscal 1996 was 31.4% compared to 34.3% in the corresponding period a year ago. The effective tax rate in the current quarter is lower than the statutory rate primarily due to state tax refunds received by the Company. The effective tax rate for the remainder of fiscal year 1996 is expected to approximate the statutory rate.

                          PART II - OTHER INFORMATION


Item 6           Exhibits and Reports on Form 8-K.

                 (a) Exhibit 11 - Statement re: Computation of earnings per share.
                          Exhibit 27 - Financial Data Schedule

                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PENWEST, LTD.
                                        ---------------------------------------
                                                   (Registrant)


----------------                        ---------------------------------------
      Date                              Tod R. Hamachek
                                        President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)


----------------                        ---------------------------------------
      Date                              Jeffrey T. Cook
                                        Vice President, Finance and
                                        Chief Financial Officer (Principal
                                        Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
  No.
11.      Statement Regarding Computation of Per Share Earnings

27.      Financial Data Schedule