Form 10-Q
period 1996-02-29
PENWEST LTD
filed 1996-04-15
CIK 739608

                                  UNITED STATES
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                ---------------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 29, 1996

                                       OR

      / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                           Commission File No. 0-11488

                                  PENWEST, LTD.

- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Washington                                  91-1221360
- --------------------------------------------------------------------------------
         (State of Incorporation)                       (I.R.S. Employer
                                                       Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA             98004-5193
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number       (206) 462-6000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes     X     No
                                                          -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

                Class                                      Outstanding
                -----                                      -----------
         Common stock, par value $1.00                       6,844,413

                         PENWEST, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
           February 29, 1996 and August 31, 1995                                    3

Condensed Consolidated Statements of Income
           Three Months Ended February 29, 1996
           and February 28, 1995                                                    4

Condensed Consolidated Statements of Income
           Six Months Ended February 29, 1996 and
           February 28, 1995                                                        4

Condensed Consolidated Statements of Cash Flow
           Six Months Ended February 29, 1996 and
           February 28, 1995                                                        5

Notes to Condensed Consolidated Financial Statements                                6


Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                           7-8

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders                        9

Item 6 - Exhibits and Reports on Form 8-K                                         9-11


SIGNATURES                                                                         12

INDEX TO EXHIBITS                                                                13-14

                         PART I - FINANCIAL INFORMATION

Item 1            Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                         February 29,           August 31,
                                                                              1996                 1995
                                                                         -----------            ----------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                         $   2,123             $   5,334
         Receivables                                                          26,904                23,943
         Inventories:
              Raw materials, supplies and other                                5,423                 3,828
              Work in progress                                                   472                   483
              Finished goods                                                  11,007                 9,898
                                                                           ---------             ---------
                                                                              16,902                14,209
         Prepaid expenses and other                                            3,031                 5,447
                                                                           ---------           -----------
              Total current assets                                            48,960                48,933

Property, plant and equipment, net                                           113,969               111,440
Deferred income taxes                                                          9,932                 9,927
Other assets                                                                  18,658                16,460
                                                                           ---------            ----------

              Total assets                                                 $ 191,519              $186,760
                                                                           =========              ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                  $  11,103             $   8,749
         Accrued liabilities                                                   6,608                 6,728
         Current portion of long-term debt                                     1,270                 4,270
                                                                          ----------            ----------
              Total current liabilities                                       18,981                19,747

Long-term debt                                                                60,243                58,628
Other postretirement benefits                                                  9,937                10,155
Deferred income taxes and other                                               26,851                26,248

Shareholders' equity:
         Common stock                                                          8,677                 8,591
         Additional paid-in capital                                           13,306                12,550
         Retained earnings                                                    86,940                84,949
         Treasury stock                                                      (30,637)              (30,637)
         Note receivable from PENWEST Savings and
              Stock Ownership Plan                                            (2,279)               (2,978)
         Cumulative translation adjustment                                      (500)                 (493)
                                                                           ----------         ------------

              Total shareholders' equity                                      75,507                71,982
                                                                           ---------            ----------

              Total liabilities and
                  shareholders' equity                                     $ 191,519              $186,760
                                                                           =========              ========

     See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                         Three Months                                Six Months
                                                     Ended February 29/28                       Ended February 29/28
                                             ---------------------------------           ---------------------------------

                                                1996                  1995                  1996                  1995
                                             -----------           -----------           -----------           -----------
Sales                                        $    46,313           $    42,429           $    91,936           $    85,199
Cost of sales                                     35,184                30,517                68,640                62,044
                                             -----------           -----------           -----------           -----------
     Gross margin                                 11,129                11,912                23,296                23,155
Operating expenses                                 8,558                 8,408                17,125                15,936
                                             -----------           -----------           -----------           -----------
     Income from operations                        2,571                 3,504                 6,171                 7,219
Interest expense, net                             (1,254)               (1,063)               (2,307)               (2,105)
Other                                                                      899                                         899
                                             -----------           -----------           -----------           -----------
     Income before taxes                           1,317                 3,340                 3,864                 6,013
Income taxes                                         409                 1,187                 1,208                 2,103
                                             -----------           -----------           -----------           -----------

     Net income                              $       908           $     2,153           $     2,656           $     3,910
                                             ===========           ===========           ===========           ===========

Weighted average common shares and
     equivalents outstanding                   7,012,949             7,025,975             6,993,377             7,084,538


Earnings per common share                    $      0.13           $      0.31           $      0.38           $      0.55
                                             ===========           ===========           ===========           ===========

Dividends declared per common share          $      0.05           $      0.05           $      0.10           $      0.10
                                             ===========           ===========           ===========           ===========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Six Months
                                                                            Ended February 29/28
                                                                        ---------------------------
                                                                          1996               1995
                                                                        --------           --------
Operating Activities:
         Net income                                                     $  2,656           $  3,910
         Adjustments to reconcile net income to net cash
              from operating activities:
                  Depreciation and amortization                            5,616              5,051
                  Deferred income taxes                                      598                375
                  Gain on the sale of assets                                --                 (899)
                  Change in operating assets and liabilities:
                      Receivables                                         (2,961)              (925)
                      Inventories                                         (2,693)             4,243
                      Accounts payable and other                           5,349              3,316
                                                                        --------           --------
         Net cash flow from operating activities                           8,565             15,071

Investing Activities:
         Additions to plant and equipment                                 (8,145)           (13,983)
         Proceeds from sale of assets                                                         2,500
         Other                                                                89                (99)
                                                                        --------           --------
         Net cash used by investing activities                            (8,056)           (11,582)

Financing Activities:
         Proceeds from unsecured line of credit                           20,282              9,040
         Payments from unsecured line of credit                          (20,282)            (9,040)
         Proceeds of long-term debt                                       15,250             20,000
         Payments on long-term debt                                      (16,635)            (1,965)
         Purchase of treasury stock                                         --               (1,310)
         Exercise of stock options                                           842                 22
         Purchase of life insurance for officers' benefit plan            (2,501)            (2,501)
         Payment of dividends                                               (676)              (683)
         Other                                                              --                  709
                                                                        --------           --------
         Net cash from (used by) financing activities                     (3,720)            14,272
                                                                        --------           --------

         Net increase (decrease) in cash and cash equivalents             (3,211)            17,761
         Cash and cash equivalents (bank overdraft) at
           beginning of period                                             5,334               (635)
                                                                        --------           --------

         Cash and cash equivalents at end of period                     $  2,123           $ 17,126
                                                                        ========           ========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three and six month periods ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST's annual report on Form 10-K for the fiscal year ended August 31, 1995.


2.       DEBT

         On December 22, 1995, the Company completed an unsecured $35 million credit agreement with four banks expiring on December 30, 1998 under which there were $15.3 million outstanding at quarter end. Borrowing rates available to the Company under the agreement are based on prime rate or the interbank offered rate depending on the selection of borrowing options. The agreement replaced an unsecured term agreement which at December 22, 1995, had $15.3 million of borrowings outstanding and an unsecured $15 million revolving line of credit under which there were no outstanding borrowings at December 22, 1995.

         The new debt agreement contains, among other terms, certain restrictions related to limitations on indebtedness and minimum net worth, which are similar to restrictions on previously existing debt. In addition, the Company is required to maintain a minimum fixed charge coverage ratio.

3.       INCOME TAXES

         The effective tax rate for the six-month period ended February 29, 1996 was 31% compared to the statutory rate of 34%. The effective rate was lower than the statutory rate due to state tax refunds received by the Company.

4.       SALE OF COGENERATION ASSETS

         During the second quarter of fiscal year 1995, the Company completed a sale of the turbine and the boilers constituting the assets of its cogeneration facility in Vancouver, Washington. A pretax gain on the sale of $899,000 was recorded in such second quarter and is shown as other income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

PENWEST maintains a highly liquid position. Liquidity at February 29, 1996 consisted of the following: cash and cash equivalents of $2.1 million, working capital of approximately $30.0 million, and several uncommitted lines of credit with various banks aggregating $15 million that may be used for overnight borrowings under which there were no borrowings outstanding. On December 22, 1995, the Company completed a new $35 million credit agreement with four banks, replacing both an unsecured term agreement which had $15.3 million outstanding and a $15 million revolving credit agreement under which there were no borrowings outstanding at December 22, 1995.

Cash flow from operations for the six months ended February 29, 1996 was $8.6 million compared to $15.3 million in the corresponding period a year ago. The decrease is primarily due to increases in receivables and inventories, and lower profitability. The Company used operating cash flow and short-term borrowings to finance capital expenditures during the first six months of the year.

The Board of Directors declared a $0.05 per share dividend which was paid on March 1, 1996, to shareholders of record as of February 16, 1996.

Capital Resources

Additions to property, plant and equipment during the six months ended February 29, 1996 were $8.1 million. Second quarter additions of $5.3 million were directed primarily to ongoing operating enhancements at Penford Products Co. in Cedar Rapids, Iowa.

Results of Operations

Net income was $908,000, or $0.13 per share, for the second quarter compared to net income of $2.2 million, or $0.31 per share, for the corresponding period a year ago. The prior year period included a non-recurring gain of $899,000, or $593,000 on an after tax basis, from the sale of the assets of Pacific Cogeneration Inc. Net income for the six months was $2.7 million, or $0.38 per share, compared with $3.9 million, or $0.55 per share, in the year earlier period.

Sales increased in the second quarter and the first six months of fiscal year 1996 to $46.3 million and $91.9 million, respectively, representing a 9.2% and 7.9% increase, respectively, from the corresponding periods a year ago. Most of the second quarter increase is due to acutely higher corn costs, a key component used in pricing Penford's paper chemical products, which are generally passed through to customers. Sales volumes at Penford were down from a year ago primarily due to a sharp drop in production by the paper industry. Lower production in the paper industry led to reduced shipments to existing customers during the quarter and delayed shipments of new business. Even with sharp reductions in output by the paper industry, our customers' finished goods inventory levels remain high because of soft end-user demand for paper. Penwest Pharmaceuticals Group experienced continued volume growth and posted record revenues for the quarter. Although shipments were down from the first quarter resulting from seasonal downtime, Penwest Foods' revenues increased over the same period a year ago primarily due to higher volumes of its line of starch-based coatings for french fries.

The gross margin for the three-month period ended February 29, 1996 was 24.0% compared to 28.1% in the corresponding period a year ago. Lower volumes of Penford's high end starches and the negative effect of a rapidly rising corn market contributing approximately the same gross margin dollars on higher sales dollars resulted in a lower gross margin percentage.

Operating expenses in the second quarter rose $150,000, or 1.8%. For the year operating expenses are up 7.5% which is primarily due to increased investment in research and development especially in the Penwest Pharmaceuticals Group.

Net interest expense for the second quarter of fiscal year 1996 was $1.3 million compared to $1.1 million for the corresponding period a year ago. The increase reflects lower capitalized interest and lower investment income throughout the current quarter.

Forward-looking Statements

Penford's net corn costs have continued to rise subsequent to the end of the second quarter and are expected to negatively impact gross margins on fixed sales contracts in the foreseeable future. Price increases for byproduct sales, which are netted against the cost of corn, have not kept up with the increases in corn cost. Conditions in the corn market are such that the changes in the value of the Company's futures contracts have not completely offset rising net corn costs on its fixed price contracts. These are unusual market conditions and the Company continues to pursue ways to better protect its margins on fixed sales contracts.

If the paper industry rebounds later this calendar year, stronger starch sales volume could result from the resumption of alkaline-based conversions, and from a rebound in demand stimulated by reductions in our customers' inventories and recent lower paper prices. Gross margin percentages are also anticipated to improve if the paper industry strengthens and corn costs recede from historical highs.

The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to, the market price of corn and corn byproducts, the economic condition of the paper industry, and competition. Additional information on these and other factors which could affect the Company's financial results is included in the Company's 1995 Annual Report to Shareholders, its Form 10-K for the fiscal year ended August 31, 1995, and its Form 10-Q for the fiscal quarter ended November 30, 1995, on file with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 4            Submission Of Matters To A Vote Of Security Holders

     (a) The annual meeting of shareholders of PENWEST, LTD. was held on January 23, 1996.

     (b) The following directors were elected to serve a term of three years:

              Richard E. Engebrecht, William G. Parzybok, Jr., and William K. Street. The board is comprised of those elected this year and the following directors completing their terms: Harry Mullikin, N. Stewart Rogers, Paul H. Hatfield, Tod R. Hamachek, Sally G. Narodick, and James H. Wiborg.

     (c)      The following matters were voted upon at the meeting:
              1.  For the election of directors:

                                                       For             %         Withheld       %
                                                       ---             -         --------       -
              Richard E. Engebrecht                 5,873,660      98.37%        97,058       1.63%
              William G. Parzybok, Jr.              5,909,966      98.98%        60,752       1.02%
              William K. Street                     5,871,586      98.34%        99,132       1.66%


              2. Approval of the PENWEST, LTD. Stock Option Plan for Non-Employee Directors.

                                                       For         Against       Abstain      Non-Vote
                                                       ---         -------       -------      --------
                                                    3,657,802     1,337,417      279,896       695,603

              3. Approval of an amendment to the PENWEST, LTD. 1994 Stock Option Plan.

                                                       For         Against       Abstain      Non-Vote
                                                       ---         -------       -------      --------
                                                    5,493,193      312,103       92,156         73,266

              4. Ratification of selection of Ernst & Young LLP as independent auditors of the Company.

                                                       For          Against      Abstain
                                                       ---          -------      -------
                                                    5,915,075        24,581       31,062

     (d)      Not applicable.

Item 6            Exhibits and Reports on Form 8-K.

     (a)      Exhibits:

                 3.1       Restated Articles of Incorporation of Registrant

                  3.2 Bylaws of Registrant as amended and restated as of June 27, 1995

                  4.1 PENWEST, LTD. Common Stock Purchase Rights, dated June 3, 1988 (filed on Form 8-A dated June 3, 1988)

                  10.1 Senior Note Agreement among PENWEST, LTD. as Borrower and Mutual of Omaha and Affiliates as lenders, dated November 1, 1992 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1993)

                  10.2 Term Loan Agreement among Penford Products Co., and PENWEST, LTD. as Borrowers, and First Interstate Bank of Washington, N.A. as Lender, dated September 27, 1990 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

                  10.3 Loan Agreement among PENWEST, LTD. as Borrower and Seattle-First National Bank as Lender, dated December 1, 1989 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

                  10.4 PENWEST, LTD. Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

                  10.5 PENWEST, LTD. Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

                  10.6 PENWEST, LTD. Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

                  10.7 Change of Control Agreements with Messrs. Hamachek, Reed, Cook, Widmaier, Schmelzer, Talley, Horn and Rydzewski (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995.)

                  10.8 PENWEST, LTD. 1993 Non-Employee Director Restricted Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

                  10.9 Note Agreement dated as of October 1, 1994 among PENWEST, LTD., Principal Mutual Life Insurance Company and TMG Life Insurance Company (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1995)

                  10.10 PENWEST, LTD. 1994 Stock Option Plan (filed as an Exhibit to the Registration Statement dated April 25, 1995 on Form S-8, Commission File No. 33-58799)

                  10.11 Credit Agreement dated as of December 22, 1995 among PENWEST, LTD., and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank

                  11       Statement re: Computation of Earnings Per Share

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PENWEST, LTD.
                                          -------------------------------------
                                                     (Registrant)



April 12, 1996                            /S/ Tod R. Hamachek
- -----------------                         -------------------------------------
       Date                               Tod R. Hamachek
                                          President and
                                          Chief Executive Officer



April 12, 1996                            /S/ Jeffrey T. Cook
- -----------------                         -------------------------------------
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

Exhibit No.      Item

    (3.1)        Restated Articles of Incorporation of Registrant

    (3.2) Bylaws of Registrant as amended and restated as of June 27, 1995

    (4.1) PENWEST, LTD. Common Stock Purchase Rights, dated June 3, 1988 (filed on Form 8-A dated June 3, 1988)

   (10.1)        Senior Note Agreement among PENWEST, LTD. as
                 Borrower and Mutual of Omaha and Affiliates as lenders, dated November 1, 1992 (filed as an Exhibit to
                 Registrant's Form 10-Q for the quarter ended February
                 28, 1993)

   (10.2) Term Loan Agreement among Penford Products Co., and PENWEST, LTD. as Borrowers, and First Interstate Bank of Washington, N.A. as Lender, dated September 27, 1990 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

   (10.3) Loan Agreement among PENWEST, LTD. as Borrower and Seattle-First National Bank as Lender, dated December 1, 1989 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

   (10.4)        PENWEST, LTD. Supplemental Executive
                 Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.5)        PENWEST, LTD. Supplemental Survivor Benefit
                 Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.6) PENWEST, LTD. Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to
                 Registrant's Form 10-K for the fiscal year ended
                 August 31, 1991)

   (10.7)        Change of Control Agreements with Messrs.
                 Hamachek, Reed, Cook, Widmaier, Schmelzer, Talley,
                 Horn and Rydzewski (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

   (10.8)        PENWEST, LTD. 1993 Non-Employee Director
                 Restricted Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

   (10.9) Note Agreement dated as of October 1, 1994 among PENWEST, LTD., Principal Mutual Life Insurance Company and TMG Life Insurance Company (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1995)

   (10.10)       PENWEST, LTD. 1994 Stock Option Plan (filed as an
                 Exhibit to the Registration Statement dated April 25, 1995 on Form S-8, Commission File No. 33-58799)

    10.11        Credit Agreement dated as of December 22, 1995 among
                 PENWEST, LTD., and its subsidiaries, Bank of America
                 National Trust and Savings Association, ABN-AMRO Bank,
                 N.V., The Bank of Nova Scotia, and Seattle-First National Bank

    11           Statement Regarding Computation of Per Share Earnings

    27           Financial Data Schedule