Form 10-Q
period 1996-05-31
PENWEST LTD
filed 1996-07-15
CIK 739608

                                  UNITED STATES
                       Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1996

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

                                 (206) 462-6000
              (Registrant's telephone number, including area code.)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 8, 1996.

            Class                                         Outstanding
            -----                                         -----------
Common stock, par value $1.00                              6,844,413

                         PENWEST, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.
                                                                   --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets                                  3
           May 31, 1996 and August 31, 1995

Condensed Consolidated Statements of Income                            4
           Three Months Ended May 31, 1996
           and May 31, 1995

Condensed Consolidated Statements of Income                            4
           Nine Months Ended May 31, 1996 and
           May 31, 1995

Condensed Consolidated Statements of Cash Flow                         5
           Nine Months Ended May 31, 1996 and
           May 31, 1995

Notes to Condensed Consolidated Financial Statements                   6


Item 2 -   Management's Discussion and Analysis of                    7-8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                             9-10


SIGNATURES                                                             11

INDEX TO EXHIBITS                                                     12-13

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                      May 31,        August 31,
                                                                                       1996            1995
                                                                                    -----------      ----------
                                                                                    (Unaudited)
                                                     ASSETS
Current assets:
         Cash and cash equivalents                                                   $   1,171       $   5,334
         Trade Accounts Receivable                                                      26,728          23,943
         Inventories:
              Raw materials, supplies and other                                          5,101           3,828
              Work in progress                                                             629             483
              Finished goods                                                            11,751           9,898
                                                                                     ---------       ---------
                                                                                        17,481          14,209
         Prepaid expenses and other                                                      4,318           5,447
                                                                                     ---------       ---------
              Total current assets                                                      49,698          48,933

Property, plant and equipment, net                                                     117,372         111,440
Deferred income taxes                                                                    9,934           9,927
Other assets                                                                            18,703          16,460
                                                                                     ---------       ---------

              Total assets                                                           $ 195,707       $ 186,760
                                                                                     =========       =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                            $  10,760       $   8,749
         Accrued liabilities                                                             7,158           6,728
         Current portion of long-term debt                                               1,270           4,270
                                                                                     ---------       ---------
              Total current liabilities                                                 19,188          19,747

Long-term debt                                                                          62,760          58,628
Other postretirement benefits                                                            9,943          10,155
Deferred income taxes and other                                                         27,338          26,248

Shareholders' equity:
         Common stock                                                                    8,677           8,591
         Additional paid-in capital                                                     13,306          12,550
         Retained earnings                                                              87,628          84,949
         Treasury stock                                                                (30,637)        (30,637)
         Note receivable from PENWEST Savings and
              Stock Ownership Plan                                                      (1,932)         (2,978)
         Cumulative translation adjustment                                                (564)           (493)
                                                                                     ---------       ---------

              Total shareholders' equity                                                76,478          71,982
                                                                                     ---------       ---------

              Total liabilities and
                  shareholders' equity                                               $ 195,707       $ 186,760
                                                                                     =========       =========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                 Three Months                     Nine Months
                                                 Ended May 31                     Ended May 31
                                                 ------------                     ------------

                                            1996             1995             1996            1995
                                            ----             ----             ----            ----

Sales                                    $    49,106      $    43,618      $   141,042      $   128,818
Cost of sales                                 37,565           31,153          106,206           93,197
                                         -----------      -----------      -----------      -----------
     Gross margin                             11,541           12,465           34,836           35,621
Operating expenses                             8,793            8,240           25,918           24,177
                                         -----------      -----------      -----------      -----------
     Income from operations                    2,748            4,225            8,918           11,444
Interest expense, net                         (1,188)          (1,126)          (3,496)          (3,231)
Other                                                                                               899
                                         -----------      -----------      -----------      -----------
     Income before taxes                       1,560            3,099            5,422            9,112
Income taxes                                     530            1,099            1,738            3,202
                                         -----------      -----------      -----------      -----------

     Net income                          $     1,030      $     2,000      $     3,684      $     5,910
                                         ===========      ===========      ===========      ===========

Weighted average common shares and
     equivalents outstanding               6,985,805        6,957,557        7,065,365        7,057,445


Earnings per common share                $      0.15      $      0.29      $      0.52      $      0.84
                                         ===========      ===========      ===========      ===========

Dividends declared per common share      $      0.05      $      0.05      $      0.15      $      0.15
                                         ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Nine Months
                                                                             Ended May 31
                                                                             ------------
                                                                        1996             1995
                                                                        ----             ----
Operating Activities:
         Net income                                                   $  3,684         $  5,910
         Adjustments to reconcile net income to net cash
              from operating activities:
                  Depreciation and amortization                          8,684            7,597
                  Deferred income taxes                                  1,083              793
                  Gain on the sale of assets                                               (899)
                  Change in operating assets and liabilities:
                      Receivables                                       (2,785)          (2,207)
                      Inventories                                       (3,272)           2,306
                      Accounts payable and other                         4,616            4,629
                                                                      --------         --------
         Net cash flow from operating activities                        12,010           18,129

Investing Activities:
         Additions to plant and equipment                              (14,616)         (20,117)
         Proceeds from sale of assets                                                     2,500
         Other                                                             (13)          (3,530)
                                                                      --------         --------
         Net cash used by investing activities                         (14,629)         (21,147)

Financing Activities:
         Proceeds from unsecured line of credit                         36,627           14,470
         Payments on unsecured line of credit                          (33,792)         (13,315)
         Proceeds of long-term debt                                     15,250           20,000
         Payments on long-term debt                                    (16,953)          (2,622)
         Purchase of treasury stock                                                      (1,310)
         Exercise of stock options                                         842               43
         Purchase of life insurance for officers' benefit plan          (2,501)          (2,501)
         Payment of dividends                                           (1,017)          (1,192)
                                                                      --------         --------
         Net cash from (used by) financing activities                   (1,544)          13,573
                                                                      --------         --------
         Net increase (decrease) in cash and equivalents                (4,163)          10,555
         Cash and cash equivalents (bank overdraft) at
              beginning of period                                        5,334             (635)
                                                                      --------         --------

Cash and cash equivalents at end of period                            $  1,171         $  9,920
                                                                      ========         ========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three and nine month periods ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. Certain prior year amounts have been reclassified to conform to the 1996 classification. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST, LTD.'s annual report on Form 10-K for the fiscal year ended August 31, 1995.

2.       DEBT

         On December 22, 1995, the Company completed an unsecured $35 million credit agreement with four banks expiring on December 30, 1998 under which there was $15.3 million outstanding at quarter end. Borrowing rates available to the Company under the agreement are based on prime rate or the interbank offered rate depending on the selection of borrowing options. The agreement replaced an unsecured term agreement which at December 22, 1995, had $15.3 million of borrowings outstanding and an unsecured $15 million revolving line of credit under which there was no outstanding borrowings at December 22, 1995. The agreement contains certain provisions related to limitations on indebtedness and minimum net worth and requires the company to maintain a minimum fixed charge coverage ratio.

3.       INCOME TAXES

         The effective tax rate for the nine-month period ended May 31, 1996 was 32% compared to the statutory rate of 34%. The effective rate was lower than the statutory rate due to state tax refunds received by the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

PENWEST maintains a highly liquid position which at May 31, 1996 consisted of the following: cash and cash equivalents of $1.2 million, working capital of $30.5 million, $20 million remaining available under an unsecured revolving credit agreement, and several uncommitted lines of credit aggregating $15 million with various banks that may be used for overnight borrowings under which there was $2.8 million outstanding.

Cash flow from operations for the nine months ended May 31, 1996 was $12.0 million compared to $18.1 million in the corresponding period a year ago. The decrease is mostly attributed to increases in receivables and inventory primarily related to the high cost of corn.

The Board of Directors declared a $0.05 per share dividend which was paid on June 7, 1996, to shareholders of record as of May 24, 1996.

CAPITAL RESOURCES

Additions to property, plant and equipment during the nine months ended May 31, 1996 were $14.6 million. Third quarter and year to date additions were directed primarily to ongoing enhancements at Penford Products Co. in Cedar Rapids, Iowa. The Company used operating cash flow and short-term borrowings to finance capital expenditures during the first nine months of the fiscal year.

RESULTS OF OPERATIONS

Net income was $1.0 million, or $0.15 per share for the third quarter, compared to net income of $2.0 million or $0.29 per share for the corresponding period a year ago. Net income for the nine months was $3.7 million, or $0.52 per share, compared with $5.9 million, or $0.84 per share, in the year earlier period. The prior year nine-month period included a non-recurring a gain of $899,000 from the sale of the assets of Pacific Cogeneration, Inc.

Sales increased in the third quarter and the first nine months of fiscal year 1996 to $49.1 million and $141.0 million, respectively, representing a 12.6% and 9.5% increase respectively, from the corresponding periods a year ago. The third quarter increase is primarily due to corn costs rising to historic highs, a key component used in pricing Penford's paper chemical products. Changes in corn costs are generally passed through to customers. Sales volumes at Penford were slightly less than the corresponding period a year ago due to difficult paper industry conditions. Penwest Pharmaceuticals Group sustained strong shipments of its microcrystalline cellulose product line, and signed another drug development contract for TIMERx. Penwest Foods showed strong volume and revenue improvement over the corresponding quarter a year ago resulting from higher shipments of its line of starch-based coatings for french fries.

The gross margin for the three month period ended May 31, 1996 was 23.5% compared to 28.6% in the corresponding period a year ago and 24.7% and 27.7% for the nine months ended May 31, 1996 and 1995 respectively. The average market price of corn in 1996 has increased substantially compared to the prior year. This rapidly rising corn market has negatively affected Penford's gross margin. Certain of the Company's sales are based on a recent average of published corn prices, and in periods of rapidly escalating prices, the Company's ability to recover the increase in raw materials costs under the pricing provisions of these contracts lags the rising price of corn. The Company's fixed price sales contracts were impacted by the high price of cash corn relative to the futures market. Lower margin dollars on higher sales prices also adversely impacted the gross margin percentage.

In addition, competitive and market factors, including the historic high price of corn, put pressure on product pricing in the renewal of customer sales contracts making it difficult to maintain historical gross margin levels.

Operating expenses in the third quarter rose $553,000, or 6.7% compared to the same period in the previous year. For the year, operating expenses have increased $1.7 million or 7.2%, primarily due to increased investment in research and development at Penwest Pharmaceuticals.

Net interest expense for the third quarter of fiscal 1996 was $1.2 million compared to $1.1 million for the corresponding period a year ago. The increase reflects lower capitalized interest and lower investment income.

FORWARD-LOOKING STATEMENTS

Corn costs have continued to fluctuate subsequent to the end of the third quarter and are expected to negatively impact earnings for the year. However, the impact cannot be quantified at this time.

The Company is seeing signs of improvement in the paper industry. Volumes have increased, and Penford has both renewed major existing customer contracts and secured new ones.

The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to, the market price of corn and corn byproducts affected by volatility in the worldwide demand for feed grains and uncertain weather conditions, the economic condition of the paper industry, and competition. Additional information on these and other factors which could affect the Company's financial results is included in the Company's 1995 Annual Report to Shareholders, its Form 10-K for the fiscal year ended August 31, 1995, and its Forms 10-Q for the fiscal quarters ended November 30, 1995 and February 29, 1996, on file with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

                 3.1 Restated Articles of Incorporation of Registrant (filed as an Exhibit to Registrant's Form 10-K for fiscal year ended August 31, 1995).

                 3.2 Bylaws of Registrant as amended and restated as of June 27, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

                 4.1 PENWEST, LTD. Common Stock Purchase Rights, dated June 3, 1988 (filed on Form 8-A dated June 3, 1988)

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

                 10.8      PENWEST, LTD. 1993 Non-Employee Director

                           Restricted Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

                 10.9 Note Agreement dated as of October 1, 1994 among PENWEST, LTD., Principal Mutual Life Insurance Company and TMG Life Insurance Company (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1995)

                 10.10 PENWEST, LTD. 1994 Stock Option Plan as amended and restated as of January 23, 1996.

                 10.11 Credit Agreement dated as of December 22, 1995 among PENWEST, LTD., and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 29, 1996)

                 10.12 PENWEST, LTD. Stock Option Plan for non-employee directors.

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



                                                 PENWEST, LTD.
                                       ----------------------------------
                                                 (Registrant)





   July 12, 1996                       /s/ Tod R. Hamachek
- -------------------                    ----------------------------------
       Date                            Tod R. Hamachek
                                       President and
                                       Chief Executive Officer




   July 12, 1996                       /s/ Jeffrey T. Cook
- -------------------                    ----------------------------------
       Date                            Jeffrey T. Cook
                                       Vice President, Finance and
                                       Chief Financial Officer (Principal
                                       Financial Officer)

                                INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.      Item
- ----------       ----
  (3.1)          Restated Articles of Incorporation of Registrant (filed as an
                 Exhibit to Registrant's Form 10-K for fiscal year ended August
                 31, 1995)

  (3.2) Bylaws of Registrant as amended and restated as of June 27, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

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

  10.10 PENWEST, LTD. 1994 Stock Option Plan as amended and restated as of January 23, 1996

 (10.11)         Credit Agreement dated as of December 22, 1995 among PENWEST,
                 LTD., and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova
                 Scotia, and Seattle-First National Bank (filed as an Exhibit to
                 Registrant's Form 10-Q for the quarter ended February 29, 1996)

 10.12           PENWEST, LTD. Stock Option Plan for Non-Employee Directors

 11              Statement re: Computation of Earnings Per Share

 27              Financial Data Schedule