Form 10-K
period 1996-08-31
PENWEST LTD
filed 1996-11-27
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                ------------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --------------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934

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

                         Yes    _X_           No    ____

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


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of October 16, 1996 was approximately $125 million. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding (net of treasury stock) as of October 16, 1996 was 6,851,257.



                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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

      - Penwest Pharmaceuticals Group (pharmaceutical excipients and controlled release technology) - In March 1991, PENWEST purchased the net assets of Edward Mendell Co., Inc. (Mendell) which manufactures and distributes pharmaceutical excipients. Mendell was founded in 1946 and is a wholly-owned subsidiary of PENWEST. In 1991, the Company established TIMERx Technologies to focus on the development of controlled release technology. TIMERx Technologies is a division of PENWEST.

      - Penwest Foods Co. (specialty food ingredient products) - In September 1991, Penwest Foods Co. was established to manufacture and market specialty carbohydrate-based food ingredients. Penwest Foods Co. is a division of PENWEST.

b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

PENWEST's single business segment is developing, manufacturing and marketing carbohydrate-based specialty chemicals. The Company operates in three market lines: carbohydrate-based specialty chemicals used in paper manufacturing, pharmaceutical excipients and controlled release technology, and food ingredient products.

c)  DESCRIPTION OF BUSINESS:

BUSINESS UNITS

1. SPECIALTY CHEMICALS: PENFORD PRODUCTS CO. (PENFORD), the core business of PENWEST, develops, manufactures and markets carbohydrate-based specialty chemical starches for papermaking. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge) starches. Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic starches are used at the "wet-end" of the paper machine, providing strong internal bonding of paper fibers. In addition, Penford's starch copolymers, a patented combination of synthetic and natural carbohydrate chemistry, are used in coating and binder applications in various segments of the paper industry. Penford's products, in general, are designed to improve strength, quality and runnability of coated and uncoated paper.

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

Specialty chemical brand names of Penford for the paper industry include, among others, Penford(R) Gums, PENSIZE(R) and the Apollo(R) series.

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

2. PHARMACEUTICALS: MENDELL manufactures and supplies pharmaceutical excipients. Pharmaceutical excipients are the non-active ingredients in tablet and capsule prescription pharmaceuticals, over-the-counter drugs and vitamins. The products include binders, lubricants, fillers and disintegrates. The products provide bulk for concentrated medicines, ease of manufacture, product integrity and disintegration which aids release of the active drug in the body. Mendell's primary product, Emcocel(R), is made from wood pulp, a cellulosic carbohydrate.

Mendell operates facilities at Patterson, New York, Nastola, Finland, and Cedar Rapids, Iowa.

Pharmaceutical excipients' brand names include, among others, EMCOCEL(R), EXPLOTAB(R), EMCOMPRESS(R) and EMDEX(R).

TIMERX TECHNOLOGIES develops controlled release technology for pharmaceuticals. Its principal product is currently included in several drug formulation development projects with licensees. These projects are in different phases of development. All development work is subject to regulatory approval. TIMERx Technologies operates at its facility in Patterson, New York.

3. SPECIALTY FOOD INGREDIENT PRODUCTS: PENWEST FOODS CO. develops, manufactures and markets specialty food ingredients to the food and confectionery industries. These ingredients include food grade potato starch products as well as dextrose-based products such as specialty dried corn syrup solids.

Penwest Foods Co., headquartered in Englewood, Colorado, maintains manufacturing facilities at Richland, Washington for the food grade potato starches, and at Cedar Rapids, Iowa for the dextrose. Penwest Foods Co.'s product brand names include, among others, CanTab(R), CarriDex(TM), and PenPlus(R).

RAW MATERIALS

Corn: The Penford corn wet milling plant is located at Cedar Rapids, Iowa, in the middle of the U.S. corn belt. Accordingly, the plant has truck and rail-delivered corn available throughout the year from a large number of corn dealers and farmers at prices related to the principal U.S. grain markets. The cost of the corn to be purchased for fixed price business is generally hedged by entering into futures contracts.

Cellulose Wood Pulp: Mendell's facilities at Nastola, Finland and Cedar Rapids, Iowa use high-grade dissolving wood pulp (cellulose) as their primary raw material to manufacture microcrystalline cellulose (EMCOCEL(R)). Mendell's suppliers of cellulose are located in North America.

Chemicals: The principal chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide is a commodity chemical, subject to price fluctuations due to market conditions.

Corn, cellulose and ethylene oxide are not generally subject to availability constraints.

Approximately half of total manufacturing costs are the costs of corn, cellulose, and chemicals. The remaining portion consists primarily of utility and labor costs.

PATENTS, TRADEMARKS AND TRADENAMES

PENWEST owns several patents, trademarks, and tradenames, none of which is considered material to current operations.

RESEARCH AND DEVELOPMENT

Company sponsored research and development costs of $7,297,000, $6,773,000 and $6,346,000 in fiscal 1996, 1995 and 1994, respectively, were charged to expense as incurred.

ENVIRONMENTAL MATTERS

The Company has adopted a Policy on Environmental Matters and has implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is intended to ensure the Company's business is conducted in a safe and fiscally responsible manner that protects and preserves the health and safety of Company employees, the communities surrounding the Company's plants and the environment. The Company continues to monitor environmental legislation and regulations which may affect its operations.

WORKING CAPITAL

Working capital requirements of PENWEST are financed through operating cash flow, unsecured lines of credit, and an unsecured $35 million credit agreement. There was $15.3 million outstanding under the credit agreement at August 31, 1996. The Company also had additional uncommitted lines of credit totalling $10 million under which $5.9 million was outstanding at fiscal year end.

PRINCIPAL CUSTOMERS

PENWEST sells to approximately ninety major customers. One customer, Georgia Pacific, accounted for approximately 14% of total sales in fiscal 1996. No customers accounted for greater than 10% of total sales in prior periods.

COMPETITION

PENWEST competes with approximately five other companies that manufacture corn wet milling products, none of which is dominant in the ethylated starch business. Although Penford is one of the smaller corn wet millers, it is one of the major producers of specialty ethylated starches. Quality, service and price are the major competitive factors for Penford.

PENWEST competes with approximately five other companies that manufacture pharmaceutical excipients. Mendell has the widest breadth of products in the industry, and has the second largest market share in sales of its primary product, Emocel(R), or microcrystalline cellulose. Quality, service and price are the major competitive factors for Mendell.

PENWEST competes with numerous other companies in developing controlled release drug delivery systems for the pharmaceutical industry, a few of whom have larger market shares. Development expertise and proprietary technology are the major competitive factors for TIMERx Technologies.

PENWEST competes with approximately four other companies that manufacture specialty food ingredients, all of whom have larger market shares. Application expertise, quality, service and price are the major competitive factors for Penwest Foods Co.

EMPLOYEES

At October 16, 1996, PENWEST and its subsidiaries had 520 employees. PENWEST's specialty chemical and food ingredient operations, pharmaceuticals group and executive office employed 387, 115 and 18 people, respectively. Approximately 40% of the employees are represented by unions. Management believes its employee relations are good.

METHODS OF DISTRIBUTION

Penford, Penwest Foods Co. and Mendell use a direct sales force to market their products in North America.

Mendell uses a combination of direct sales and distributors in Europe.

Penford customers may purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to five years or on a spot basis. Sales are approximately equally divided between fixed and formula price business with a remaining 10% consisting of spot sales. Products are shipped in either a bulk or bagged format.

D)  FOREIGN OPERATIONS AND EXPORT SALES:

Mendell has a facility in Nastola, Finland. This operation is not significant to the consolidated Company. Sales from this facility were less than 5% of the Company's total sales in fiscal 1996. Export sales have accounted for less than 10% of the Company's total sales during each of the last three fiscal years.

ITEM 2:  PROPERTIES (MAJOR)

Registrant's executive offices, which are leased, are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004-5193. The Registrant's mailing address is, P.O. Box 1688, Bellevue, Washington 98009-1688. Other facilities are as follows:

                      Bldg. Area   Land Area   Owned/                 Function of
                      (Sq. Ft.)     (Acres)    Leased                  Facility
                      ---------     -------    ------                  --------
SPECIALTY CHEMICALS AND FOOD INGREDIENTS
----------------------------------------
Cedar Rapids, Iowa     707,000         29      Owned                   Manufacture
                                                                       of corn starch
                                                                       products



Englewood, Colorado     45,000          3      Leased -- Expires       Offices and
                                               April 2000, with        research
                                               renewal option          laboratories


Idaho Falls, Idaho      31,000          6      Owned                   Manufacture of
                                                                       industrial potato
                                                                       starch products

Richland, Washington    16,000          2      Leased -- Expires       Manufacture of
                                               November 2014,          food - grade potato
                                               with renewal option     starch products



The corn wet milling operation in Cedar Rapids, Iowa has operating capacity, measured in bushels ground, of 65,000 bushels per day. The grind operates continuously except for periodic maintenance.

PHARMACEUTICAL EXCIPIENTS
-------------------------
Patterson, New York    55,000          15      Owned                   Warehouse and
                                                                       offices

Nastola, Finland       15,000           2      Leased --               Manufacture of
                                               2 years notice          pharmaceutical
                                               required                excipients


Cedar Rapids, Iowa     35,000           1      Owned                   Manufacture of
                                                                       pharmaceutical
                                                                       excipients

All major properties are owned. Production facilities are well maintained and in good condition. The capacities of the plants are suitable and generally sufficient to meet current production requirements. PENWEST is continually undertaking a process of expanding and improving its property, plant and equipment.

ITEM 3:  LEGAL PROCEEDINGS

There are no material legal actions pending either for or against PENWEST and its subsidiaries.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


       Name                  Age                Title
       ----                  ---                -----
Tod R. Hamachek              50       President and
                                        Chief Executive Officer
                                        of Registrant                         1985 - current
                                      President and Chief Operating
                                        Officer of Registrant                 1983 - 1985

Jeffrey T. Cook              40       Vice President-Finance and
                                        Chief Financial Officer of
                                        Registrant                            1991 - current
                                      Treasurer of Registrant                 1988 - 1991

Edmund O. Belsheim, Jr.      44       Vice President-Corporate Development
                                        and General Counsel of Registrant     1996 - current
                                      Member, Bogle & Gates P.L.L.C.          1986 - 1996

Robert G. Widmaier, Ph.D.    48       Vice President-Technical
                                        Director and Chief Innovation
                                        Officer of Registrant                 1990 - current
                                      Vice President-Technical
                                        Director of Registrant                1988 -1990

Jennifer L. Good             31       Corporate Director of Finance and
                                        Corporate Secretary of Registrant    1996 - current
                                      Corporate Controller
                                        of Registrant                         1993 - 1996
                                      Manager, Ernst and Young                1987 - 1993

Francis C. Rydzewski         46       Vice President of Registrant
                                       and President and General
                                       Manager, Penford Products Co.,
                                       a wholly-owned subsidiary of
                                       Registrant                             1996 - current
                                     Executive Vice President of
                                       Operations, Penford Products Co.,
                                       a wholly-owned subsidiary of
                                       Registrant                             1995 - 1996
                                     Global Business Director,
                                       Air Products                           1972 - 1995

John V. Talley, Jr.          40       Vice President of Registrant
                                        and President and General
                                        Manager, Penwest Pharmaceuticals
                                        Group, a wholly-owned
                                        subsidiary of Registrant              1993 - current
                                      Vice President of Marketing,
                                        Sanofi Winthrop Pharma-
                                        ceuticals                             1992 - 1993
                                      Vice President - Marketing,
                                        Hospital Products Division
                                        Sanofi Winthrop Pharma-
                                        ceuticals                             1989 - 1992

Gregory C. Horn              48       Vice President of Registrant
                                        and President and General
                                        Manager, Penwest Foods Co.            1995 - current
                                      Vice President of Marketing,
                                        Penford Products Co.                  1993 - 1994
                                      Vice President and General
                                        Manager, Sarah Lee
                                        Corporation                           1992 - 1993
                                      Vice President and General
                                        Manager, Churchill
                                        Industries                            1990 - 1993

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

PENWEST common stock, $1.00 par value, trades on the Nasdaq National Market under the symbol "PENW". On October 16, 1996, there were 1,257 shareholders of record. The high and low closing bid prices of the Company's common shares during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                             MARKET PRICE

                                         HIGH           LOW
                                        ------         ------
1995/1996
      Quarter Ended November 30         $26.50         $24.00
      Quarter Ended February 29         $25.75         $16.00
      Quarter Ended May 31              $18.75         $18.00
      Quarter Ended August 31           $20.00         $18.00

1994/95
      Quarter Ended November 30         $25.50         $21.00
      Quarter Ended February 28         $23.00         $17.50
      Quarter Ended May 31              $23.25         $20.50
      Quarter Ended August 31           $26.25         $21.25

During each quarter in fiscal years 1996 and 1995, a $0.05 per share cash dividend was declared. The Company anticipates that it will continue to pay such quarterly dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                            Year Ended August 31
                                                ------------------------------------------------------------------------
(Thousands of dollars except per share data)        1996         1995(2)            1994           1993         1992(1)
------------------------------------------------------------------------------------------------------------------------
Operating Data:

  Sales                                         $  194,474     $  174,200       $  158,787     $  135,517     $  125,952
  Gross margin percentage                             24.1%          27.5%            25.9%          26.4%          26.8%
  Income from operations                        $   12,308     $   14,973       $   10,894     $    9,110     $   10,466
  Net income                                    $    5,052     $    7,217       $    6,120     $    6,315     $    7,505
  Earnings per share                            $     0.72     $     1.03       $     0.86     $     0.88     $     1.01
  Dividends declared per share                  $     0.20     $     0.20       $     0.20     $     0.20     $     0.15
  Average shares and
   equivalents outstanding                       7,007,340      7,018,970        7,110,953      7,175,855      7,461,439

Balance Sheet Data:

  Net property, plant and equipment             $  121,173     $  111,440       $   99,973     $   96,250     $   73,742
  Long-term debt                                    62,636         58,628           42,897         46,998         30,877
  Shareholders' equity                              78,138         71,982           67,165         62,490         61,447
  Capital expenditures                              21,472         23,019           13,259         31,266         19,450
  Total assets                                     202,518        186,760          164,357        157,966        130,641

(1) During fiscal year 1992, the Company adopted FASB Statement No. 106 "Employer's Accounting for Post-Retirement Benefits Other Than Pensions." This change increased the annual pre-tax post-retirement benefit expense by $800,000 and decreased equity by $5,900,000 (net of tax). Also, during fiscal year 1992, the Company adopted FASB Statement No. 109 "Accounting for Income Taxes." The cumulative effect of this change resulted in a reduction of deferred taxes and an increase in equity of $1,560,000, or $0.15 per share.

(2) Fiscal year 1995 results include a pretax gain of $899,000 related to the sale of assets of Pacific Cogeneration, Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Fiscal 1996 to 1995 Results of Operations

Sales increased $20.3 million, or 11.7%, during fiscal 1996. The increase in sales reflects higher demand for the Company's core business. The increase is also due to unusually high corn costs, a key component used in pricing Penford's paper chemical products. Changes in corn costs are generally passed through to customers. During the year, Penford signed several multi-year contracts to sell products to customers representing significant volumes. Mendell increased sales volumes for Emcocel(R) during the year by 17%. This increase is primarily attributable to two new large customers. Potato starch volumes at Penwest Foods increased by 75% due to rapidly increasing demand for these starches for french fry coatings. For fiscal 1996 Penwest Foods was near breakeven.

Gross margins were 24.1% in 1996 compared with 27.5% in 1995. The decrease in gross margin is primarily due to the historically high price of corn which affected margins several ways. First, certain of the Company's sales are based on a recent average of published corn prices. Consequently, in periods of rapidly escalating prices, the Company is not able to recover the full amount of the increase in raw material costs under such contracts. Particularly in the fourth quarter, the Company's margin on fixed price sales contracts was also negatively impacted by the high price of cash corn relative to the futures market driven by a severe supply/demand imbalance. Due to the short supply of corn, the market cash price reflected a high premium that had to be absorbed by the Company on its fixed price business. Lastly, lower margin dollars on higher unit sales prices also adversely impacted the gross margin percentage. The corn situation did improve in October as the new crop was harvested.

In addition to the impact of corn, competitive and market factors put pressure on product pricing in the renewal of customer sales contracts making it difficult to maintain prior years gross margin levels.

Operating expenses increased $1.6 million, or 4.8%. Research and development (R&D) expenses increased $524,000, or 7.7%, as a result of greater development spending at Penwest Pharmaceuticals Group. The Company expects to continue R&D investments at approximately 3.5% to 4.0% of sales.

Net interest expense remained consistent with the prior year. The effective tax rate was 32.5% in fiscal 1996, compared with 35.0% in the prior year. The reduction in the tax rate reflects a reduction in state taxes and an increased benefit from the Company's foreign sales corporation.

Comparison of Fiscal 1995 to 1994 Results of Operations

Sales increased $15.4 million, or 9.7%, during fiscal 1995. The increase reflects higher demand for hydroxyethylated (HES) corn starches from paper industry customers as new customers converted to Penford Gums. During the year, Penford converted the single largest customer in its history to Penford Gums(R). As a result, Penford was near production capacity. A temporary improvement in the paper industry also benefited Penford.

Also contributing to the increase were higher sales of industrial potato starches to the paper industry. The Company's Idaho Falls potato starch plant capacity was essentially sold out by year-end. Sales of microcrystalline cellulose (MCC) to pharmaceutical industry customers were up sharply as PENWEST's Cedar Rapids MCC plant gained new customers and its operating results reached break-even. Specialty food-grade potato starches sold by Penwest Foods Co. (PFC) increased by 107%, reflecting new product activity and the addition of major new customers. However, PFC was not profitable in 1995.

Gross margins were 27.5% in 1995 compared with 25.9% in 1994. Higher gross margins reflected renegotiated sales contracts with key customers, a shift at Penford to higher margin products, the achievement of break-even at Mendell's Cedar Rapids MCC plant and reduced losses at Penwest Foods. Operating margins grew from 6.9% to 8.6%, a gain of 24.6%. The 1995 margins, although higher than 1994, were lower than expected as a result of power interruptions and higher corn costs at Penford Product Co.'s Cedar Rapids plant. High heat and humidity in Iowa placed exceptional demand on the local electrical utility, which interrupted service to some of its industrial customers, including Penford. The plant experienced ten blackouts during the fourth quarter. This resulted in fewer units being produced and therefore a higher per unit cost. Since Penford does not maintain much inventory, most of the impact was recorded during the fourth quarter.

In December 1994 the Company sold the assets of its cogeneration facility, recording a pre-tax gain of $899,000 in the second quarter. The gain effectively offset earnings the facility would have provided in fiscal 1995.

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

Liquidity and Capital Resources

PENWEST has strong liquidity and capital resources available. The Company had working capital of $29.4 million at August 31, 1996. The Company has an unsecured $35 million credit agreement under which there was $15.3 million outstanding at year end. The Company also has $10 million of uncommitted lines with various banks that are used for overnight borrowings. These lines were used throughout the year, and there was $5.9 million outstanding at year end.

Operating cash flow was $12.9 million, $16.3 million and $12.2 million in fiscal 1996, 1995, and 1994, respectively. The decrease in fiscal 1996 was primarily due to lower net income and increases in receivables and inventory mostly related to the high cost of corn.

Capital expenditures amounted to $21.5 million in fiscal 1996 compared to $23.0 million in fiscal 1995 and $13.3 million in fiscal 1994. Expenditures have been funded from operations, cash, and borrowings under uncommitted lines. Significant capital projects during fiscal 1996 included the completion of the expansion of the Penwest Foods' facility in Richland, Washington and a new corn unloading facility for Penford in Cedar Rapids, Iowa. The remainder of the expenditures were for various improvements to manufacturing facilities.

Capital expenditures in fiscal 1997 should be comparable to expenditures in fiscal 1996. The only significant approved project is a $6 million capacity expansion project at Penwest Foods. The remainder is for various improvements to manufacturing facilities. The Company expects to fund these capital expenditures from operations, and the uncommitted lines of credit.

The Company commenced paying a quarterly cash dividend of $0.05 per share with the quarter ended February 28, 1992, and has paid such dividend each quarter thereafter. The Board of Directors reviews the dividend policy on a periodic basis.

In April 1994, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. The Company did not repurchase any of its stock during fiscal 1996.

ITEM 8:   PENWEST, LTD. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                             August 31
(Thousands of dollars)                                  1996          1995
----------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                                          $   5,334
Trade accounts receivable                            $  26,766        23,943
Inventories                                             22,111        14,209
Prepaid expenses and other                               3,774         5,447
                                                     ---------     ---------
  Total current assets                                  52,651        48,933
Property, plant and equipment:
  Land                                                   4,014         3,359
  Plant and equipment                                  185,499       175,533
  Construction in progress                              12,791         3,371
  Less accumulated depreciation                        (81,131)      (70,823)
                                                     ---------     ---------
   Net property, plant and equipment                   121,173       111,440
Deferred income taxes                                    9,940         9,927
Cash value of life insurance                            11,432         8,807
Other assets                                             7,322         7,653
                                                     ---------     ---------
                                                     $ 202,518     $ 186,760
                                                     =========     =========
Liabilities and shareholders' equity

Current liabilities:
Bank overdraft, net                                  $     847
Accounts payable                                        10,344     $   8,749
Accrued liabilities                                      7,943         6,728
Current portion of long-term debt                        4,127         4,270
                                                     ---------     ---------
  Total current liabilities                             23,261        19,747
Long-term debt                                          62,636        58,628
Other postretirement benefits                           10,306        10,155
Deferred income taxes and other                         28,177        26,248

Commitments and Contingencies

Shareholders' equity:
Common stock, par value $1.00 per share,
  authorized 29,000,000 shares, issued 8,677,165
  shares in 1996 and 8,591,027 in 1995, including
  treasury shares                                        8,677         8,591
Additional paid-in capital                              13,633        12,550
Retained earnings                                       88,640        84,949
Treasury stock, at cost, 1,832,752 shares in 1996
  and 1995                                             (30,637)      (30,637)
Note receivable from PENWEST Savings
  and Stock Ownership Plan                              (1,742)       (2,978)
Cumulative translation adjustment                         (433)         (493)
                                                     ---------     ---------
  Total shareholders' equity                            78,138        71,982
                                                     ---------     ---------
                                                     $ 202,518     $ 186,760
                                                     =========     =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                           Year Ended August 31
(Thousands of dollars except per share data)        1996            1995            1994
-------------------------------------------------------------------------------------------
Sales                                           $   194,474     $   174,200     $   158,787
Cost of sales                                       147,711         126,341         117,734
                                                -----------     -----------     -----------
Gross margin                                         46,763          47,859          41,053
Operating expenses                                   34,455          32,886          30,159
                                                -----------     -----------     -----------
Income from operations                               12,308          14,973          10,894
Other income                                                            899
Investment income                                       277             418             636
Interest expense                                     (5,101)         (5,183)         (3,444)
                                                -----------     -----------     -----------
Income before income taxes                            7,484          11,107           8,086
Income taxes                                          2,432           3,890           1,966
                                                -----------     -----------     -----------
Net income                                      $     5,052     $     7,217     $     6,120
                                                ===========     ===========     ===========
Weighted average common shares and
  equivalents outstanding                         7,007,340       7,018,970       7,110,953
                                                ===========     ===========     ===========
Earnings per share                              $      0.72     $      1.03     $      0.86
                                                ===========     ===========     ===========
Dividends declared per share                    $      0.20     $      0.20     $      0.20
                                                ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended August 31
(Thousands of dollars)                             1996         1995         1994
----------------------------------------------------------------------------------
Operating activities:
Net income                                      $  5,052     $  7,217     $  6,120
Adjustments to reconcile net income
  to net cash from operating activities
   Depreciation and amortization                  11,739       10,375       10,343
   Deferred income taxes                           1,174        1,504        2,676
   Gain on sale of assets                                        (899)
  Change in operating assets and liabilities
   Receivables                                    (2,823)      (3,195)      (4,743)
   Inventories                                    (7,902)       2,525       (6,520)
   Accounts payable and other                      5,670       (1,181)       4,349
                                                --------     --------     --------
Net cash from operating activities                12,910       16,346       12,225

Investing activities:
Additions to property, plant and equipment       (21,472)     (23,019)     (13,259)
Proceeds from sale of assets                                    2,500
Other                                              1,158         (530)       1,594
                                                --------     --------     --------
Net cash used by investing activities            (20,314)     (21,049)     (11,665)

Financing activities:
Proceeds from unsecured line of credit            60,847       41,305       30,605
Payments on unsecured line of credit             (54,962)     (41,305)     (30,605)
Proceeds from long-term debt                      15,250       20,000
Payments on long-term debt                       (17,270)      (4,100)      (3,880)
Purchase of treasury stock                                     (1,310)      (1,277)
Exercise of stock options                            876           75          100
Purchase of life insurance for officers'
  benefit plans                                   (2,501)      (2,501)      (1,343)
Payment of dividends                              (1,017)      (1,360)      (1,371)
Other                                                            (132)       1,099
                                                --------     --------     --------
Net cash from (used by) financing
  activities                                       1,223       10,672       (6,672)
                                                --------     --------     --------
Net increase (decrease) in cash                   (6,181)       5,969       (6,112)
Cash (bank overdrafts) and cash
  equivalents at beginning of year                 5,334         (635)       5,477
                                                --------     --------     --------
Cash (bank overdrafts) and cash
  equivalents at end of year                    $   (847)    $  5,334     $   (635)
                                                ========     ========     ========
Supplemental disclosure of cash flow
  information
Cash paid during the year for:
  Interest                                      $  5,392     $  4,976     $  3,478
  Income taxes                                  $  1,317     $  2,052     $  2,909

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Note Receive-
                                                                                              able from
                                                                                               PENWEST
                                                Additional                                   Savings &     Cumulative       Share-
                                   Common         Paid-In       Retained      Treasury         Stock       Translation     holders'
(Thousands of dollars)              Stock         Capital       Earnings        Stock      Ownership Plan  Adjustment       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances, September 1, 1993       $  8,563       $ 12,403       $ 74,375      $(28,050)      $ (4,305)      $   (496)      $ 62,490

Net income                                                         6,120                                                      6,120
Exercise of stock options               14             86                                                                       100
Purchase of treasury stock                                                      (1,277)                                      (1,277)
Savings and Stock Ownership
  Plan activity                                                                                   965                           965
Translation gain                                                                                                 134            134
Dividends declared                                                (1,367)                                                    (1,367)
                                  --------       --------       --------      --------       --------       --------       --------
Balances, August 31, 1994            8,577         12,489         79,128       (29,327)        (3,340)          (362)        67,165

Net income                                                         7,217                                                      7,217
Exercise of stock options               14             61                                                                        75
Purchase of treasury stock                                                      (1,310)                                      (1,310)
Savings and Stock Ownership
  Plan activity                                                                                   362                           362
Translation loss                                                                                                (131)          (131)
Dividends declared                                                (1,396)                                                    (1,396)
                                  --------       --------       --------      --------       --------       --------       --------
Balances, August 31, 1995            8,591         12,550         84,949       (30,637)        (2,978)          (493)        71,982

Net income                                                         5,052                                                      5,052
Exercise of stock options               86            790                                                                       876
Tax benefit of stock option
  exercises                                           293                                                                       293
Savings and Stock Ownership
  Plan activity                                                                                 1,236                         1,236
Translation gain                                                                                                  60             60
Dividends declared                                                (1,361)                                                    (1,361)
                                  --------       --------       --------      --------       --------       --------       --------
Balances, August 31, 1996         $  8,677       $ 13,633       $ 88,640      $(30,637)      $ (1,742)      $   (433)      $ 78,138
                                  ========       ========       ========      ========       ========       ========       ========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

PENWEST's business is developing, manufacturing and marketing chemically modified carbohydrate-based specialty chemicals. The Company operates in three market lines: carbohydrate-based specialty chemicals used in paper manufacturing, pharmaceutical and controlled release technology, and food ingredient products. Customers are primarily manufacturers in the paper industry, makers of prescription pharmaceuticals, over-the-counter drugs and vitamins, and processors in the food industry. Sales of the Company's products are generated using a combination of direct sales and distributor agreements. One customer accounted for approximately 14% of sales in fiscal 1996. No customers accounted for greater than 10% of total sales in prior years.

Basis of Presentation

The consolidated financial statements include PENWEST and its wholly-owned subsidiaries. Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the financial statements for prior years have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Cash equivalents consist of money market funds, short-term deposits, and commercial paper. Amounts reported in the balance sheets represent cost which approximates market value.

PENWEST's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks of $2,177,000 are netted against cash at August 31, 1996 and are reported as bank overdrafts.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. The carrying value of financial instruments, which includes cash, receivables, payables, and long-term debt approximates market value at August 31, 1996. One customer accounted for approximately 14% of sales in 1996.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation assuming average useful lives of three to forty years for financial reporting purposes. For income tax purposes, the Company generally uses accelerated depreciation methods.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," requiring impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses accounting for long-lived assets that are expected to be disposed. The Company adopted this Statement in fiscal 1996 with no impact on financial position or results of operations.

Interest is capitalized on major construction projects while in progress. Interest of $300,000, $209,000, and $51,000 was capitalized in 1996, 1995, and
1994, respectively.

Foreign Currencies

Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. Non-monetary assets and liabilities are converted at historical rates. In each instance, the functional currency is the local currency. Realized gains and losses from foreign currency transactions are reflected in the statement of income.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes have been recorded using the liability method in recognition of these temporary differences.

Revenue Recognition

Sales revenue is recorded upon shipment of product.

Research and Development

Research and development costs of $7,297,000, $6,773,000 and $6,346,000 in 1996,
1995, and 1994, respectively, were charged to expense as incurred.

Earnings Per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the fiscal year. Outstanding stock options and stock appreciation rights are considered to be common share equivalents.

Stock Compensation

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock Based Compensation." The Statement is effective for fiscal years beginning after December 15, 1995 and requires stock-based compensation expense to be measured using either the intrinsic-value method as prescribed by Accounting Principles Board ("APB") No. 25 or the fair-value method described in Statement No. 123. Companies choosing the intrinsic-value method will be required to disclose the pro-forma impact of the fair-value method on net income and earnings per share. The Company will adopt Statement No. 123 in fiscal 1997 using the intrinsic value method; there will be no effect of adopting the Statement on the Company's financial position or results of operations.

NOTE B
INVENTORIES

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out (FIFO) method.

The Company generally follows a policy of hedging corn purchases related to fixed price sales contracts and certain anticipated corn purchases to minimize price risk due to market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. Gains or losses arising from open and closed hedging transactions are included in inventory as a cost of raw materials and reflected in the income statements when the product is sold.

Components of inventory are as follows:

August 31 (Thousands of dollars)                          1996        1995
---------------------------------------------------------------------------
Raw materials, supplies and other                       $ 7,750     $ 3,828
Work in progress                                            685         483
Finished goods                                           13,676       9,898
                                                        -------     -------
  Total inventories                                     $22,111     $14,209
                                                        =======     =======

NOTE C
DEBT

August 31 (Thousands of dollars)                                        1996       1995
----------------------------------------------------------------------------------------
Unsecured credit agreement, maturity in 1998, 6.19%
  interest rate at year-end                                           $15,250    $16,000
Private placement, 7.93% interest rate, semiannual interest-only payments with principal payments beginning in fiscal 1997, final
  maturity in 2002                                                     20,000     20,000
Private placement, 7.59% interest rate, semiannual interest-only payments on $10 million principal with payment in fiscal 1999, and 8.35% interest rate, semi-annual interest-only payments on
  $10 million principal with payment in fiscal 2007                    20,000     20,000
Unsecured note, 9.4% interest rate, due in quarterly installments
  through December 1999                                                 2,940      3,780
Note payable, 8.49% interest rate, quarterly
  principal and interest payments through October 1997                  2,688      3,118
Lines of credit, average interest rate of 5.8%                          5,885
                                                                      -------    -------
                                                                       66,763     62,898
Less current portion                                                    4,127      4,270
                                                                      -------    -------
Net long-term debt                                                    $62,636    $58,628
                                                                      =======    =======

Maturities of long-term debt for the fiscal years ending August 31, 1997 through 2001, and thereafter, are as follows (thousands of dollars):

                        1997                $ 4,127
                        1998                  5,955
                        1999                 34,832
                        2000                  3,277
                        2001                  2,857
                     Thereafter              15,715
                                            -------
                                            $66,763
                                            =======

On December 22, 1995, the Company completed an unsecured $35 million credit agreement with four banks expiring on December 30, 1998 under which there was $15.3 million outstanding at fiscal year end. Borrowing rates available to the Company under the agreement are based on prime rate or the interbank offered rate depending on the selection of borrowing options. The agreement replaced an unsecured term agreement which at December 22, 1995, had $15.3 million of borrowings outstanding and an unsecured $15 million revolving line of credit under which there was no outstanding borrowings at December 22, 1995.

The unsecured revolving line of credit agreement, the private placements, and other notes include, among other terms, various limitations on long-term indebtedness, minimum net worth and working capital ratios, and restrictions on PENWEST's ability to purchase or redeem its own stock. The unsecured credit agreement also requires the Company to maintain a minimum fixed charge coverage ratio.

The Company has uncommitted lines of credit aggregating $10 million, which provide for financing at various floating rates of which $5.9 million was outstanding at August 31, 1996.

The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of interest payment streams without an exchange of the underlying principal amount. Net amounts paid or received are reflected as adjustments to interest expense. The fair values of the swap agreements are not recognized in the financial statements. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates. Management continually monitors the credit ratings of its counterparties, and believes the risk of incurring such losses is remote, and that if incurred, such losses would be immaterial. At August 31, 1996, approximately $25 million of the Company's outstanding debt was subject to interest rate swap agreements. Of this amount, $15 million involves floating rate to fixed rate swaps which effectively fix rates at approximately 9% and $10 million involves fixed rate to floating rate swaps, with the floating rate approximating 6% at August 31, 1996.

The Company has hedged the interest rate risk on $8.9 million of its long-term debt using Treasury note futures. The cost of the hedge has been deferred and will be recognized as a component of interest expense over the life of the debt. The hedge results in an effective interest rate on the related long-term debt of approximately 9.5%.

NOTE D
LEASES

Certain of the Company's property, plant, and equipment is leased under operating leases ranging from one to fifteen years with renewal options. Rental expense under operating leases was $4,482,000, $3,202,000 and $2,787,000 for fiscal years ended August 31, 1996, 1995, and 1994, respectively. Future minimum lease payments as of August 31, 1996 for noncancellable operating leases having initial lease terms of more than one year are as follows (thousands of dollars):

Years ending August 31                 Operating Leases
----------------------                 ----------------
      1997                                  $ 3,951
      1998                                    3,379
      1999                                    3,016
      2000                                    1,683
      2001                                      800
   Thereafter                                 6,110
                                            -------
Total minimum lease payments                $18,939
                                            =======

NOTE E
STOCK OPTIONS

Under stock option plans, options have been granted to certain officers and key employees to purchase PENWEST common stock. Changes in stock options for the three years ended August 31 are as follows:

                                                                        1996 Option
                                      1996       1995        1994       Price Range
-------------------------------------------------------------------------------------
Outstanding at beginning of year    847,459    615,859     590,809    $ 3.31 - $27.50
Granted                              74,500    271,000      59,000     18.25 -  24.75
Exercised                           (77,917)   (13,600)    (13,950)     5.59 -  22.63
Cancelled                           (38,300)   (25,800)    (20,000)    22.50 -  27.50
                                    -------    -------     -------
Outstanding at end of year          805,742    847,459     615,859      5.83 -  24.75
                                    -------    =======     =======
Exercisable at end of year          454,692    401,159     299,109      5.83 -  24.75
                                    =======    =======     =======

At August 31, 1996, 62,232 stock appreciation rights (SARs) were outstanding to certain officers. The SARs were granted in December 1986 at the market price of PENWEST stock and are fully vested as of August 31, 1996. As a result of appreciation (depreciation) of PENWEST stock of the SARs, compensation expense was charged (credited) for $(451,000), $78,000 and $342,000 in 1996, 1995, and
1994 respectively.

NOTE F
INCOME TAXES

Income tax expense consists of the following:

                                                 Year Ended August 31
(Thousands of dollars)                   1996            1995             1994
-------------------------------------------------------------------------------
Current
  Federal                               $1,091         $ 2,102          $  (904)
  Foreign                                   80               4              138
  State                                     87             232               56
                                        ------         -------          -------
                                         1,258           2,338             (710)
Deferred
  Federal                                1,108           1,459            2,253
  State                                     66              93              423
                                        ------         -------          -------
                                         1,174           1,552            2,676
                                        ------         -------          -------
Total provision                         $2,432         $ 3,890          $ 1,966
                                        ======         =======          =======

A reconciliation of the statutory federal tax to the actual provision is as follows:

                                                    Year Ended August 31
(Thousands of dollars)                         1996         1995         1994
------------------------------------------------------------------------------
Statutory tax rate                                34%          34%          34%
Statutory tax                                $ 2,545      $ 3,776      $ 2,749
State taxes, net of federal benefit              101          215          316
Tax credits, including research and
  development credits                                        (313)      (1,095)
Tax advantaged investment income                 (36)         (47)
Foreign sales corporation                       (238)        (232)        (172)
Other                                             60          491          168
                                             -------      -------      -------
Total provision                              $ 2,432      $ 3,890      $ 1,966
                                             =======      =======      =======

The significant components of deferred tax assets and liabilities are as follows:

                                                                August 31
(Thousands of dollars)                                     1996            1995
--------------------------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit                         $ 3,257         $ 2,725
  Research and development credit                            592             622
  Postretirement benefits                                  3,660           3,691
  Provisions for accrued expenses                          2,431           2,366
  Other                                                                      523
                                                         -------         -------
Total deferred tax assets                                  9,940           9,927

Deferred tax liabilities:
  Depreciation                                            19,453          17,650
  Other                                                    1,527           2,143
                                                         -------         -------
Total deferred tax liabilities                            20,980          19,793
                                                         -------         -------
  Net deferred tax liabilities                           $11,040         $ 9,866
                                                         =======         =======

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

Assumptions used in the measurement of the projected benefit obligation in 1996 and 1995 included a discount rate of 8.0% and 7.5%, respectively, and a rate of increase in compensation levels of 5.0% in 1996 and 6.0% in 1995 for the salaried employees. The expected long-term rate of return on plan assets is assumed to be 9.0% for 1996 and 1995.

Net periodic pension expense consisted of the following (in thousands):

                                                         Year Ended August 31
                                                     1996        1995        1994
----------------------------------------------------------------------------------
Service cost of benefits earned during the year    $   709     $   603     $   591
Interest cost on projected benefit obligation        1,426       1,363       1,256
Actual return on plan assets                        (2,278)     (2,599)       (842)
Net amortization and deferral                          892       1,480        (253)
                                                   -------     -------     -------
Net pension expense                                $   749     $   847     $   752
                                                   =======     =======     =======

The following table sets forth the funded status of both pension plans (in thousands):

                                                                      August 31
                                                                  1996         1995
-------------------------------------------------------------------------------------
Actuarial present value of projected obligation,
  based on service to date and current salary levels:
     Vested                                                     $ 17,089     $ 17,081
     Nonvested                                                       529          430
                                                                --------     --------
Accumulated benefit obligation                                    17,618       17,511
Effect of projected salary increases                               1,676        2,052
                                                                --------     --------
Projected benefit obligation                                      19,294       19,563
Plan assets at fair market value                                  19,931       18,910
                                                                --------     --------
Projected benefit obligation less (greater) than plan assets         637         (653)
Unrecognized actuarial net loss (gain)                            (1,634)         254
Balance of unrecognized net obligation at
  transition being amortized over 15 years                         1,010        1,137
Unrecognized prior service cost                                      510          534
                                                                --------     --------
Net pension asset                                               $    523     $  1,272
                                                                ========     ========

Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds and real estate.

Penwest Savings And Stock Ownership Plan

The Company has a savings investment plan. The savings component, available to all employees, matches 75% of the employee's contribution up to 6% of the employee's pay, in the form of PENWEST common stock. The plan held 40,929 unallocated shares of PENWEST common stock as of August 31, 1996, including shares earned but not yet allocated. During 1996, approximately 65,406 shares of stock were earned by plan participants. The savings component expense of the plan was $722,000, $520,000 and $600,000 for fiscal years 1996, 1995, and 1994, respectively. Compensation expense is recorded by the Company at the market value of shares released.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. The profit sharing expense, which reflects the market value of shares released by the plan to participants was $514,000, $402,000 and $285,000 for the fiscal years 1996, 1995 and 1994, respectively.

The plan initially acquired the PENWEST common stock by issuing a note to the Company. The note is reflected as a reduction of shareholders' equity and is amortized ratably as stock is released to participants in the plan. The shares held by the plan are considered outstanding for purposes of calculating earnings per share.

Supplemental Executive Retirement Plan

The Company sponsors a Supplemental Executive Retirement Plan (SERP), a nonqualified plan, which covers certain employees. For 1996, 1995, and 1994, the net pension expense accrued for the SERP was $950,000, $856,000 and $347,000 respectively.

Health Care And Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense when paid. Health care and life insurance expense was $2,632,000, $2,501,000 and $2,649,000 in 1996, 1995, and 1994, respectively.

NOTE H
OTHER POSTRETIREMENT BENEFITS

PENWEST maintains two postretirement benefit plans that cover substantially all salaried and hourly retirees.

Benefits under the plan for hourly employees include medical coverage, prescription drug coverage, and, to a certain grandfathered group, life insurance. Hourly participants contribute to the cost of the benefits based on a pension credit formula. Benefits under the plan for salaried employees include medical coverage and vision coverage. Salaried participants contribute, for the most part, 100% of the premiums.

Postretirement benefit expense was $415,000, $359,000 and $834,000 for the years ended August 31, 1996, 1995, and 1994, respectively. Presently the Company funds the current benefits on a cash basis and therefore there are no plan assets.

The following table sets forth the plan's status (in thousands of dollars):

    Accumulated postretirement benefit obligation:

                                                          August 31, 1996  August 31, 1995
                                                          ---------------  ---------------
      Retirees                                                $ 3,838          $ 4,119
      Fully eligible active plan participants                     589              311
      Other active plan participants                            2,093            2,190
                                                              -------          -------
      Accumulated post retirement benefit obligation            6,520            6,620
      Unrecognized actuarial net gain                           3,786            3,535
                                                              -------          -------
      Accrued postretirement benefit obligation               $10,306          $10,155
                                                              =======          =======

Net periodic postretirement benefit costs include the following components:

                                                  Year Ended August 31
                                                1996      1995      1994
                                                ----      ----      ----
Service cost -- benefits earned during the
  period                                       $ 238     $ 186     $ 295
Interest cost on accumulated postretirement
  benefit obligations                            475       402       604
Net amortization and deferral                   (298)     (229)      (65)
                                               -----     -----     -----
                                               $ 415     $ 359     $ 834
                                               =====     =====     =====

Future benefit costs were estimated assuming medical costs would increase at a 10% annual rate for fiscal 1996, then beginning in fiscal 1997, decreasing by one half of a percent ratably over the next nine years to a rate of 5.5%. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at August 31, 1996 by $964,000, with an increase of $142,000 in the annual 1996 postretirement benefit expense. The weighted average discount rate used to estimate the accumulated postretirement obligation was 8.0% in 1996 and 7.5% in 1995. The change in discount rate had the impact of decreasing the accumulated post-retirement benefit obligation by $343,000.

In fiscal 1994, the Company curtailed postretirement health benefits for salaried employees that had been previously accrued. The Company formerly paid a portion of the health insurance premiums for salaried retirees but no longer does so for eligible salaried employees retiring after May 15, 1994. As a result, in fiscal 1994, there was a $900,000 reduction of operating expenses recorded.

NOTE I

SHAREHOLDERS' EQUITY
UNISSUED PREFERRED STOCK

There are 1,000,000 shares of $1.00 par value preferred stock authorized for issue; however, none are outstanding.

Common Stock Purchase Rights

On June 16, 1988, PENWEST distributed a dividend of one right (Right) for each outstanding share of PENWEST common stock. In addition, previously outstanding Rights were redeemed for $0.025 each. When exercisable, each Right will entitle its holder to buy one share of PENWEST's common stock at $44.00 per share. The Rights will become exercisable if a purchaser acquires 20% of PENWEST's common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 20% of the common stock of PENWEST, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of PENWEST for one half of the market price of the common stock. In the event that PENWEST is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by PENWEST at a price of $0.01 per Right, and they expire in June 1998.

NOTE J

PACIFIC COGENERATION, INC.

In fiscal 1995 the Company sold the assets of its subsidiary Pacific Cogeneration, Inc. and recognized a gain on the sale of $899,000 which is reflected as other income.

NOTE K

QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 1996                                               First     Second      Third     Fourth
(Thousands of dollars except earnings per share data)    Quarter    Quarter    Quarter    Quarter      Total
-------------------------------------------------------------------------------------------------------------
Sales                                                    $45,624    $46,313    $49,106    $53,431    $194,474
Gross margin                                              12,168     11,129     11,541     11,925      46,763
Income from operations                                     3,601      2,571      2,748      3,388      12,308
Net income                                                 1,748        908      1,030      1,366       5,052

Earnings per common share                                $  0.25    $  0.13    $  0.15    $  0.20    $   0.72

Dividends declared                                       $  0.05    $  0.05    $  0.05    $  0.05    $   0.20

Fiscal 1995                                               First     Second      Third     Fourth
(Thousands of dollars except earnings per share data)    Quarter   Quarter(1)  Quarter    Quarter      Total
-------------------------------------------------------------------------------------------------------------
Sales                                                    $42,771    $42,429    $43,618    $45,382    $174,200
Gross margin                                              11,244     11,912     12,465     12,238      47,859
Income from operations                                     3,716      3,504      4,225      3,528      14,973
Net income                                                 1,757      2,153      2,000      1,307       7,217

Earnings per common share                                $  0.25    $  0.31    $  0.29    $  0.19    $   1.03

Dividends declared                                       $  0.05    $  0.05    $  0.05    $  0.05    $   0.20

(1) Fiscal year 1995 second quarter results include a pretax gain of $899,000 related to the sale of assets of Pacific Cogeneration, Inc.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
PENWEST, LTD.


We have audited the accompanying consolidated balance sheets of PENWEST, LTD. as of August 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PENWEST, LTD. at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.



  Seattle, Washington                         ERNST & YOUNG, LLP
  October 11, 1996

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

The independent auditors periodically meet with the Audit Committee without the presence of management.


/s/ Tod R. Hamachek
---------------------------------
Tod R. Hamachek
President and
Chief Executive Officer


/s/ Jeffrey T. Cook
---------------------------------
Jeffrey T. Cook
Vice President, Finance and
Chief Financial Officer


/s/ Jennifer L. Good
---------------------------------
Jennifer L. Good
Corporate Director of Finance and
Corporate Secretary

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements

            The consolidated balance sheets as of August 31, 1996 and 1995 and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1996 and the report of independent auditors are included in Part II,
            Item 8.

(a)   (2)   Financial Statement Schedules

            (a) Selected quarterly financial information is included in Part II, Item 8.

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(a)   (3)   Exhibits

            See list of Exhibits on page 37. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PENWEST, LTD.

Date:  November 25, 1996                  /s/          Tod R. Hamachek
       -----------------                  --------------------------------------
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



Date:  November 25, 1996                  /s/          Tod R. Hamachek
       -----------------                  --------------------------------------
                                          Tod R. Hamachek, President and
                                          Chief Executive Officer (Principal
                                          Executive Officer)


Date:  November 25, 1996                  /s/          Jeffrey T. Cook
       -----------------                  --------------------------------------
                                          Jeffrey T. Cook, Chief Financial
                                          Officer (Principal Financial Officer)


Date:  November 25, 1996                  /s/          Jennifer L. Good
       -----------------                  --------------------------------------
                                          Jennifer L. Good, Corporate Director
                                          of Finance (Principal Accounting
                                          Officer)

Directors

Richard E. Engebrecht
Paul E. Freiman
Tod R. Hamachek                           By /s/  Tod R. Hamachek
Paul H. Hatfield                             --------------------------
Harry Mullikin                            Attorney-in-Fact
Sally G. Narodick                         Power of Attorney Dated
William G. Parzybok, Jr.
N. Stewart Rogers                         Date   October 22, 1996
William K. Street                             -------------------------

                                INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.   Item
-----------   ----
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

 (10.7)       Change of Control Agreements with Messrs.
              Hamachek, Reed, Cook, Widmaier, Talley,
              Horn and Rydzewski (a representative copy of these agreements is filed as an exhibit to Registrant's
              Form 10-K for the fiscal year ended August 31, 1995)

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

 (10.10) PENWEST, LTD. 1994 Stock Option Plan as amended and restated as of January 23, 1996 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended May 31, 1996)

 (10.11) Credit Agreement dated as of December 22, 1995 among PENWEST, LTD., and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 29, 1996)

 (10.12)      PENWEST, LTD. Stock Option Plan for Non-Employee
              Directors (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

  11          Statement Regarding Computation of Per-Share Earnings

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

Exhibit No.   Item
-----------   ----
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

 (10.7) Agreements relating to compensation in the event of a change in control of the corporation between the corporation and Messrs. Hamachek, Reed, Cook, Widmaier, Talley, Horn, and Rydzewski (a representative copy of these agreements filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, Commission File No. 0-11488)

 (10.8)       PENWEST, LTD. 1993 Non-Employee Director
              Restricted Stock Plan. (Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993,
              Commission File Number 0-11488)

 (10.10) PENWEST, LTD. 1994 Stock Option Plan as amended and restated as of January 23, 1996 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended May 31, 1996, Commission File No. 0-11488)