Form 10-Q
period 1996-11-30
PENWEST LTD
filed 1997-01-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

      [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _______________________


                           Commission File No. 0-11488

                                  PENWEST, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Washington                                     91-1221360
--------------------------------------------------------------------------------
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification No.)


777-108th Avenue N.E., Suite 2390, Bellevue, WA              98004-5193
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (206) 462-6000
                                                    ----------------------------
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes    X       No
                                                         -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 8, 1997:

      Class                                               Outstanding
      -----                                               -----------

Common stock, par value $1.00                              6,883,499

                         PENWEST, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
                                                                                --------

PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements

Condensed Consolidated Balance Sheets                                               3
           November 30, 1996 and August 31, 1996

Condensed Consolidated Statements of Income                                         4
           Three Months Ended November 30, 1996
           and November 30, 1995

Condensed Consolidated Statements of Cash Flow                                      5
           Three Months Ended November 30, 1996 and
           November 30, 1995

Notes to Condensed Consolidated Financial Statements                                6


Item 2 -   Management's Discussion and Analysis of                                 7-8
           Financial Condition and Results of Operations


PART II -  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                           9


SIGNATURES                                                                         10


INDEX TO EXHIBITS                                                                  11

                         PART I - FINANCIAL INFORMATION
Item 1            Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                 November 30,      August 31,
                                                                    1996             1996
                                                                 ---------        ---------
                                     ASSETS
Current assets:
         Cash and cash equivalents                               $   1,708
         Trade accounts receivable                                  23,485        $  26,766
         Inventories:
              Raw materials, supplies and other                      6,707            7,750
              Work in progress                                         604              685
              Finished goods                                        13,525           13,676
                                                                 ---------        ---------
                                                                    20,836           22,111
         Prepaid expenses and other                                  5,648            3,774
                                                                 ---------        ---------
              Total current assets                                  51,677           52,651
Net property, plant and equipment                                  126,838          121,173
Deferred income taxes                                                9,940            9,940
Cash value of life insurance                                        11,315           11,432
Other assets                                                         7,322            7,322
                                                                 ---------        ---------
              Total assets                                       $ 207,092        $ 202,518
                                                                 =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Bank overdraft, net                                                      $     847
         Accounts payable                                        $  13,022           10,344
         Accrued liabilities                                         7,840            7,943
         Current portion of long-term debt                           4,127            4,127
                                                                 ---------        ---------
              Total current liabilities                             24,989           23,261

Long-term debt                                                      64,258           62,636
Other postretirement benefits                                       10,068           10,306
Deferred income taxes and other                                     28,475           28,177

Commitments and contingencies

Shareholders' equity:
         Common stock                                                8,684            8,677
         Additional paid-in capital                                 13,752           13,633
         Retained earnings                                          89,705           88,640
         Treasury stock                                            (30,637)         (30,637)
         Note receivable from PENWEST Savings and
              Stock Ownership Plan                                  (1,566)          (1,742)
         Cumulative translation adjustment                            (636)            (433)
                                                                 ---------        ---------
              Total shareholders' equity                            79,302           78,138
                                                                 ---------        ---------
              Total liabilities and shareholders' equity         $ 207,092        $ 202,518
                                                                 =========        =========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)

                                                           Three Months
                                                         Ended November 30
                                                         -----------------

                                                      1996                1995
                                                   -----------        -----------

Sales                                              $    49,310        $    45,624

Cost of sales                                           38,454             33,456
                                                   -----------        -----------
     Gross margin                                       10,856             12,168

Operating expenses                                       8,636              8,567
                                                   -----------        -----------
     Income from operations                              2,220              3,601

Other income                                             1,200

Interest expense, net                                   (1,298)            (1,054)
                                                   -----------        -----------
     Income before income taxes                          2,122              2,547

Income taxes                                               715                799
                                                   -----------        -----------

     Net income                                    $     1,407        $     1,748
                                                   ===========        ===========

Weighted average common shares and
     equivalents outstanding                         6,993,058          7,043,460

Earnings per common share                          $      0.20        $      0.25
                                                   ===========        ===========

Dividends declared per common share                $      0.05        $      0.05
                                                   ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                             (Dollars in Thousands)

                                                                             Three Months
                                                                          Ended November 30
                                                                      ------------------------
                                                                        1996            1995
                                                                      --------        --------
Operating Activities:
         Net income                                                   $  1,407        $  1,748
         Adjustments to reconcile net income to net cash
              from operating activities:
                  Depreciation and amortization                          2,926           2,728
                  Deferred income taxes                                                     97
                  Foreign currency transactions                             21              90
                  Change in operating assets and liabilities:
                      Trade receivables                                  3,260          (1,485)
                      Inventories                                        1,275          (1,230)
                      Accounts payable and other                         1,160           1,134
                                                                      --------        --------
         Net cash from operating activities                             10,049           3,082

Investing Activities:
         Additions to property, plant and equipment                     (8,540)         (2,845)
         Other                                                            (360)            336
                                                                      --------        --------
         Net cash used by investing activities                          (8,900)         (2,509)

Financing Activities:
         Proceeds from unsecured line of credit                         19,035           8,375
         Payments on unsecured line of credit                          (22,094)         (7,055)
         Proceeds from long-term debt                                    5,000
         Payments on long-term debt                                       (318)           (318)
         Exercise of stock options                                         125             273
         Purchase of life insurance for officers' benefit plans                         (1,343)
         Payment of dividends                                             (342)           (334)
                                                                      --------        --------
         Net cash from (used by) financing activities                    1,406            (402)
                                                                      --------        --------

         Net increase in cash and cash equivalents                       2,555             171
         Cash (bank overdrafts) and cash equivalents at
              beginning of period                                         (847)          5,334
                                                                      --------        --------

         Cash and cash equivalents at end of period                   $  1,708        $  5,505
                                                                      ========        ========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim period presented have been included. Operating results for the three month period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST LTD.'s ("the Company") annual report on Form 10-K for the fiscal year ended August 31, 1996.

2.       OTHER INCOME

         During the quarter ended November 30, 1996, the Company sold its remaining Southern California air credits that related to the operations of Great Western Malting Co., a division of the Company sold in 1989. The sale of the credits resulted in a pretax gain of $1.2 million that is included in other income for the quarter.

3.       RECENTLY ADOPTED ACCOUNTING STANDARDS

         Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of Statement No. 121 had no effect on the Company's financial position and results of operations as of the date of adoption and for the period ended November 30, 1996.

         Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by Accounting Principles Board Opinion No.25, as allowed for in the statement. The adoption of Statement No. 123 had no effect on the Company's financial position and results of operations as of the date of adoption and for the period ended November 30, 1996.

Item 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY
The Company's liquidity position consisted of the following at November 30, 1996: cash and cash equivalents of $1.7 million, working capital of $26.7 million, an unsecured credit agreement of $35 million under which there was $15 million outstanding, and several uncommitted lines of credit aggregating $10 million with various banks that may be used for overnight borrowings under which there was $2.8 million outstanding. The Company used operating cash flow and debt to finance capital expenditures and operating activities during the quarter.

Cash flow from operations for the three months ended November 30, 1996 was $10.0 million compared to $3.1 million in the corresponding period of the prior year. The increase in cash flow is due to decreases in trade receivables and inventories at November 30, 1996. The decreases are primarily due to a lower cost of corn associated with the new crop harvest late in the Company's first fiscal quarter.

The Company paid a $0.05 per share dividend on December 6, 1996, to shareholders of record as of November 15, 1996.

CAPITAL RESOURCES
Additions to property, plant and equipment during the three months ended November 30, 1996 were $8.5 million. The additions were primarily for improvements to Penford Product Co.'s manufacturing facility in Cedar Rapids, Iowa and the commencement of a capacity expansion project for Penwest Foods' facility in Richland, Washington.

RESULTS OF OPERATIONS
Net income was $1.4 million, or $0.20 per share, for the quarter ended November 30, 1996, compared to net income of $1.7 million, or $0.25 per share, for the corresponding period a year ago. The first quarter of fiscal year 1997 included other income of $1.2 million ($800,000 after tax, or $0.11 per share) from the sale of the remaining Southern California air credits related to Great Western Malting Co. which was sold in 1989.

Sales increased in the three months ended November 30, 1996 to $49.3 million from $45.6 million, or 8.1%, from the corresponding period a year ago. The increase is primarily due to higher corn costs through the first two months of the quarter, a key component used in pricing Penford's paper chemical products. Corn costs and changes in those costs are generally passed through to customers. Volumes of Penford Gums were down slightly from the same period in the prior year reflecting a weaker paper industry than a year ago. Paper industry analysts are forecasting modest industry growth in 1997. Penwest Foods Co.'s sales improved 31% primarily due to increased volumes of starches for french fry coatings. The division was profitable for the three months ended November 30, 1996.

Gross margin for the first quarter of fiscal year 1997 was 22.0% compared to 26.7% for the corresponding period a year ago. The majority of the margin percentage difference compared to the prior year is due to higher corn prices, and to a lesser extent, lower overall gross margins on two major Penford contracts. The Company expects margins to improve in the second quarter as the new crop is harvested and corn prices moderate.

Net interest expense for the quarter ended November 30, 1996 was $1.3 million compared to $1.1 million for the corresponding period a year ago due to slightly higher debt levels.

The effective tax rate for the first quarter of fiscal 1997 was 34.0% compared to 31.4% in the corresponding period a year ago. The effective tax rate approximates the statutory rate and is higher than in the same period in the prior year primarily due to state tax refunds received by the Company in the previous year.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to, the economic condition of the paper industry, the market price of corn and corn prices, competition, product development risks, patent and intellectual property matters, and regulatory and manufacturing issues. Additional information on these and other factors which could affect the Company's financial results is included in the Company's 1996 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 1996 on file with the Securities and Exchange Commission.

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

                                                        PENWEST, LTD.
                                                       ---------------
                                                        (Registrant)

January 10, 1996                                     /s/  Tod R. Hamachek
----------------                                     --------------------
     Date                                     Tod R. Hamachek
                                              President and
                                              Chief Executive Officer (Principal
                                              Executive Officer)

January 10, 1996                                     /s/  Jeffrey T. Cook
----------------                                     --------------------
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

  (10.7) Change of Control Agreements with Messrs. Hamachek, Reed, Cook, Widmaier, Talley, Horn, Rydzewski and Belsheim (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31,
                 1995)

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

    11           Statement re: Computation of Earnings Per Share

    27           Financial Data Schedule