Form 10-Q
period 1997-02-28
PENWEST LTD
filed 1997-04-11
CIK 739608

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 1997

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _______________________

                          Commission File No. 0-11488

                                 PENWEST, LTD.
________________________________________________________________________________
                (Exact name of registrant as specified in its charter)


               Washington                                               91-1221360

------------------------------------------------------------------------------------------------------
         (State of Incorporation)                                     (I.R.S. Employer
                                                                      Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA                         98004-5193
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number     (206) 462-6000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X      No
                                              --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 4, 1997.

               Class                                                Outstanding
               -----                                                -----------

         Common stock, par value $1.00                                6,883,499

                         PENWEST, LTD. AND SUBSIDIARIES


                                     INDEX


                                                                             Page No.
                                                                             --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements

Condensed Consolidated Balance Sheets
           February 28, 1997 and August 31, 1996                                 3

Condensed Consolidated Statements of Income
           Three Months Ended February 28, 1997
           and February 29, 1996                                                 4

Condensed Consolidated Statements of Income
           Six Months Ended February 28, 1997 and
           February 29, 1996                                                     4

Condensed Consolidated Statements of Cash Flow
           Six Months Ended February 28, 1997 and
           February 29, 1996                                                     5

Notes to Condensed Consolidated Financial Statements                             6


Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        7-8


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security-Holders                     9

Item 6 - Exhibits and Reports on Form 8-K                                        9


SIGNATURES                                                                      10

INDEX TO EXHIBITS                                                              11-13


                        PART  I - FINANCIAL INFORMATION
Item 1           Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      February 28,          August 31,
                                                                           1997                 1996
                                                                      ---------------       -----------
                                                 ASSETS
                                                 ------
Current assets:
   Trade accounts receivable                                            $  27,586            $  26,766
   Inventories:
       Raw materials                                                        5,584                6,170
       Work in progress                                                       911                  685
       Finished goods                                                      12,821               13,676
                                                                         --------             --------
                                                                           19,316               20,531
   Prepaid expenses and other                                               5,478                5,354
                                                                         --------             --------
       Total current assets                                                52,380               52,651

Net property, plant and equipment                                         129,012              121,173
Deferred income taxes                                                      10,990                9,940
Cash value of life insurance                                               12,497               11,432
Other assets                                                                7,344                7,322
                                                                         --------             --------
       Total assets                                                      $212,223             $202,518
                                                                         ========             ========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      ------------------------------------
Current liabilities:
   Bank overdraft, net                                                   $  1,398              $   847
   Accounts payable                                                        12,566               10,344
   Accrued liabilities                                                      4,623                7,943
   Current portion of long-term debt                                        5,955                4,127
                                                                         --------             --------
       Total current liabilities                                           24,542               23,261

Long-term debt                                                             66,056               62,636
Other postretirement benefits                                              10,211               10,306
Other liabilities                                                           8,163                7,197
Deferred income taxes                                                      22,518               20,980

Shareholders' equity:
   Common stock                                                             8,716                8,677
   Additional paid-in capital                                              14,035               13,633
   Retained earnings                                                       90,617               88,640
   Treasury stock                                                         (30,637)             (30,637)
   Note receivable from PENWEST Savings and
       Stock Ownership Plan                                                (1,135)              (1,742)
   Cumulative translation adjustment                                         (863)                (433)
                                                                         --------             --------

       Total shareholders' equity                                          80,733               78,138
                                                                         --------             --------

       Total liabilities and
           shareholders' equity                                          $212,223             $202,518
                                                                         ========             ========

          See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)


                                                    Three Months                           Six Months
                                                Ended February 28/29                  Ended February 28/29
                                                --------------------                  --------------------

                                                1997             1996                 1997             1996
                                                ----             ----                 ----             ----
Sales                                         $48,327          $46,313              $97,637          $91,936
Cost of sales                                  36,083           35,184               74,538           68,640
                                              -------          -------              -------          --------
    Gross margin                               12,244           11,129               23,099           23,296
Operating expenses                              9,170            8,558               17,807           17,125
                                              -------          -------              -------          --------
    Income from operations                      3,074            2,571                5,292            6,171
Other income                                                                          1,200
Interest expense, net                          (1,279)          (1,254)              (2,576)          (2,307)
                                              -------          -------              -------          --------
    Income before income taxes                  1,795            1,317                3,916            3,864
Income taxes                                      539              409                1,253            1,208
                                              -------          -------              -------          --------

    Net income                                $ 1,256          $   908              $ 2,663          $ 2,656
                                              =======          =======              =======          =======

Weighted average common shares and
    equivalents outstanding                 7,013,463        7,012,949            7,003,261        6,993,377


Earnings per common share                   $    0.18         $   0.13            $    0.38        $    0.38
                                            =========         ========            =========        =========

Dividends declared per common share         $    0.05         $   0.05            $    0.10        $    0.10
                                            =========         ========            =========        =========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)

                                                                             Six Months
                                                                        Ended February 28/29
                                                                        --------------------
                                                                        1997            1996
                                                                        ----            ----

Operating Activities:
         Net income                                                    $  2,663      $  2,656
         Adjustments to reconcile net income to net cash
             from operating activities:
                 Depreciation and amortization                            5,803         5,616
                 Deferred income taxes                                      488           598
                 Change in operating assets and liabilities:
                     Trade receivables                                     (820)       (2,961)
                     Inventories                                          1,215        (2,693)
                     Accounts payable and other                            (696)        5,349
                                                                        -------      --------
         Net cash flow from operating activities                          8,653         8,565

Investing Activities:
         Additions to property, plant and equipment                     (13,563)       (8,145)
         Other                                                              512            89
                                                                        -------      --------
         Net cash used by investing activities                          (13,051)       (8,056)

Financing Activities:
         Proceeds from unsecured line of credit                          42,655        20,282
         Payments on unsecured line of credit                           (38,915)      (20,282)
         Proceeds from long-term debt                                     5,000        15,250
         Payments on long-term debt                                      (3,492)      (16,635)
         Exercise of stock options                                          441           842
         Purchase of life insurance for officers' benefit plans          (1,158)       (2,501)
         Payment of dividends                                              (684)         (676)
                                                                        -------      --------
         Net cash from (used by) financing activities                     3,847        (3,720)
                                                                        -------      --------

         Net decrease in cash and cash equivalents                         (551)       (3,211)
         Cash and cash equivalents (bank overdraft) at
           beginning of period                                            ( 847)        5,334
                                                                        -------      --------

         Cash and cash equivalents (bank overdraft) at end of period    ($1,398)     $  2,123
                                                                        =======      ========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three and six month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST's annual report on Form 10-K for the fiscal year ended August 31, 1996.

         Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported results of operations.


2.       Other Income
         During the first quarter of fiscal 1997 the Company sold its remaining Southern California air credits that related to the operations of Great Western Malting Co., a division of the Company sold in 1989.
         The sale of the credits resulted in a pretax gain of $1.2 million that is included in other income for the six months ended February 28, 1997.


3.       Income Taxes
         The effective tax rate for the three and six month periods ended February 28, 1997 were 30% and 32%, respectively, compared to the statutory rate of 34%. The effective tax rate in the similar prior year periods was 31%. The effective rate was lower than the statutory rate due to state tax refunds received by the Company in fiscal 1996 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity
At February 28, 1997, PENWEST had working capital of $27.8 million, a $35.0 million unsecured credit agreement under which there was $20.3 million outstanding, and several uncommitted lines of credit aggregating $15.0 million with two banks that may be used for overnight borrowings under which there was $9.6 million outstanding. The Company used operating cash flow and debt to finance capital expenditures and operating activities during the first six months of the fiscal year. Cash flow from operations for the six months ended February 28, 1997 was $8.7 million compared to $8.6 million in the corresponding period a year ago.

The Company paid dividends of $0.05 per share on December 6, 1996 and March 7, 1997.

Capital Resources
Additions to property, plant and equipment during the six months ended February 28, 1997 were $13.6 million. Second quarter additions of $5.1 million were primarily for capacity expansion at Penwest Foods' facility in Richland, Washington and ongoing improvements at Penford Products' facility in Cedar Rapids, Iowa.

Results of Operations
Net income was $1.3 million, or $0.18 per share, for the second quarter compared to net income of $908,000, or $0.13 per share, for the corresponding period a year ago. Net income for the six months was $2.7 million, or $0.38 per share, which is unchanged from the comparable prior year period. The first quarter of fiscal year 1997 included other income of $1.2 million representing $800,000 after tax, or $0.11 per share, from the sale of the remaining Southern California air credits related to the operations of Great Western Malting Co., a division of the Company sold in 1989.

Sales increased in the second quarter and the first six months of fiscal year 1997 to $48.3 million and $97.6 million, respectively, representing increases of 4.3% and 6.2%, respectively, from the corresponding periods a year ago. The increases were primarily due to higher volumes at Penford and Penwest Foods. Sales volume increases of Penford Gums, Penford's family of hydroxyethylated starches, were attributable to stronger demand from our paper industry customers as well as market share improvement. Corn costs, a key component used in pricing Penford's paper chemical products, decreased significantly in the second quarter as compared to the same quarter a year ago, partially offsetting the volume increases reflected in total sales. Penwest Foods' sales increased as a result of stronger demand for its food grade potato starches.

Gross margin in the second quarter improved to 25.3% from 24.0% in the corresponding period a year earlier primarily as a result of decreased corn prices and improved operating effectiveness. Volume gains on Penford's starch copolymer products, a higher gross margin product, also had a positive impact.

Operating expenses in the second quarter rose $612,000, or 7.2%, as compared to the prior year period. For the six month period ended February 26, 1997, operating expenses increased 4.0%. The increase in operating expenses is primarily due to increased investment at Penwest Pharmaceuticals Group.

Net interest expense for the first half of fiscal year 1997 was $2.6 million compared to $2.3 million for the corresponding period a year ago. The increase reflects lower investment income and higher debt levels throughout the current year.

Recent Development
On February 19, 1997, Penwest Pharmaceuticals Group and Leiras OY, a subsidiary of Schering AG, announced that a Product License Application (the equivalent of a U.S. New Drug Application) had been submitted in Europe for a controlled release tablet version of Leiras' anti- incontinence drug, Oxybutynin, marketed as Cystrin(R). This controlled release version of Cystrin uses PPG's patented TIMERx(R) controlled release delivery system. This submission is the first regulatory filing for the TIMERx(R) technology.

Forward-looking Statements
The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to, the market price of corn and corn by- products, the economic condition of the paper industry, competition, product development risks, patent and intellectual property matters, and regulatory and manufacturing issues. Additional information on these and other factors which could affect the Company's financial results is included in the Company's 1996 Annual Report to Shareholders, its Form 10-K for the fiscal year ended August 31, 1996, and its Form 10-Q for the fiscal quarter ended November 30, 1996, on file with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION


Item 4           Submission Of Matters To A Vote Of Security Holders

    (a) The annual meeting of shareholders of PENWEST, LTD. was held on January 21, 1997.

    (b) The following directors were elected to serve a term of three years: Paul E. Freiman, Paul H. Hatfield, Harry Mullikin, and N. Stewart Rogers. The board is comprised of those elected this year and the following directors completing their terms: Richard E. Engebrecht, Tod R. Hamachek, Sally G. Narodick, William G. Parzybok, Jr., and William K. Street.

    (c)      The following matters were voted upon at the meeting:
             1.  For the election of directors:

                                             For                %          Withheld            %
                                             ---                -          --------            -
                 Paul E. Freiman            5,808,883           99.48%         30,128          0.52%
                 Paul H. Hatfield           5,809,453           99.49%         29,558          0.51%
                 Harry Mullikin             5,766,722           98.76%         72,289          1.24%
                 N. Stewart Rogers          5,796,657           99.27%         42,354          0.73%

             2. Approval of amendments to the PENWEST, LTD. 1994 Stock Option Plan.

                                                                                            Broker
                                                     For         Against      Abstain     Non-Vote
                                                     ---         -------      -------     --------
                                                  5,201,827      234,976      99,609      302,599

             3. Ratification of selection of Ernst & Young LLP as independent auditors of the Company.

                                                                                            Broker
                                                     For         Against      Abstain     Non-Vote
                                                     ---         -------      -------     --------
                                                  5,802,842       16,443       19,726          0

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



                                        PENWEST, LTD.
                                -------------------------------
                                        (Registrant)





April 10, 1997                  /s/ Tod R. Hamachek
--------------                  ---------------------------------
    Date                        Tod R. Hamachek
                                President and
                                Chief Executive Officer (Principal
                                Executive Officer)




April 10, 1997                   /s/ Jeffrey T. Cook
--------------                  ---------------------------------
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

  (10.2) Term Loan Agreement among Penford Products Co., and PENWEST, LTD. as Borrowers, and Wells Fargo Bank (formerly
                First Interstate Bank of Washington, N.A.) as Lender, dated
                September 27, 1990 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

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

  (10.10) PENWEST, LTD. 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated
                March 17, 1997)

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

