Form 10-Q
period 1997-05-31
PENWEST LTD
filed 1997-07-11
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

                                       OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ______________________

                           Commission File No. 0-11488

                                  PENWEST, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Washington                                 91-1221360
-------------------------------------------------------------------------------
         (State of Incorporation)                        (I.R.S. Employer
                                                         Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA                98004-5193
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (425) 462-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code.)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes     X       No
                                                     ---         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 3, 1997.

                Class                                         Outstanding
                -----                                         -----------
Common stock, par value $1.00                                  7,260,316

                         PENWEST, LTD. AND SUBSIDIARIES

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements

Condensed Consolidated Balance Sheets                                       3
           May 31, 1997 and August 31, 1996

Condensed Consolidated Statements of Income                                 4
           Three Months and Nine Months Ended May 31, 1997
           and May 31, 1996

Condensed Consolidated Statements of Cash Flow                              5
           Nine Months Ended May 31, 1997 and
           May 31, 1996

Notes to Condensed Consolidated Financial Statements                        6


Item 2 -   Management's Discussion and Analysis of                         7-8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   9


SIGNATURES                                                                 10

INDEX TO EXHIBITS                                                         11-12


                         PART I - FINANCIAL INFORMATION

Item 1            Financial Statements

                         PENWEST, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      May 31, 1997  August 31, 1996
                                                      ------------  ---------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                      $     182
         Trade accounts receivable                         27,134    $  26,766
         Inventories:
              Raw materials                                 6,463        6,170
              Work in progress                                905          685
              Finished goods                               14,124       13,676
                                                        ---------    ---------
                                                           21,492       20,531
         Prepaid expenses and other                         5,965        5,354
                                                        ---------    ---------
              Total current assets                         54,773       52,651

Net property, plant and equipment                         130,327      121,173
Deferred income taxes                                      10,999        9,940
Cash value of life insurance                               12,497       11,432
Other assets                                                7,339        7,322
                                                        ---------    ---------

              Total assets                              $ 215,935    $ 202,518
                                                        =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Bank overdraft, net                                         $     847
         Accounts payable                               $  12,966       10,344
         Accrued liabilities                                4,978        7,943
         Current portion of long-term debt                  6,062        4,127
                                                        ---------    ---------
              Total current liabilities                    24,006       23,261

Long-term debt                                             63,661       62,636
Other postretirement benefits                              10,298       10,306
Other liabilities                                           8,383        7,197
Deferred income taxes                                      22,797       20,980

Shareholders' equity:
         Common stock                                       9,091        8,677
         Additional paid-in capital                        18,171       13,633
         Retained earnings                                 92,066       88,640
         Treasury stock                                   (30,637)     (30,637)
         Note receivable from PENWEST Savings and
              Stock Ownership Plan                           (986)      (1,742)
         Cumulative translation adjustment                   (915)        (433)
                                                        ---------    ---------

         Total shareholders' equity                        86,790       78,138
                                                        ---------    ---------

         Total liabilities and shareholders' equity     $ 215,935    $ 202,518
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             (Dollars in thousands except share and per share data)


                                      Three Months Ended May 31       Nine Months Ended May 31
                                      -------------------------       ------------------------
                                         1997              1996           1997          1996
                                         ----              ----           ----           ----
Sales                                 $    49,993    $    49,106    $   147,630    $   141,042

Cost of sales                              35,952         37,565        110,490        106,206
                                      -----------    -----------    -----------    -----------

     Gross margin                          14,041         11,541         37,140         34,836

Operating expenses                          9,865          8,793         27,671         25,918
                                      -----------    -----------    -----------    -----------

     Income from operations                 4,176          2,748          9,469          8,918

Other income                                                              1,200

Interest expense, net                      (1,431)        (1,188)        (4,008)        (3,496)
                                      -----------    -----------    -----------    -----------

     Income before income taxes             2,745          1,560          6,661          5,422

Income taxes                                  933            530          2,186          1,738
                                      -----------    -----------    -----------    -----------

     Net income                       $     1,812    $     1,030    $     4,475    $     3,684
                                      ===========    ===========    ===========    ===========

Weighted average common shares and
     equivalents outstanding            7,033,535      6,985,805      7,021,230      7,065,365

Earnings per common share             $      0.26    $      0.15    $      0.64    $      0.52
                                      ===========    ===========    ===========    ===========

Dividends declared per common share   $      0.05    $      0.05    $      0.15    $      0.15
                                      ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)


                                                                 Nine Months Ended May 31
                                                                 ------------------------
                                                                   1997        1996
                                                                   ----        ----
Operating Activities:
         Net income                                              $  4,475    $  3,684
         Adjustments to reconcile net income to net cash
              from operating activities:
                  Depreciation and amortization                     9,043       8,684
                  Deferred income taxes                               758       1,083
                  Change in operating assets and liabilities:
                      Trade receivables                              (423)     (2,785)
                      Inventories                                    (961)     (3,272)
                      Accounts payable and other                    1,196       4,616
                                                                 --------    --------
         Net cash flow from operating activities                   14,088      12,010

Investing Activities:
         Additions to property, plant and equipment               (18,074)    (14,616)
         Other                                                        617         (13)
                                                                 --------    --------
         Net cash used by investing activities                    (17,457)    (14,629)

Financing Activities:
         Proceeds from unsecured line of credit                    68,555      36,627
         Payments on unsecured line of credit                     (66,785)    (33,792)
         Proceeds of long-term debt                                 5,000      15,250
         Payments on long-term debt                                (3,810)    (16,953)
         Exercise of stock options                                  3,624         842
         Purchase of life insurance for officers' benefit plan     (1,158)     (2,501)
         Payment of dividends                                      (1,028)     (1,017)
                                                                 --------    --------
         Net cash from (used by) financing activities               4,398      (1,544)
                                                                 --------    --------

         Net increase (decrease) in cash and equivalents            1,029      (4,163)
                                                                 --------    --------
         Cash and cash equivalents (bank overdraft) at
              beginning of period                                    (847)      5,334
                                                                 --------    --------

Cash and cash equivalents at end of period                       $    182    $  1,171
                                                                 ========    ========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim periods presented have been included. Operating results for the three and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in PENWEST's annual report on Form 10-K for the fiscal year ended August 31, 1996.

         Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported results of operations.

2.       OTHER INCOME
         During the first quarter of fiscal 1997, the Company sold its remaining Southern California air credits related to the operations of Great Western Malting Co., a division of the Company sold in 1989. The sale of the credits resulted in a pretax gain of $1.2 million, which is included in other income for the nine months ended May 31, 1997.

3.       INCOME TAXES
         The effective tax rate for the quarter ended May 31, 1997 was 34%. The effective tax rate for the nine-month period ended May 31, 1997 was 33% compared to the statutory rate of 34%. The effective rate over nine months was lower than the statutory rate due to state tax refunds received by the Company during the second quarter of fiscal 1997.

4.       EARNINGS PER SHARE
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no effect to primary earnings per share for the fiscal quarter ending May 31, 1997 and a $0.01 increase to primary earnings per share for the nine months ended May 31, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity
At May 31, 1997, PENWEST had working capital of $30.8 million, a $35.0 million unsecured credit agreement under which there was $20.3 million outstanding, and several uncommitted lines of credit aggregating $15.0 million with two banks that may be used for overnight borrowings under which there was $7.7 million outstanding. Cash flow from operations for the nine month period was $14.1 million compared to $12.0 million in the corresponding period a year ago. The Company used operating cash flow and debt to finance capital expenditures and operating activities during the nine months ended May 31, 1997.

The Company paid quarterly dividends of $0.05 per share on December 6, 1996, March 7, 1997, and June 5, 1997.

Capital Resources
Third quarter and year-to-date additions to property, plant and equipment of $4.5 million and $18.1 million, respectively, were primarily for projects related to capacity expansion at Penwest Foods' facility in Richland, Washington and various ongoing improvements at Penford Products' facility in Cedar Rapids, Iowa.

Results of Operations
Net income was $1.8 million, or $0.26 per share, for the third quarter compared to net income of $1.0 million, or $0.15 per share, for the corresponding period a year ago. Net income for nine months of the fiscal year was $4.5 million, or $0.64 per share, compared with $3.7 million, or $0.52 per share, in the prior year period. The first quarter of fiscal year 1997 included other income of $1.2 million representing $800,000 after tax, or $0.11 per share, from the sale of Southern California air credits related to the operations of Great Western Malting Co., a division of the Company sold in 1989.

Sales increased in the third quarter and the first nine months of fiscal year 1997 to $50.0 million and $147.6 million, respectively, representing increases of 1.8% and 4.7%, respectively, from the corresponding periods a year ago. The third quarter increase is primarily due to higher sales volumes of manufactured products at Penford Products and Penwest Foods. Penford Products, accounting for approximately 75% of all revenues, operated at near capacity levels. The volume increases reflected in total sales were partially offset by lower corn costs, a key component used in pricing the sales of Penford's paper chemical products.

The gross margin for the three month period ended May 31, 1997 was 28.1% compared to 23.5% in the corresponding period a year ago and 25.2% and 24.7% for the nine months ended May 31, 1997 and 1996, respectively. The improvement in gross margin is due, in part, to a decline in corn prices compared to last year. The effect of more volume moving through the Penford and Penwest Foods manufacturing facilities and the increase in sales volume of Penford's starch copolymer products also positively affected the gross margin percentage.

Operating expenses in the third quarter rose $1.1 million, or 12.2%, compared to the same period in the previous year. For the fiscal year, operating expenses have increased $1.8 million, or 6.8%. These increases are primarily due to increased investment in research and development at Penwest Pharmaceuticals as well as higher selling and performance-based incentive expenses.

Net interest expense for the third quarter of fiscal 1997 was $1.4 million compared to $1.9 million for the corresponding period a year ago. For the year, net interest expense was $4.0 million compared to $3.5 million a year ago mainly reflecting lower amounts of capitalized interest.

Recent Development
On June 11, 1997, Penwest Pharmaceuticals and its licensee, Mylan Laboratories Inc., announced that a Paragraph IV Abbreviated New Drug Application (ANDA) had been filed with the U.S. Food and Drug Administration (FDA) for controlled release nifedipine tablets incorporating Penwest Pharmaceuticals' patented TIMERx(R) controlled release delivery system. The filing was made by Mylan and represents the first generic alternative to Procardia XL, a calcium channel blocker for treating hypertension with a U.S. market of approximately $950 million in 1996.

Forward-looking Statements
The above discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by the statements made above. These factors include, but are not limited to, the market price of corn and corn by-products, the economic condition of the paper industry, competition, product development risks, patent and intellectual property matters (including the possibility of patent infringement litigation), dependence on collaborative partners, and regulatory and manufacturing issues (including the difficulty of predicting FDA approvals). Additional information on these and other factors which could affect the Company's financial results is included in the Company's 1996 Annual Report to Shareholders, its Form 10-K for the fiscal year ended August 31, 1996, and its Forms 10-Q for the fiscal quarters ended November 30, 1996 and February 28, 1997, on file with the Securities and Exchange Commission.

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



                                                   PENWEST, LTD.
                                    -------------------------------------------
                                                   (Registrant)




July 11, 1997                       /s/ Tod R. Hamachek
-------------                       -------------------------------------------
     Date                           Tod R. Hamchek
                                    President and
                                    Chief Executive Officer (Principal
                                    Executive Officer)




July 11, 1997                       /s/ Jeffrey T. Cook
-------------                       -------------------------------------------
     Date                           Jeffrey T. Cook
                                    Vice President, Finance and
                                    Chief Financial Officer (Principal
                                    Financial Officer)

                                INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.      Item
----------       -----
    (3.1)        Restated Articles of Incorporation of Registrant (filed as an Exhibit to Registrant's Form 10-K for fiscal year ended August 31, 1995)

    (3.2) Bylaws of Registrant as amended and restated as of June 27, 1995 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

    (4.1)        Amended and Restated Rights Agreement dated as of April 30,
                 1997 (filed as an Exhibit to Registrant's Amendment to
                 Registration Statement on Form 8-A/A dated May 5, 1997)

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

   (10.7)        Change of Control Agreements with Messrs.
                 Hamachek, Reed, Cook, Widmaier, Talley, Horn,
                 Rydzewski and Belsheim (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

                                       11

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

    10.12        Amendment to Credit Agreement dated as of May 7, 1997 among
                 PENWEST, LTD., and its subsidiaries, Bank of America National
                 Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of
                 Nova Scotia, and Seattle-First National Bank

   (10.13)       PENWEST, LTD. Stock Option Plan for Non-Employee Directors
                 (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

    11           Statement re:  Computation of Earnings Per Share

    27           Financial Data Schedule

                                       12