Form 10-K405
period 1997-08-31
PENWEST LTD
filed 1997-11-26
CIK 739608

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1997

                                       OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------  -----------------------

                         Commission File Number 0-11488

                  Penford Corporation (formerly PENWEST, LTD.)
--------------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

           Washington                                      91-1221360
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  777-108th Avenue N.E., Suite 2390
        Bellevue, Washington                               98004-5193
 ----------------------------------------                  ----------
 (Address of principal Executive Offices)                  (Zip Code)

         Registrant's telephone number, including area code:

                                 (425) 462-6000
                                 --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class           Name of each exchange of which registered
     -------------------           -----------------------------------------
            None                                      None
            ----                                      ----

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

                            Yes   X             No
                               -------            -------

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


                                    FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                             15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of October 17, 1997 was approximately $298 million. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding (net of treasury stock) as of October 17, 1997 was 7,269,141.



                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

a)   GENERAL:

Penford Corporation (Penford or the Company) was incorporated under the name PENWEST, LTD. in September 1983 and commenced operations on March 1, 1984. In connection with the plan described below, PENWEST, LTD. changed its name to Penford Corporation.

Penford consists of the following business units:

       - Penford Products Co. (specialty carbohydrate chemicals for papermaking) - The history of Penford Products Co. can be traced to 1894. Penford Products Co. operates as a wholly-owned subsidiary of Penford.

       - Penwest Pharmaceuticals Co. (controlled release technology and pharmaceutical excipients) - In March 1991, Penford purchased the net assets of Edward Mendell Co., Inc. (Mendell). In connection with the plan discussed below, Mendell changed its name to Penwest Pharmaceuticals Co. (Penwest). Penwest is a wholly-owned subsidiary of Penford.

       -      Penford Food Ingredients Co. (specialty food ingredient products)
              - In September 1991, Penford Food Ingredients Co. (formerly Penwest Foods Co.) was established to manufacture and market specialty carbohydrate-based food ingredients. Penford Food Ingredients is a division of Penford Products Co.

On October 9, 1997, Penford announced a two stage plan designed to foster the growth potential of its pharmaceuticals business and separately, its paper and food ingredients businesses. Under the first stage of the plan, Penwest Pharmaceuticals Co. would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford would effect a tax-free spin-off to its shareholders of its remaining ownership of Penwest common shares, contingent upon satisfying certain conditions, including receipt of a tax ruling from the Internal Revenue Service or a written opinion from Ernst & Young LLP to the effect that, among other things, the spin-off will qualify as a tax-free distribution. The spin-off is anticipated to occur in the second quarter of calendar 1998. If the spin-off occurs, Penwest will no longer be a subsidiary of Penford.

On October 21, 1997, Penwest filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,500,000 shares of common stock (approximately 15% of its outstanding common stock). The estimated initial public offering price is between $10.00 to $12.00 per share. An option will be granted to the underwriters to purchase up to 375,000 additional shares for the purpose of covering over-allotments, if any. Penford and Penwest have entered into a Separation Agreement setting forth the agreement of the parties with respect to the principal corporate transactions required to effect the separation of Penford's pharmaceutical business from its paper and food ingredients businesses, the initial public offering and the spin-off, and certain other agreements governing the relationship of the parties prior to and after the spin-off. Penford and Penwest will, prior to the completion of the initial public offering, also enter into other agreements that govern various interim and ongoing relationships.

b)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

The Company's single business segment is developing, manufacturing and marketing carbohydrate-based specialty chemicals. These carbohydrate- based specialty chemicals are marketed and sold to three industries: paper, pharmaceuticals and food.

c)   DESCRIPTION OF BUSINESS:


BUSINESS UNITS

1. SPECIALTY CHEMICALS: PENFORD PRODUCTS CO. (PENFORD PRODUCTS) develops, manufactures and markets carbohydrate-based specialty chemical starches for papermaking. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge) starches. Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic starches are used at the "wet-end" of the paper machine, providing strong internal bonding of paper fibers. In addition, Penford Products' starch copolymers, a patented combination of synthetic and natural carbohydrate chemistry, are used in coating and binder applications in various segments of the paper industry. Starches produced by Penford Products are designed to improve the strength, quality and runnability of coated and uncoated paper.

Penford Products' corn-based ethylated and cationic starches and starch copolymers are produced at its Cedar Rapids, Iowa facility. Penford Products' potato-based cationic starches are produced at its Idaho Falls, Idaho facility.

Penford Products also sells specialty starch products to the domestic textile industry for warp sizing, which is a fiber bonding process for yarn and finished fabric, and for fabric sizing, which provides body and stiffness to textiles.

Specialty chemical brand names of Penford Products for the paper industry include, among others, Penford(R) Gums, PENSIZE(R) and the Apollo(R) series.

Penford Products' specialty chemicals for the paper industry are manufactured by a process known as corn wet milling, which is the process by which the various parts of corn are separated, refined and modified.

The corn, after it is removed from the cob and cleaned, is placed in warm steepwater treated with sulfur dioxide, which causes the corn to swell and soften. The softened kernels pass through a mill which separates the corn's germ from its endosperm which contains the starch found in finished products. Water is added, producing a thick slurry.

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

2. PHARMACEUTICALS: PENWEST PHARMACEUTICALS CO. (Penwest) is engaged in the research, development and commercialization of novel drug delivery technologies. Penwest has developed its proprietary TIMERx (R) controlled release drug delivery technology. Penwest has applied TIMERx technology to the development of oral formulations of generic versions of controlled release drugs and branded controlled release versions of immediate release drugs.
Each of these formulations has been developed under a collaborative arrangement with a pharmaceutical company. These formulations are in various stages of development and are subject to regulatory approval. Except for Cystrin CR(R) (described below), no product based on TIMERx technology has ever received regulatory approval for commercial sale. There can be no assurance that Penwest's controlled release product development efforts will be successfully completed, that required regulatory approvals will be obtained or that approved products will be successfully manufactured or marketed.

In October 1997, Penwest's collaborator, Leiras OY, a Finnish subsidiary of Schering AG, received marketing approval in Finland for Cystrin CR(R) for the treatment of urinary incontinence.

In May 1997, Penwest's collaborator, Mylan Pharmaceuticals Inc. (Mylan), filed an abbreviated new drug application (ANDA) with the U.S. Food and Drug Administration (FDA) for the first generic version of the 30 mg dosage strength of Procardia XL(R), a leading cardiovascular drug for angina and hypertension.

Penwest also manufactures and distributes excipients to the pharmaceutical and nutritional industries. Excipients are the inactive ingredients in tablets and capsules that enable tabletting of active drug ingredients by enhancing binding, lubrication and disintegration properties. Penwest's largest selling excipient product is EMCOCEL(R), a tabletting binder. In fiscal 1997, Penwest introduced PROSOLV SMCC(TM), which Penwest believes represents a new class of high functionality binders. Other excipient brand names include EMCOMPRESS(R), EMDEX(R), EXPLOTAB(R) and PRUV(R).

Penwest operates facilities at Patterson, New York, Nastola, Finland, and Cedar Rapids, Iowa.

3. SPECIALTY FOOD INGREDIENT PRODUCTS: PENFORD FOOD INGREDIENTS CO. (PFI) develops, manufactures and markets specialty food ingredients to the food and confectionery industries. These ingredients include food grade potato and tapioca starch products as well as dextrose-based products such as specialty dried corn syrup. PFI is the only North American producer of food grade potato and tapioca starches.

PFI, headquartered in Englewood, Colorado, maintains manufacturing facilities at Richland, Washington and Plover, Wisconsin for the food grade potato and tapioca starches, and at Cedar Rapids, Iowa for the dextrose products. Penford Food Ingredients' product brand names include CanTab(R), CarriDex(TM) and PenPlus(R).

RAW MATERIALS

Corn: The Penford Products corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck and rail delivered corn available throughout the year from a large number of corn dealers and farmers at prices related to the major U.S. grain markets. The cost of the corn to be purchased for fixed price business is generally hedged by entering into futures contracts.

Cellulose Wood Pulp: Penwest's facilities at Nastola, Finland and Cedar Rapids, Iowa use high-grade dissolving wood pulp (cellulose) as their primary raw material to manufacture microcrystalline cellulose (EMCOCEL(R)). Penwest's supplier of cellulose is located in North America.

Xanthan and Locust Bean Gums: Penwest's TIMERx drug delivery system consists primarily of two natural polysaccharides, xanthan and locust bean gums. Penwest purchases these gums from a sole source supplier.

Potato Starch: The Idaho Falls, Idaho facility of Penford Products and the Richland, Washington facility of Penford Food Ingredients use co-products from potato processors that contain the starch used as the primary raw material to manufacture modified potato starches for papermaking and food applications. Suppliers of the raw material are located in North America, primarily in the northwest and midwest.

Chemicals: The principal chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide is a commodity chemical, subject to price fluctuations due to market conditions.

Corn, cellulose, xanthan and locust bean gums, potato starch and ethylene oxide are not generally subject to availability constraints.

Approximately half of total manufacturing costs are the costs of corn, cellulose, xanthan and locust bean gums, potato starch and chemicals. The remaining portion consists primarily of utility and labor costs.

PATENTS, TRADEMARKS AND TRADENAMES

The Company owns several patents, trademarks, and tradenames. Penwest has been issued 17 U.S. patents and 40 foreign patents relating to its controlled release drug delivery technology. These patents expire between 2008 and 2015. There can be no assurance that these patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of these patents. Further, there can be no assurance that the Company's processes or products will not infringe the patents of third parties.

RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs of $8,057,000, $7,297,000 and $6,773,000 in fiscal 1997, 1996 and 1995, respectively, were charged to expense as incurred.

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

WORKING CAPITAL

Working capital requirements of the Company are financed through operating cash flow, unsecured lines of credit, and an unsecured $35 million credit agreement. There was $20.3 million outstanding under the credit agreement at August 31, 1997. The Company also had uncommitted lines of credit totaling $15 million under which $6.0 million was outstanding at fiscal year end.

PRINCIPAL CUSTOMERS

The Company sells to approximately ninety major customers. Two customers, Georgia Pacific and Mead Paper, accounted for approximately 15% and 10%, respectively, of total sales in fiscal 1997.

COMPETITION

The Company competes with approximately five other companies that manufacture corn wet milling products, none of which is dominant in the ethylated starch business. Although Penford Products is one of the smaller corn wet millers, it is one of the major producers of specialty ethylated starches. Quality, service and price are the major competitive factors for Penford Products.

The Company competes with numerous other companies that manufacture or distribute pharmaceutical excipients. Penwest's principal competitor in this market is FMC Corporation. Penwest has the second largest market share in sales of its primary excipient product, EMCOCEL(R), or microcrystalline cellulose. Quality, service and price are the major competitive factors for Mendell.

The Company competes with numerous other companies in developing controlled release drug delivery systems for the pharmaceutical industry. Development expertise and proprietary technology are the major competitive factors for Penwest's controlled release drug delivery business.

The Company competes with approximately four other companies that manufacture specialty food ingredients, all of whom have larger market shares. Application expertise, quality, service and price are the major competitive factors for Penford Food Ingredients.

EMPLOYEES

At October 17, 1997, Penford and its subsidiaries had 533 employees. Penford's specialty chemical and food ingredients operations, pharmaceuticals operations and executive office employed 398, 118 and 17 persons, respectively. Approximately 40% of the employees are represented by unions. Management believes its employee relations are good, with the most recent collective bargaining agreement completed in July, 1997.

METHODS OF DISTRIBUTION

Penford Products, Penford Food Ingredients and Penwest use a direct sales force to market their products in North America.

Penwest uses a combination of direct sales and distributors to market its excipient products outside North America. Pursuant to Penwest's collaborative agreements, Penwest's collaborators have responsibility for the marketing and distribution of controlled release pharmaceuticals using TIMERx technology.

Penford Products' customers may purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to five years or on a spot basis. Sales are approximately equally divided between fixed and formula price business with a remaining 10% consisting of spot sales. Products are shipped in either a bulk or bagged format.

D)   FOREIGN OPERATIONS AND EXPORT SALES:

Penwest has a facility in Nastola, Finland. This operation is not significant to the consolidated Company. Sales from this facility were less than 5% of the Company's total sales in fiscal 1997. Export sales have accounted for less than 10% of the Company's total sales during each of the last three fiscal years.

ITEM 2:  PROPERTIES (MAJOR)

Registrant's executive offices, which are leased, are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004-5193. The Registrant's mailing address is, P.O. Box 1688, Bellevue, Washington 98009-1688. Other facilities are as follows:


                            Bldg. Area           Land Area         Owned/                    Function of
                             (Sq. Ft.)            (Acres)          Leased                      Facility
                             ---------            -------          ------                      --------

SPECIALTY CHEMICALS AND FOOD INGREDIENTS
----------------------------------------
Cedar Rapids, Iowa             707,000                29            Owned                     Manufacture
                                                                                              of corn starch
                                                                                              products



Englewood, Colorado             45,000               3              Leased -- Expires         Offices and
                                                                    April 2000, with          research
                                                                    renewal option            laboratories


Idaho Falls, Idaho              31,000               6              Owned                     Manufacture of
                                                                                              industrial potato
                                                                                              starch products

Richland, Washington            16,000               3              Leased -- Expires         Manufacture of
                                                                    November 2014,            food - grade potato
                                                                    with renewal              optionstarch products


Plover, Wisconsin               54,000               9              Owned                     Warehouse and
                                                                                              collection of raw
                                                                                              material


The corn wet milling operation in Cedar Rapids, Iowa has operating capacity, measured in bushels ground, of 72,000 bushels per day. The grind operates continuously except for periodic maintenance.


PHARMACEUTICAL EXCIPIENTS
-------------------------
Patterson, New York             55,000               15             Owned                     Warehouse, offices
                                                                                              and research laboratories

Nastola, Finland                15,000               2              Leased --                 Manufacture of
                                                                    2 years notice            pharmaceutical
                                                                    required                  excipients


Cedar Rapids, Iowa              35,000               1              Owned                     Manufacture of pharmaceutical
                                                                                              excipients

All major properties are owned. Production facilities are well maintained and in good condition. The capacities of the plants are suitable and generally sufficient to meet current production requirements. Penford is continually undertaking a process of expanding and improving its property, plant and equipment.

ITEM 3:  LEGAL PROCEEDINGS

In May 1997, one of Penwest's collaborators, Mylan, filed an ANDA with the FDA for the 30 mg dosage strength of Nifedipine XL, a generic version of Procardia XL. Bayer AG (Bayer) and ALZA Corporation (ALZA) own patents listed for Procardia XL (the last of which expires in 2010), and Pfizer Inc. (Pfizer) holds the new drug application and markets the product. In connection with the ANDA filing, Mylan certified to the FDA that Nifedipine XL does not infringe these Bayer or ALZA patents and notified Bayer, ALZA and Pfizer of such certification. Bayer and Pfizer sued Mylan in the United States District Court for the Western District of Pennsylvania, alleging that Mylan's product infringes Bayer's patent. Penwest has been informed by Mylan that ALZA does not believe that the notice given to it complied with the requirements of the "Waxman-Hatch Act," which governs the filing of ANDAs. Mylan has advised the Company that it intends to contest vigorously the allegations made in the lawsuit. Delays in the commercialization of Nifedipine XL could occur because the FDA will not grant final marketing approval of Nifedipine XL until a final judgment on the patent suit is rendered in favor of Mylan by the district court, or in the event of an appeal, by the court of appeals, or until 30 months (or such longer or shorter period as the court may determine) have elapsed from the date of Mylan's certification, whichever is sooner.

In 1993, Pfizer filed a "citizen's petition" with the FDA, claiming that its Procardia XL formulation constituted a unique delivery system and that a drug with a different release mechanism such as the TIMERx controlled release system cannot be considered the same dosage form and approved in an ANDA as bioequivalent to Procardia XL. In August 1997, the FDA rejected Pfizer's citizen's petition. In July 1997, Pfizer also sued the FDA in the District Court of the District of Columbia, claiming that the FDA's acceptance of Mylan's ANDA filing for Nifedipine XL was contrary to law, based primarily on the arguments stated in its citizen's petition. Mylan and Penwest have intervened as defendants in this suit. An outcome adverse to Mylan and Penwest would result in Mylan being required to file a suitability petition in order to maintain the ANDA filing or to file an NDA with respect to Nifedipine XL, each of which would be expensive and time consuming. An adverse outcome also would result in Nifedipine XL becoming ineligible for an "AB" rating from the FDA. Failure to obtain an AB rating from the FDA would indicate that for certain purposes Nifedipine XL would not be deemed to be therapeutically equivalent to the referenced branded drug and would not be relied upon by Medicaid and Medicare formularies for reimbursement. If any of such events occur, Mylan may terminate its efforts with respect to Nifedipine XL.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         Name                    Age                     Title
         ----                    ---                     -----
Tod R. Hamachek                   51           President and
                                                 Chief Executive Officer
                                                 of Registrant                                1985 - current
                                               President and Chief Operating
                                                 Officer of Registrant                        1983 - 1985

Jeffrey T. Cook                   41           Vice President-Finance and
                                                 Chief Financial Officer of
                                                 Registrant                                   1991 - current
                                               Treasurer of Registrant                        1988 - 1991

Edmund O. Belsheim, Jr.           45           Vice President-Corporate Development
                                                 and General Counsel and Corporate
                                                 Secretary of Registrant                      1996 - current
                                               Member, Bogle & Gates P.L.L.C.                 1986 - 1996

Robert G. Widmaier, Ph.D.         49           Vice President-Technical
                                                 Director and Chief Innovation
                                                 Officer of Registrant                        1990 - current
                                               Vice President-Technical
                                                 Director of Registrant                       1988 -1990

Francis C. Rydzewski              47           Vice President of Registrant
                                                 and President and General
                                                 Manager, Penford Products Co.,
                                                 a wholly-owned subsidiary of
                                                 Registrant                                   1996 - current
                                               Executive Vice President of
                                                 Operations, Penford Products Co.,
                                                 a wholly-owned subsidiary of
                                                 Registrant                                   1995 - 1996
                                               Global Business Director,
                                                 Air Products                                 1972 - 1995

John V. Talley, Jr.               41           Vice President of Registrant
                                                 and President and General
                                                 Manager, Penwest Pharmaceuticals
                                                 Co., a wholly-owned
                                                 subsidiary of Registrant                     1993 - current
                                               Vice President of Marketing,
                                                 Sterling Drug                                1992 - 1993
                                               Vice President - Marketing,
                                                 Hospital Products Division
                                                 Sterling Drug                                1989 - 1992

Gregory C. Horn                   49           Vice President of Registrant
                                                 and President and General
                                                 Manager, Penford Food Ingredients Co.        1995 - current
                                               Vice President of Marketing,
                                                 Penford Products Co.                         1993 - 1994
                                               Vice President and General
                                                 Manager, Sarah Lee
                                                 Corporation                                  1992 - 1993
                                               Vice President and General
                                                 Manager, Churchill
                                                 Industries                                   1990 - 1993

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

Penford common stock, $1.00 par value, trades on the Nasdaq National Market under the symbol "PENW". On October 17, 1997, there were 1,134 shareholders of record. The high and low closing bid prices of the Company's common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



                                                                          MARKET PRICE
                                                                      HIGH             LOW
                                                                      ----             ---
1996/1997
         Quarter Ended November 30                                   $20.00           $17.50
         Quarter Ended February 28                                   $20.25           $17.00
         Quarter Ended May 31                                        $20.00           $18.25
         Quarter Ended August 31                                     $34.50           $18.75

1995/1996
         Quarter Ended November 30                                   $26.50           $24.00
         Quarter Ended February 29                                   $25.75           $16.00
         Quarter Ended May 31                                        $18.75           $18.00
         Quarter Ended August 31                                     $20.00           $18.00

During each quarter in fiscal years 1997 and 1996, a $0.05 per share cash dividend was declared. The Company anticipates that it will continue to pay such quarterly dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                     Year Ended August 31
                                                ------------------------------------------------------------------------------

(Thousands of dollars except per share data)       1997              1996              1995           1994             1993
-------------------------------------------     ---------         ----------        ----------      ----------      ----------
Operating Data:

  Sales                                         $  196,634        $  194,474        $  174,200      $  158,787      $  135,517
  Gross margin percentage                             25.7%             24.0%             27.5%           25.9%           26.4%
  Income from operations                        $   13,970        $   12,308        $   14,973      $   10,894      $    9,110
  Other income                                  $    1,200(1)     $                 $      899(2)
  Net income                                    $    6,625        $    5,052        $    7,217      $    6,120      $    6,315
  Earnings per share                            $     0.93        $     0.72        $     1.03      $     0.86      $     0.88
  Dividends declared per share                  $     0.20        $     0.20        $     0.20      $     0.20      $     0.20
  Average shares and
    equivalents outstanding                      7,131,725         7,007,340         7,018,970       7,110,953       7,175,855

Balance Sheet Data:

  Net property, plant and equipment             $  130,374        $  121,173        $  111,440      $   99,973      $   96,250
  Long-term debt                                    61,791            62,636            58,628          42,897          46,998
  Shareholders' equity                              89,101            78,138            71,982          67,165          62,490
  Capital expenditures                              21,493            21,472            23,019          13,259          31,266
  Total assets                                     215,929           202,518           186,760         164,357         157,966

(1) Represents a pretax gain of $1.2 million related to the sale of Southern California air emission credits.

(2) Represents a pretax gain of $899,000 related to the sale of assets of Pacific Cogeneration, Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Developments

On October 9, 1997, Penford announced a two stage plan designed to foster the growth potential of its pharmaceuticals business and separately, its paper and food ingredients businesses. Under the first stage of the plan, Penwest Pharmaceuticals Co. would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford would effect a tax-free spin-off to its shareholders of its remaining ownership of Penwest common shares, contingent upon satisfying certain conditions, including receipt of a tax ruling from the Internal Revenue Service or a written opinion from Ernst & Young LLP to the effect that, among other things, the spin-off will qualify as a tax-free distribution. The spin-off is anticipated to occur in the second quarter of calendar 1998. If the spin-off occurs, Penwest will no longer be a subsidiary of Penford.

On October 21, 1997, Penwest filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,500,000 shares of common stock (approximately 15% of its outstanding common stock). The estimated initial public offering price is between $10.00 to $12.00 per share. An option will be granted to the underwriters to purchase up to 375,000 additional shares for the purpose of covering over-allotments, if any. Penford and Penwest have entered into a Separation Agreement setting forth the agreement of the parties with respect to the principal corporate transactions required to effect the separation of Penford's pharmaceutical business from its paper and food ingredients businesses, the initial public offering and the spin-off, and certain other agreements governing the relationship of the parties prior to and after the spin-off. Penford and Penwest will, prior to the completion of the initial public offering, also enter into other agreements that govern various interim and ongoing relationships.

Penwest will retain the proceeds from the planned initial public offering. In addition, Penford will forgive all intercompany advances as of the closing of the offering. As of August 31, 1997, the intercompany balance approximated $35.2 million. Had the proposed plan been effected as of August 31, 1997, it is estimated that consolidated assets and shareholders' equity of Penford would have reflected a reduction of approximately $35.0 to $40.0 million, representing the net effects of the proposed distribution.

Comparison of Fiscal 1997 to 1996 Results of Operations

Sales increased $2.2 million or 1.1% in fiscal 1997. The increase reflects higher volumes in each of the Company's divisions. The sales increase is partially offset by lower corn prices in 1997. Corn is a key component in Penford Products' paper chemical products, and changes in corn costs are generally passed through to customers. During 1997, corn prices generally trended down from the historical highs of late fiscal 1996. During 1997, Penford Products increased shipments of corn-based products by 6.0%, reflecting increased marketing efforts to certain key customers. Penford Food Ingredients volume increased by 31.0% primarily as a result of new customers for its french fry coating products. Penwest excipient sales were up slightly from 1996.

Gross margin was 25.7% in 1997 compared to 24.0% in 1996. The increase reflects higher volumes primarily at Penford Products and Penford Food Ingredients, better corn pricing and the impact of manufacturing efficiencies implemented during the year.

Operating expenses increased $2.1 million or 6.2%. General and administrative costs rose by $1.4 million primarily for company-wide information technology support and to build the infrastructure to support anticipated growth for the pharmaceuticals operations. Research and development expenses increased $700,000 or 10.4% , primarily due to increased spending at Penwest. These costs reflect an increased R&D headcount and greater expenditures for bioequivalence studies in the drug formulation development area at Penwest Pharmaceuticals. Consolidated R&D expenditures will be reduced significantly if the planned spin-off of Penwest is completed.

Other income of $1.2 million represents a gain on the sale of Southern California air emission credits.

Interest expense increased $222,000 or 4.4%, primarily due to higher outstanding debt balances. The effective tax rate was 33.2% in fiscal 1997 compared to 32.5% in the prior year. The effective rate is lower than the statutory rate primarily due to tax credits and the effects of the Company's foreign sales corporation.


Comparison of Fiscal 1996 to 1995 Results of Operations

Sales increased $20.3 million, or 11.7%, during fiscal 1996. The increase in sales reflected higher demand for the Company's core business. The increase was also due to unusually high corn costs, a key component used in pricing Penford Products' paper chemical products. Changes in corn costs are generally passed through to customers. During the year, Penford Products signed several multi-year contracts to sell products to customers representing significant volumes. Penwest increased sales volumes for EMCOCEL(R) during fiscal 1996 by 17%. This increase was primarily attributable to two new large customers. Potato starch volumes at Penford Food Ingredients increased by 75% in 1996 due to rapidly increasing demand for these starches for french fry coatings.

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

Operating expenses increased $1.6 million, or 4.8%. Research and development (R&D) expenses increased $524,000, or 7.7%, as a result of greater development spending at Penwest.

Other income in 1995 reflects a gain on the sale of assets of the Companys subsidiary, Pacific Cogeneration, Inc. of $899,000.

Net interest expense remained consistent with the prior year. The effective tax rate was 32.5% in fiscal 1996, compared with 35.0% in fiscal 1995. The reduction in the tax rate reflects a reduction in state taxes and an increased benefit from the Company's foreign sales corporation.

Liquidity and Capital Resources

The Company had working capital of $30.2 million at August 31, 1997. The Company has an unsecured $35 million credit agreement under which there was $20.3 million outstanding at the end of fiscal 1997. The Company also has $15 million of uncommitted lines with various banks that are used for overnight borrowings. These lines were used throughout the year, and there was $6.0 million outstanding at the end of fiscal 1997.

Operating cash flow was $20.2 million, $12.9 million and $16.3 million in fiscal 1997, 1996 and 1995, respectively.

Subsequent to the proposed spin-off, Penford Corporation will retain all rights and obligations under its various short and long-term borrowing arrangements, including amounts available under the credit agreement and uncommitted lines.

Capital expenditures amounted to $21.5 million in fiscal 1997 compared to $21.5 million in fiscal 1996 and $23.0 million in fiscal 1995. Capital expansion has been funded from operating cash flows and borrowings under uncommitted lines. Significant capital projects during fiscal 1997 included capacity expansion at the Penford Food Ingredients' facility in Richland, Washington and the completion a new corn unloading facility for Penford Products in Cedar Rapids, Iowa. The remainder of the expenditures were for various improvements to manufacturing facilities.

Planned capital expenditures in fiscal 1998 will primarily be directed to upgrades and modernization of certain Penford Products machinery and equipment and the expansion of processing capabilities at Penford Food Ingredients. Assuming completion of the proposed spin-off, capital expenditures in 1998 should be no greater than in fiscal 1997. The Company expects to fund capital expenditures from operating cash flows and from uncommitted lines of credit.

The Company commenced paying a quarterly cash dividend of $0.05 per share with the quarter ended February 28, 1992, and has paid such dividend each quarter thereafter. The Board of Directors reviews the dividend policy on a periodic basis.

In April 1994, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. The Company did not repurchase any of its common stock during fiscal 1997.

Forward-looking Statements

The above discussion contains forward-looking statements concerning the proposed public offering and spin-off of Penwest and the anticipated activities and results of Penford. There are a variety of factors which could cause actual events to differ materially from those projected in the forward-looking statements, including without limitation, the risks that the public offering or the spin-off may not be completed as the result of future developments in Penford's or Penwest's business or conditions in the securities markets, failure to obtain necessary government rulings or approvals or third party consents or agreements or other unforeseen developments; competition; product development risk; patents and intellectual property matters (including patent infringement litigation, including the patent infringement suit brought by Bayer and Pfizer against Mylan (and described herein under Item 3: Legal Proceedings);
dependence on collaborators; regulatory and manufacturing issues including the difficulties of obtaining FDA or other regulatory approvals; changes in raw material prices; or other unforeseen developments in the industries in which Penford operates. Accordingly, there can be no assurance that the public offering or spin-off will be completed, or that future activities or results as described will be as anticipated.

The registration statement filed by Penwest with the Securities and Exchange Commission has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The discussion included herein shall not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of these securities in any state or jurisdiction, in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

ITEM 8:   PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                              August 31
(Thousands of dollars)                                   1997           1996
--------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                             $     176
Trade accounts receivable                                27,181      $  26,766
Inventories                                              21,835         20,531
Prepaid expenses and other                                5,179          5,354
                                                      ---------      ---------
  Total current assets                                   54,371         52,651
Property, plant and equipment:
  Land                                                    4,834          4,014
  Plant and equipment                                   210,037        185,499
  Construction in progress                                8,492         12,791
  Less accumulated depreciation                         (92,989)       (81,131)
                                                      ---------      ---------
    Net property, plant and equipment                   130,374        121,173
Deferred income taxes                                    11,007          9,940
Restricted cash value of life insurance                  12,691         11,432
Other assets                                              7,486          7,322
                                                      ---------      ---------
                                                      $ 215,929      $ 202,518
                                                      =========      =========

Liabilities and shareholders' equity

Current liabilities:
Bank overdraft, net                                                  $     847
Accounts payable                                      $  10,089         10,344
Accrued liabilities                                       8,157          7,943
Current portion of long-term debt                         5,955          4,127
                                                      ---------      ---------
  Total current liabilities                              24,201         23,261
Long-term debt                                           61,791         62,636
Other postretirement benefits                            10,294         10,306
Deferred income taxes                                    22,136         20,980
Other liabilities                                         8,406          7,197

Commitments and Contingencies

Shareholders' equity:
Common stock, par value $1.00 per share,
  authorized 29,000,000 shares, issued 9,093,251
  shares in 1997 and 8,677,165 in 1996, including
  treasury shares                                         9,093          8,677
Additional paid-in capital                               18,466         13,633
Retained earnings                                        93,854         88,640
Treasury stock, at cost, 1,830,735 shares in 1997
  and 1,832,752 in 1996                                 (30,604)       (30,637)
Note receivable from Savings
  and Stock Ownership Plan                                 (639)        (1,742)
Cumulative translation adjustment                        (1,069)          (433)
                                                      ---------      ---------
  Total shareholders' equity                             89,101         78,138
                                                      ---------      ---------
                                                      $ 215,929      $ 202,518
                                                      =========      =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                             Year Ended August 31
(Thousands of dollars except per share data)        1997              1996             1995
----------------------------------------------------------------------------------------------
Sales                                            $   196,634      $   194,474      $   174,200
Cost of sales                                        146,081          147,711          126,341
                                                 -----------      -----------      -----------
Gross margin                                          50,553           46,763           47,859
Operating expenses                                    36,583           34,455           32,886
                                                 -----------      -----------      -----------

Income from operations                                13,970           12,308           14,973
Other income                                           1,200                               899
Investment income                                         72              277              418
Interest expense                                      (5,323)          (5,101)          (5,183)
                                                 -----------      -----------      -----------
Income before income taxes                             9,919            7,484           11,107
Income taxes                                           3,294            2,432            3,890
                                                 -----------      -----------      -----------
Net income                                       $     6,625      $     5,052      $     7,217
                                                 ===========      ===========      ===========

Weighted average common shares and
  equivalents outstanding                          7,131,725        7,007,340        7,018,970
                                                 ===========      ===========      ===========


Earnings per share                               $      0.93      $      0.72      $      1.03
                                                 ===========      ===========      ===========


Dividends declared per share                     $      0.20      $      0.20      $      0.20
                                                 ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended August 31
(Thousands of dollars)                               1997          1996          1995
---------------------------------------------------------------------------------------
Operating activities:
Net income                                         $  6,625      $  5,052      $  7,217
Adjustments to reconcile net income
  to net cash from operating activities
    Depreciation                                     12,436        11,739        10,375
    Deferred income taxes                                89         1,174         1,504
    Gain on sale of assets                                                         (899)
    Stock compensation expense related to non-
    employee director stock options                     246
  Change in operating assets and liabilities
    Receivables                                        (415)       (2,823)       (3,195)
    Inventories                                      (1,304)       (7,902)        2,525
    Accounts payable and other                        2,545         5,670        (1,181)
                                                   --------      --------      --------
Net cash from operating activities                   20,222        12,910        16,346

Investing activities:
Acquisitions of fixed assets, net                   (21,493)      (21,472)      (23,019)
Proceeds from sale of assets                                                      2,500
Other                                                   152         1,158          (530)
                                                   --------      --------      --------
Net cash used by investing activities               (21,341)      (20,314)      (21,049)

Financing activities:
Proceeds from unsecured line of credit               87,875        60,847        41,305
Payments on unsecured line of credit                (87,765)      (54,962)      (41,305)
Proceeds from long-term debt                          5,000        15,250        20,000
Payments on long-term debt                           (4,127)      (17,270)       (4,100)
Issuance (purchase) of treasury stock                    37                      (1,310)
Exercise of stock options                             3,671           876            75
Purchase of life insurance for officers'
  benefit plans                                      (1,158)       (2,501)       (2,501)
Payment of dividends                                 (1,391)       (1,017)       (1,360)
Other                                                                              (132)
                                                   --------      --------      --------
Net cash from financing activities                    2,142         1,223        10,672
                                                   --------      --------      --------
Net increase (decrease) in cash                       1,023        (6,181)        5,969
Cash (bank overdrafts) and cash
  equivalents at beginning of year                     (847)        5,334          (635)
                                                   --------      --------      --------
Cash (bank overdrafts) and cash
  equivalents at end of year                       $    176      $   (847)     $  5,334
                                                   ========      ========      ========

Supplemental disclosure of cash flow
  information
Cash paid during the year for:
  Interest                                         $  5,924      $  5,392      $  4,976
  Income taxes                                     $  1,273      $  1,317      $  2,052

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                   Note Receive-
                                                                                    able from                       Total
                                            Additional                              Savings &       Cumulative     Share-
                                 Common       Paid-In       Retained    Treasury      Stock         Translation    holders'
(Thousands of dollars)           Stock        Capital       Earnings      Stock     Ownership Plan   Adjustment     Equity
                                --------      --------      --------     --------   --------------   --------      --------
Balances, September 1, 1994     $  8,577      $ 12,489      $ 79,128     $(29,327)     $ (3,340)     $   (362)     $ 67,165

Net income                                                     7,217                                                  7,217
Exercise of stock options             14            61                                                                   75
Purchase of treasury stock                                                 (1,310)                                   (1,310)
Savings and Stock Ownership
  Plan activity                                                                             362                         362
Translation loss                                                                                         (131)         (131)
Dividends declared                                            (1,396)                                                (1,396)
                                --------      --------      --------     --------      --------      --------      --------

Balances, August 31, 1995          8,591        12,550        84,949      (30,637)       (2,978)         (493)       71,982

Net income                                                     5,052                                                  5,052
Exercise of stock options             86           790                                                                  876
Tax benefit of stock option
  exercises                                        293                                                                  293
Savings and Stock Ownership
  Plan activity                                                                           1,236                       1,236
Translation gain                                                                                           60            60
Dividends declared                                            (1,361)                                                (1,361)
                                --------      --------      --------     --------      --------      --------      --------

Balances, August 31, 1996          8,677        13,633        88,640      (30,637)       (1,742)         (433)       78,138

Net income                                                     6,625                                                  6,625
Exercise of stock options            416         3,255                                                                3,671
Tax benefit of stock option
  exercises                                      1,328                                                                1,328
Stock compensation expense
  related to non-employee
  director stock options                           246                                                                  246
Savings and Stock Ownership
  Plan activity                                      4                         33         1,103                       1,140
Translation loss                                                                                         (636)         (636)
Dividends declared                                            (1,411)                                                (1,411)
                                --------      --------      --------     --------      --------      --------      --------

Balances, August 31, 1997       $  9,093      $ 18,466      $ 93,854     $(30,604)     $   (639)       (1,069)     $ 89,101
                                ========      ========      ========     ========      ========      ========      ========



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

On October 9, 1997, Penford Corporation (formerly PENWEST, LTD.) announced a plan to establish its pharmaceutical operations as a separate, publicly owned company. In connection with the plan, PENWEST, LTD. changed its name to Penford Corporation (See Note L).

Penford Corporation (Penford or the Company) is in the business of developing, manufacturing and marketing chemically modified carbohydrate-based specialty chemicals. The Company operates in three market lines: carbohydrate-based specialty chemicals used in paper manufacturing, pharmaceutical excipients and controlled release technology, and food ingredient products. Customers are primarily manufacturers in the paper industry, makers of prescription pharmaceuticals, over-the-counter drugs and vitamins, and processors in the food industry. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

Basis of Presentation

The consolidated financial statements include Penford and its wholly-owned subsidiaries. Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Cash equivalents consist of money market funds, short-term deposits, and commercial paper. Amounts reported in the balance sheets represent cost which approximates market value.

Penford's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks of $1,446,000 and $2,177,000 are netted against cash at August 31, 1997 and 1996, respectively.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. The carrying value of financial instruments including cash, receivables, and payables approximates market value at August 31, 1997. The fair market value of long-term debt is approximately $69.9 million at August 31, 1997 with a carrying value of $67.7 million. The carrying value of long-term debt approximated market value at August 31, 1996. The fair value of fixed rate, long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowings.

Penford Products' two largest customers individually accounted for approximately 15% and 10% of sales in fiscal 1997 and one customer represented approximately 14% of sales in fiscal 1996. No customers accounted for greater than 10% of total sales in years prior to 1996.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation assuming average useful lives of three to forty years for financial reporting purposes. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. Interest of $724,000, $300,000 and $209,000 was capitalized in 1997,1996 and
1995, respectively.

Foreign Currencies

Monetary assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates and revenue and expenses are translated at average exchange rates. Non-monetary assets and liabilities are converted at historical rates. In each instance, the functional currency is the local currency. Realized gains and losses from foreign currency transactions are included in the statements of income.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes have been recorded using the liability method in recognition of these temporary differences.

Revenue Recognition

Sales revenue is recorded upon shipment of product.

Research and Development

Research and development costs of $8,057,000, $7,297,000 and $6,773,000 in 1997, 1996 and 1995, respectively, were charged to expense as incurred.

Earnings Per Common Share

Earnings per common share were computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the fiscal year. Outstanding stock options and stock appreciation rights are considered to be common share equivalents.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted in the second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in increases of $0.02 , $0.02 and $0.04 to primary earnings per share for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

Stock Compensation

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement is effective for fiscal years beginning after December 15, 1995 and requires stock-based compensation expense to be measured using either the intrinsic-value method as prescribed by Accounting Principles Board ("APB") No. 25 or the fair-value method described in Statement No. 123. The Company has adopted Statement No. 123 in fiscal 1997 using the intrinsic-value method, which has no effect on the Company's financial position or results of operations (see Note E).

Recent Accounting Standards

The FASB has recently issued Statement No. 130 on Comprehensive Income and Statement No. 131 regarding disclosures of Business Segment Information. The aforementioned standards will require additional financial statement disclosure for all periods presented, but will not impact the Company's reported financial position or results of operations. The new standards will be adopted in fiscal 1999.

NOTE B
INVENTORIES

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out (FIFO) method.

The Company generally follows a policy of hedging corn purchases related to fixed price sales contracts and certain anticipated corn purchases to minimize price risk due to market fluctuations and risk of crop failure. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. Gains or losses arising from open and closed hedging transactions are included in inventory as a cost of raw materials and reflected in the statements of income when the product is sold.

Components of inventory are as follows:

August 31 (Thousands of dollars)                          1997            1996
--------------------------------------------------------------------------------
Raw materials, supplies and other                       $ 6,624          $ 6,170
Work in progress                                            886              685
Finished goods                                           14,325           13,676
                                                        -------          -------
  Total inventories                                     $21,835          $20,531
                                                        =======          =======

NOTE C
DEBT

August 31 (Thousands of dollars)                                          1997        1996
--------------------------------------------------------------------------------------------
Unsecured credit agreement, maturity in fiscal 2000, 6.44%
  interest rate at August 31, 1997                                      $20,250      $15,250
Private placement, 7.93% interest rate, semiannual interest-only payments with principal payments beginning in fiscal 1997, final
  maturity in fiscal 2003                                                17,143       20,000
Private placement, 7.59% interest rate, semiannual interest-only payments on $10 million principal with payment in fiscal 1999, and 8.35% interest rate, semi-annual interest-only payments on
  $10 million principal with payment in fiscal 2007                      20,000       20,000
Unsecured note, 9.4% interest rate, due in quarterly installments
  through December 1999                                                   2,100        2,940
Note payable, 7.01% interest rate, quarterly
  principal and interest payments through October 1997                    2,258        2,688
Lines of credit, average interest rate of 6.2% at August 31, 1997         5,995        5,885
                                                                        -------      -------
                                                                         67,746       66,763
Less current portion                                                      5,955        4,127
                                                                        -------      -------
Net long-term debt                                                      $61,791      $62,636
                                                                        =======      =======

Maturities of long-term debt for the fiscal years ending August 31, 1998 through 2002, and thereafter, are as follows (thousands of dollars):

                                  1998                            $5,955
                                  1999                            19,693
                                  2000                            23,527
                                  2001                             2,857
                                  2002                             2,857
                               Thereafter                         12,857
                                                               ---------
                                                               $  67,746
                                                               =========

The unsecured credit agreement is a $35 million facility involving four banks. There was $20.3 million outstanding at fiscal year end, and borrowings mature on December 30, 1999. Borrowing rates available to the Company under the agreement are based on prime rate or the interbank offered rate depending on the selection of borrowing options.

The unsecured credit agreement, the private placements, and other notes include, among other terms, various limitations on long-term indebtedness, minimum net worth and working capital ratios, and restrictions on Penford's ability to purchase or redeem its own stock. The unsecured credit agreement also requires the Company to maintain a minimum fixed charge coverage ratio.

The Company has uncommitted lines of credit aggregating $15 million, which provide for financing at various floating rates of which $6.0 million was outstanding at August 31, 1997.

The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of interest payment streams without an exchange of the underlying principal amount. Net amounts paid or received are reflected as adjustments to interest expense. The fair values of the swap agreements are not recognized in the financial statements. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates. Management continually monitors the credit ratings of its counterparties, and believes the risk of incurring such losses is remote, and that if incurred, such losses would be immaterial. At August 31, 1997, approximately $25 million of the Company's outstanding debt was subject to interest rate swap agreements. Of this amount, $15 million involves floating rate to fixed rate swaps which effectively fix rates at approximately 9.0% and $10 million involves fixed rate to floating rate swaps, with the floating rate approximating 6.3% at August 31, 1997.

The Company has hedged the interest rate risk on $8.9 million of its long-term debt using Treasury note futures. The cost of the hedge has been deferred and will be recognized as a component of interest expense over the life of the debt. The hedge results in an effective interest rate on the related long-term debt of approximately 9.5%.

NOTE D
LEASES

Certain of the Company's property, plant, and equipment is leased under operating leases ranging from one to fifteen years with renewal options.
Rental expense under operating leases was $4,418,000, $4,482,000 and $3,202,000 for fiscal years ended August 31, 1997, 1996 and 1995, respectively. Future minimum lease payments as of August 31, 1997 for noncancellable operating leases having initial lease terms of more than one year are as follows (thousands of dollars):

Years ending August 31                                       Operating Leases
----------------------                                       ----------------
         1998                                                  $   4,043
         1999                                                      3,668
         2000                                                      2,423
         2001                                                      1,597
         2002                                                      1,365
      Thereafter                                                   8,109
                                                               ---------
Total minimum lease payments                                   $  21,205
                                                               =========

NOTE E:
STOCK OPTIONS


The Company has two stock option plans for which 1,500,000 shares of Common Stock have been authorized for grants of options: the 1994 Stock Option Plan (the "1994 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The 1994 Plan replaced the 1984 Stock Option Plan (143,000 shares outstanding at August 31, 1997) which expired in February 1994, and provides for the granting of stock options at the fair market value of the Company's Common Stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% of each year and expire 10 years and 10 days from the date of grant.

The Directors' Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company's Common Stock on the date of grant for annual retainers and meeting fees in lieu of cash compensation at each Director's annual election. Options granted under the Directors' Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year.

Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by APB Opinion No. 25, as allowed for in the Statement. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards. Had compensation cost been recognized based on the fair value at the date of grant for options awarded in 1997 and 1996 under the Plans, pro forma amounts of the Company's net income and net income per share would have been as follows:

            In Thousands, except per share data              Fiscal 1997     Fiscal 1996
                                                             -----------     -----------
            Net income - as reported                         $    6,625      $   5,052
            Net income - pro forma                           $    5,689      $   4,696

            Net income per share, primary - as reported      $     0.93      $    0.72

            Net income per share, primary - pro forma        $     0.80      $    0.67


The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 5.6% to 6.1%; expected option life of each vesting increment of 2.8 years for employees and 3.0 years for non- employee directors; expected volatility of 49%; and expected dividends of $0.20 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 1997 and 1996 was $9.46 and $10.57, respectively. The weighted average fair value of options granted under the Directors' Plan during fiscal years 1997 and 1996 was $9.29 and $11.66, respectively. The effect of applying Statement No. 123 for providing pro forma disclosures for fiscal years 1997 and 1996 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 1997 and 1996 that vest over four to five years, and additional grants are made annually.

Changes in stock options for the three years ended August 31 follow:

                                                                                                       Wtd. Average
                                                        Shares             Option Price Range         Exercise Price
                                                        ------              ------------------         --------------
            Fiscal 1995
            Balance, September 1, 1994                 615,859              $   3.31 - 27.50              $ 11.22
            Granted                                    271,000                 20.75 - 22.75                21.02
            Exercised                                  (13,600)                 3.31 - 22.60                 5.43
            Cancelled                                  (25,800)                        19.13                19.13
                                                      --------
            Balance, August 31, 1995                   847,459                  3 31 - 27.50                14.66
                                                      --------
            Options Exercisable                        401,159                  3.31 - 27.50                 9.72

            Fiscal 1996
            Granted                                    117,944               $ 18.25 - 24.75              $ 19.30
            Exercised                                  (77,917)                 5.59 - 22.63                 9.17
            Cancelled                                  (38,300)                22.50 - 27.50                23.90
                                                      --------
            Balance, August 31, 1996                   849,186                  5.83 - 24.75                15.08
                                                      --------
            Options Exercisable                        454,692                  5.83 - 24.75                10.86

            Fiscal 1997
            Granted                                    332,848               $ 13.13 - 18.75              $ 17.44
            Exercised                                 (409,242)                 5.83 - 22.75                 8.66
            Cancelled                                  (22,800)                18.25 - 21.00                20.29
                                                      --------
            Balance, August 31, 1997                   749,992                 13.13 - 24.75                19.47
                                                      --------
            Options Exercisable                        199,625                 13.13 - 24.75                19.00

            Shares available for future grant          890,808

The following table summarizes information concerning outstanding and exercisable options as of August 31, 1997:

                                                   Options Outstanding                          Options Exercisable
                                        ------------------------------------------            ---------------------------
                                                         Wtd. Avg.
                                                         Remaining        Wtd. Avg                               Wtd.Avg.
                  Range of               Number of     Contractual        Exercise            Number of          Exercise
               Exercise Prices             Options            Life           Price              Options             Price
               ---------------             -------            ----           -----              -------             -----
               $ 13.13 - 17.00             100,339            8.89         $ 14.95               53,455           $ 13.79
                 17.01 - 21.00             514,253            8.38           19.28               84,020             18.99
                 21.01 - 24.75             135,400            4.90           23.53               62,150             23.50
                                           -------                                              -------
                                           749,992                                              199,625
                                           =======                                              =======

Stock appreciation rights (SARs) to certain officers of the Company that were granted in December 1986 and fully vested as of August 31, 1996 were fully exercised during the first half of fiscal 1997. As a result of appreciation (depreciation) of Penford stock, compensation expense was charged (credited) for $(28,000), $(451,000) and $78,000 in 1997, 1996 and 1995, respectively.

NOTE F
INCOME TAXES

Income tax expense consists of the following:

                                                   Year Ended August 31
(Thousands of dollars)                   1997             1996             1995
--------------------------------------------------------------------------------
Current
  Federal                               $2,487           $1,091           $2,102
  Foreign                                  409               80                4
  State                                    309               87              232
                                        ------           ------           ------
                                         3,205            1,258            2,338

Deferred
  Federal                                   85            1,108            1,459
  State                                      4               66               93
                                        ------           ------           ------
                                            89            1,174            1,552
                                        ------           ------           ------
Total provision                         $3,294           $2,432           $3,890
                                        ======           ======           ======

A reconciliation of the statutory federal tax to the actual provision is as follows:

                                                  Year Ended August 31
(Thousands of dollars)                     1997           1996            1995
-------------------------------------------------------------------------------
Statutory tax rate                            34%            34%            34%
Statutory tax                            $ 3,372        $ 2,545        $ 3,776
State taxes, net of federal benefit          238            101            215
Tax credits, including research and
  development credits                       (322)                         (313)
Tax advantaged investment income                            (36)           (47)
Foreign sales corporation                   (244)          (238)          (232)
Other                                        250             60            491
                                         -------        -------        -------
Total provision                          $ 3,294        $ 2,432        $ 3,890
                                         =======        =======        =======


The significant components of deferred tax assets and liabilities are as follows:

                                                                         August 31
(Thousands of dollars)                                            1997               1996
--------------------------------------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit                                $ 3,506              $ 3,257
  Research and development credit                                   947                  592
  Postretirement benefits                                         3,706                3,660
  Provisions for accrued expenses                                 1,780                2,431
  Other                                                           1,068
                                                                -------               ------
Total deferred tax assets                                        11,007                9,940

Deferred tax liabilities:
  Depreciation                                                   19,830               19,453
  Other                                                           2,306                1,527
                                                                 ------               ------
Total deferred tax liabilities                                   22,136               20,980
                                                                -------               ------
  Net deferred tax liabilities                                  $11,129              $11,040
                                                                =======              =======

NOTE G
PENSION AND OTHER EMPLOYEE BENEFITS

Penford maintains two noncontributory defined benefit pension plans that cover substantially all employees.

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

Assumptions used in the measurement of the projected benefit obligation included a discount rate of 7.5% in 1997 and 8.0% in 1996, and a rate of increase in compensation levels of 4.0% in 1997 and 5.0% in 1996 for the salaried employees. The expected long-term rate of return on plan assets is assumed to be 10.0% for 1997 and 9.0% for 1996 and 1995. Changes in the assumptions used in the measurement of the projected benefit obligation had the effect of reducing pension expense by $268,000 in 1997.

Net periodic pension expense consisted of the following (in thousands):

                                                             Year Ended August 31
                                                       1997          1996          1995
----------------------------------------------------------------------------------------
Service cost of benefits earned during the year      $   632       $   709       $   603
Interest cost on projected benefit obligation          1,466         1,426         1,363
Actual return on plan assets                          (6,036)       (2,278)       (2,599)
Net amortization and deferral                          4,246           892         1,480
                                                     -------       -------       -------
Net pension expense                                  $   308       $   749       $   847
                                                     =======       =======       =======

The following table sets forth the funded status of both pension plans (in thousands):

                                                                   August 31
                                                             1997            1996
----------------------------------------------------------------------------------
Actuarial present value of projected obligation,
  based on service to date and current salary levels:
     Vested                                                $ 19,059       $ 17,089
     Nonvested                                                  963            529
                                                           --------       --------
Accumulated benefit obligation                               20,022         17,618
Effect of projected salary increases                          1,186          1,676
                                                           --------       --------
Projected benefit obligation                                 21,208         19,294
Plan assets at fair market value                             24,639         19,931
                                                           --------       --------
Plan assets in excess of projected benefit obligation         3,431            637
Unrecognized actuarial net gain                              (5,216)        (1,634)
Balance of unrecognized net obligation at
  transition being amortized over 15 years                      882          1,010
Unrecognized prior service cost                               1,118            510
                                                           --------       --------
Net pension asset                                          $    215       $    523
                                                           ========       ========

Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds and real estate.

Savings And Stock Ownership Plan

The Company has a savings investment plan. The savings component, available to all employees, matches 75% of the employee's contribution up to 6% of the employee's pay, in the form of Penford common stock. During 1997, approximately 54,435 shares of stock were earned by plan participants. The savings component expense of the plan was $877,000, $722,000 and $520,000 for fiscal years 1997, 1996 and 1995, respectively. Compensation expense is recorded by the Company at the market value of shares contributed to the Plan.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. The profit-sharing expense, which reflects the market value of shares released by the plan to participants was $212,000, $514,000 and $402,000 for the fiscal years 1997, 1996 and 1995, respectively.

The plan initially acquired the Penford common stock by issuing a note to the Company. The note is reflected as a reduction of shareholders' equity and is amortized ratably over the note term which expires in December 1999. The shares held by the plan are considered outstanding for purposes of calculating earnings per share. Dividends on shares held by the plan are allocated to participant accounts.

Supplemental Executive Retirement Plan

The Company sponsors a Supplemental Executive Retirement Plan (SERP), a non-qualified plan, which covers certain employees. For 1997, 1996 and 1995, the net pension expense accrued for the SERP was $622,000, $950,000 and $856,000 respectively.

Health Care And Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense when paid. Health care and life insurance expense was $2,778,000, $2,632,000 and $2,501,000 in 1997, 1996 and 1995, respectively.

NOTE H
OTHER POSTRETIREMENT BENEFITS

Penford maintains two postretirement benefit plans that cover substantially all salaried and hourly retirees.

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

The following table sets forth the plan's status (in thousands of dollars):

     Accumulated postretirement benefit obligation:

                                                                 August 31, 1997        August 31, 1996
                                                                 ---------------        ---------------
         Retirees                                                     $ 3,752               $ 3,838
         Fully eligible active plan participants                          621                   589
         Other active plan participants                                 2,415                 2,093
                                                                      -------               -------
         Accumulated post retirement benefit obligation                 6,788                 6,520
         Unrecognized actuarial net gain                                3,506                 3,786
                                                                      -------               -------

         Accrued postretirement benefit obligation                    $10,294               $10,306
                                                                      =======               =======


Net periodic postretirement benefit costs include the following components:

                                                            Year Ended August 31
                                                         1997       1996        1995
                                                         -----      -----      -----
         Service cost -- benefits earned during the
             period                                      $ 210      $ 238      $ 186
         Interest cost on accumulated postretirement
             benefit obligations                           470        475        402
         Net amortization and deferral                    (364)      (298)      (229)
                                                         -----      -----      -----

             Postretirement benefit expense              $ 316      $ 415      $ 359
                                                         =====      =====      =====

Future benefit costs were estimated assuming medical costs would increase at a 9.5% annual rate for fiscal 1997, decreasing by one half of a percent ratably over the next eight years to a rate of 5.5%. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at August 31, 1997 by $1.1 million, with an increase of $128,000 in the annual 1997 postretirement benefit expense. The weighted average discount rate used to estimate the accumulated postretirement obligation was 7.5% and 8.0% in 1997 and 1996, respectively. The change in discount rate had the impact of decreasing the accumulated postretirement benefit obligation by $343,000.

NOTE I
SHAREHOLDERS' EQUITY

Unissued Preferred Stock

There are 1,000,000 shares of $1.00 par value preferred stock authorized for issue; however, none are outstanding.

Common Stock Purchase Rights

On June 16, 1988, Penford distributed a dividend of one right (Right) for each outstanding share of Penford common stock. In May 1997 the Company amended its Shareholder Rights Plan. When exercisable, each Right will entitle its holder to buy one share of Penford's common stock at $100 per share. The Rights will become exercisable if a purchaser acquires 15% of Penford's common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 15% of the common stock of Penford, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of Penford for one half of the market price of the common stock. In the event that Penford is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by Penford at a price of $0.01 per Right, and expire in June 2008.

NOTE J
OTHER EVENTS

Sale of Air Credits
In November 1996 the Company sold certain Southern California air emission credits and recognized a gain on the sale of $1.2 million, which is reflected as other income.

Pacific Cogeneration, Inc.
In fiscal 1995 the Company sold the assets of its subsidiary, Pacific Cogeneration, Inc. and recognized a gain on the sale of $899,000 which is reflected as other income.

NOTE K
QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 1997                                     First          Second        Third          Fourth
(Thousands of dollars except per share data)    Quarter*       Quarter       Quarter        Quarter         Total
-------------------------------------------------------------------------------------------------------------------
Sales                                           $49,310        $48,327        $49,993        $49,004       $196,634
Gross margin                                     10,810         12,198         13,994         13,551         50,553
Income from operations                            2,220          3,073          4,176          4,501         13,970
Net income                                        1,407          1,256          1,812          2,150          6,625

Earnings per common share                       $  0.20        $  0.18        $  0.26        $  0.29        $  0.93

Dividends declared                              $  0.05        $  0.05        $  0.05        $  0.05        $  0.20

* First quarter results include a gain of $800,000 after-tax, or $0.11 per share, from the sale of Southern California air emission credits.

Fiscal 1996                                      First          Second           Third          Fourth
(Thousands of dollars except per share data)    Quarter         Quarter         Quarter         Quarter           Total
------------------------------------------------------------------------------------------------------------------------
Sales                                           $ 45,624        $ 46,313        $ 49,106        $ 53,431        $194,474
Gross margin                                      12,168          11,129          11,541          11,925          46,763
Income from operations                             3,601           2,571           2,748           3,388          12,308
Net income                                         1,748             908           1,030           1,366           5,052

Earnings per common share                       $   0.25        $   0.13        $   0.15        $   0.20        $   0.72

Dividends declared                              $   0.05        $   0.05        $   0.05        $   0.05        $   0.20



NOTE L
SUBSEQUENT EVENT

On October 9, 1997, Penford announced a two stage plan designed to foster the growth potential of its pharmaceuticals business and separately, its paper and food ingredients businesses. Under the first stage of the plan, Penwest Pharmaceuticals Co. (Penwest) would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford would effect a tax-free spin-off to its shareholders of its remaining ownership of Penwest common shares, contingent upon satisfying certain conditions, including receipt of a tax ruling from the Internal Revenue Service or a written opinion from Ernst & Young LLP to the effect that, among other things, the spin-off will qualify as a tax-free distribution. The spin-off is anticipated to occur in the second quarter of calendar 1998. If the spin-off occurs, Penwest will no longer be a subsidiary of Penford.

On October 21, 1997, Penwest filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,500,000 shares of common stock (approximately 15% of its outstanding common stock). The estimated initial public offering price is between $10.00 to $12.00 per share. An option will be granted to the underwriters to purchase up to 375,000 additional shares for the purpose of covering over-allotments, if any. Penford and Penwest have entered into a Separation Agreement setting forth the agreement of the parties with respect to the principal corporate transactions required to effect the separation of Penford's pharmaceutical business from its paper and food ingredients businesses, the initial public offering and the spin-off, and certain other agreements governing the relationship of the parties prior to and after the spin-off. Penford and Penwest will, prior to the completion of the initial public offering, also enter into other agreements that govern various interim and ongoing relationships.

Penwest will retain the proceeds from the planned initial public offering. In addition, Penford will forgive all intercompany advances as of the closing of the offering. As of August 31, 1997, the intercompany balance approximated $35.2 million. Had the proposed plan been effected as of August 31, 1997, it is estimated that consolidated assets and shareholders' equity of Penford would have reflected a reduction of approximately $35.0 to $40.0 million, representing the net effects of the proposed distribution.

Summarized financial data of Penwest is as follows:

                                          1997             1996             1995
                                        --------         --------         --------
            Sales                       $ 26,530         $ 26,456         $ 24,537
            Loss from operations          (2,970)          (2,562)          (1,233)
            Identifiable assets           38,583           35,316           33,580

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Penford Corporation.


We have audited the accompanying consolidated balance sheets of Penford Corporation (formerly PENWEST, LTD.) as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation (formerly PENWEST, LTD.) at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.



Seattle, Washington
October 17, 1997                                     ERNST & YOUNG LLP

REPORT OF MANAGEMENT

The management of Penford Corporation has prepared and is responsible for the integrity and fairness of the financial statements and other financial information presented in this annual report. The statements have been prepared in accordance with generally accepted accounting principles and, to the extent appropriate, include amounts based on management's judgment and/or estimates. In order to fulfill its responsibilities for these financial statements and information, management maintains accounting systems and related internal controls. These controls are designed to provide reasonable assurance that transactions are properly authorized and recorded, that assets are safeguarded, and that financial records are reliably maintained.

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

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.


PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)     Financial Statements

                 The consolidated balance sheets as of August 31, 1997 and 1996 and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1997 and the report of independent auditors are included in Part II, Item 8.

(a)      (2)     Financial Statement Schedules

                 All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(a)      (3)     Exhibits

                 See list of Exhibits on page 42. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Penford Corporation

Date: November 25, 1997                /s/ TOD R. HAMACHEK
     ------------------               ----------------------------------------
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



Date: November 25, 1997                 /s/ TOD R. HAMACHEK
     ------------------                ---------------------------------------
                                       Tod R. Hamachek, President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)


Date: November 25, 1997                 /s/ JEFFREY T. COOK
     ------------------                ---------------------------------------
                                       Jeffrey T. Cook, Chief Financial Office
                                       (Principal Financial Officer)





Directors

Richard E. Engebrecht*
Paul E. Freiman*
Tod R. Hamachek*
Paul H. Hatfield                      By  /s/ JEFFREY T. COOK
Harry Mullikin*                            ----------------------------------
Sally G. Narodick*                     Attorney-in-Fact*
William G. Parzybok, Jr.*              Power of Attorney Dated
N. Stewart Rogers*
William K. Street*                     Date October 28, 1997
                                            ---------------------------------

                               INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.      Item

   (3.1) Restated Articles of Incorporation of Registrant (filed as an Exhibit to Registrant's Form 10-K for fiscal year ended August 31, 1995)

    3.2         Articles of Amendment to Restated Articles of Incorporation of
                Registrant

    3.3         Bylaws of Registrant as amended and restated as of October 20,
                1997

   (4.1) Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an Exhibit to Registrant's Amendment to Registration Statement on Form 8-A/A dated May 5, 1997)

   (10.1) Senior Note Agreement among Penford Corporation as Borrower and Mutual of Omaha and Affiliates as lenders, dated
                November 1, 1992 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1993)

   (10.2) Term Loan Agreement among Penford Products Co., and Penford Corporation as Borrowers, and Wells Fargo Bank (formerly First Interstate Bank of Washington, N.A.) as Lender, dated September 27, 1990 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

   (10.3) Loan Agreement among Penford Corporation as Borrower and Seattle-First National Bank as Lender, dated December 1, 1989 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

   (10.4) Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.5) Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.6) Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.7) Change of Control Agreements with Messrs. Hamachek, Cook, Widmaier, Talley, Horn, Rydzewski and Belsheim (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

   (10.8) Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

   (10.9) Note Agreement dated as of October 1, 1994 among Penford Corporation, Principal Mutual Life Insurance Company and TMG Life Insurance Company (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1995)

   (10.10) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)

   (10.11) Credit Agreement dated as of December 22, 1995 among Penford Corporation, and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 29, 1996)

   (10.12) Amendment to Credit Agreement dated as of May 7, 1997 among Penford Corporation, and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1997)

   (10.13) Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

    10.14 Separation Agreement dated as of November 10, 1997 between Registrant and Penwest Pharmaceuticals Co.

    11          Statement Regarding Computation of Per-Share Earnings

    21          Subsidiaries of the Registrant

    23          Consent of Ernst & Young LLP, Independent Auditors

    24          Power of Attorney

    27          Financial Data Schedule

                        SUBSET OF THE INDEX TO EXHIBITS

Executive Compensation Plans and Arrangements.

This subset of the index to exhibits includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Report.

Exhibit No.        Item

   (10.4) Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

   (10.5) Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

   (10.6) Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

   (10.7) Agreements relating to compensation in the event of a change in control of the corporation between the Corporation and Messrs. Hamachek, Cook, Widmaier, Talley, Horn, and Rydzewski (a representative copy of these agreements filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, Commission File No. 0-11488)

   (10.8) Penford Corporation 1993 Non-Employee Director Restricted Stock Plan. (Filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993, Commission File Number 0-11488)

   (10.10) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8, No. 33-58799, dated March 17, 1997)

   (10.13) Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996, Commission File Number 0-11488)