Form 10-Q
period 1997-11-30
PENFORD CORP
filed 1998-01-14
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ___________________ to _______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION
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

                         Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 8, 1998:

                Class                                 Outstanding
                -----                                 -----------
  Common stock, par value $1.00                        7,299,261

                      PENFORD CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                     Page No.
                                                                     --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements

Condensed Consolidated Balance Sheets                                    3
           November 30, 1997 and August 31, 1997

Condensed Consolidated Statements of Income                              4
           Three Months Ended November 30, 1997
           and November 30, 1996

Condensed Consolidated Statements of Cash Flow                           5
           Three Months Ended November 30, 1997 and
           November 30, 1996

Notes to Condensed Consolidated Financial Statements                    6-8


Item 2 -   Management's Discussion and Analysis of                     9-12
           Financial Condition and Results of Operations

Item 3 -   Quantitative and Qualitative Disclosures About
           Market Risk

PART II - OTHER INFORMATION                                              13

Item 1 -   Legal Proceedings

Item 2 -   Changes in Securities

Item 3 -   Defaults Upon Senior Securities

Item 4 -   Submission of Matters to a Vote of Security Holders

Item 5 -   Other Information

Item 6 -   Exhibits and Reports on Form 8-K


SIGNATURES                                                               14


INDEX TO EXHIBITS                                                      15-16

                         PART I - FINANCIAL INFORMATION
Item 1            Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          November 30,  August 31,
                                                                             1997         1997
                                                                           ---------    ---------
                                     ASSETS
       Current assets:
                       Cash and cash equivalents                           $     724    $     176
                       Trade accounts receivable                              25,777       27,181
                       Inventories:
                            Raw materials, supplies and other                  6,819        6,624
                            Work in progress                                     807          886
                            Finished goods                                    14,520       14,325
                                                                           ---------    ---------
                                                                              22,146       21,835
                       Prepaid expenses and other                              6,303        5,179
                                                                           ---------    ---------
                            Total current assets                              54,950       54,371

       Net property, plant and equipment                                     131,076      130,374
       Deferred income taxes                                                  11,001       11,007
       Restricted cash value of life insurance                                12,586       12,691
       Other assets                                                            7,374        7,486
                                                                           ---------    ---------
                            Total assets                                   $ 216,987    $ 215,929
                                                                           =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
                       Accounts payable                                    $   8,468    $  10,089
                       Accrued liabilities                                     8,827        8,157
                       Current portion of long-term debt                       3,697        5,955
                                                                           ---------    ---------
                            Total current liabilities                         20,992       24,201

       Long-term debt                                                         64,589       61,791
       Other postretirement benefits                                          10,569       10,294
       Deferred income taxes                                                  22,040       22,136
       Other liabilities                                                       8,660        8,406

       Shareholders' equity:
                       Common stock                                            9,096        9,093
                       Additional paid-in capital                             18,654       18,466
                       Retained earnings                                      93,987       93,854
                       Treasury stock                                        (30,496)     (30,604)
                       Note receivable from Savings and
                            Stock Ownership Plan                                (568)        (639)
                       Cumulative translation adjustment                        (536)      (1,069)
                                                                           ---------    ---------

                            Total shareholders' equity                        90,137       89,101
                                                                           ---------    ---------

                            Total liabilities and shareholders' equity     $ 216,987    $ 215,929
                                                                           =========    =========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)


                                            Three Months
                                         Ended November 30
                                      --------------------------
                                         1997           1996
                                      -----------    -----------
Sales                                 $    48,523    $    49,310
Cost of sales                              35,634         38,500
                                      -----------    -----------
     Gross margin                          12,889         10,810
Operating expenses                         10,715          8,590
                                      -----------    -----------
     Income from operations                 2,174          2,220
Other income                                               1,200
Interest expense, net                      (1,409)        (1,298)
                                      -----------    -----------
     Income before income taxes               765          2,122
Income taxes                                  268            715
                                      -----------    -----------

     Net income                       $       497    $     1,407
                                      ===========    ===========

Weighted average common shares and
     equivalents outstanding            7,530,490      6,993,058

Earnings per common share             $      0.07    $      0.20
                                      ===========    ===========

Dividends declared per common share   $      0.05    $      0.05
                                      ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)

                                                                    Three Months
                                                                 Ended November 30
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
Operating Activities:
         Net income                                             $    497    $  1,407
         Adjustments to reconcile net income to net cash
              from operating activities:
                  Depreciation and amortization                    3,241       2,926
                  Deferred income taxes                              (90)
                  Other                                               36
                  Change in operating assets and liabilities:
                      Trade receivables                            1,404       3,260
                      Inventories                                   (311)      1,275
                      Accounts payable and other                  (1,796)      1,181
                                                                --------    --------
         Net cash from operating activities                        2,981      10,049

Investing Activities:
         Additions to property, plant and equipment               (3,884)     (8,540)
         Other                                                     1,220        (360)
                                                                --------    --------
         Net cash used by investing activities                    (2,664)     (8,900)

Financing Activities:
         Proceeds from unsecured line of credit                   22,573      19,035
         Payments on unsecured line of credit                    (24,565)    (22,094)
         Proceeds from long-term debt                              5,000       5,000
         Payments on long-term debt                               (2,468)       (318)
         Exercise of stock options                                    55         125
         Payment of dividends                                       (364)       (342)
                                                                --------    --------
         Net cash from financing activities                          231       1,406
                                                                --------    --------

         Net increase in cash and cash equivalents                   548       2,555
         Cash (bank overdrafts) and cash equivalents at
              beginning of period                                    176        (847)
                                                                --------    --------

         Cash and cash equivalents at end of period             $    724    $  1,708
                                                                ========    ========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim period presented have been included. Operating results for the three month period ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company," formerly PENWEST, LTD.) annual report on Form 10-K for the fiscal year ended August 31, 1997.

         Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported results of operations.

2.       INCOME TAXES

         The effective tax rate for the quarter ended November 30, 1997 is 35%. The effective rate is higher than the federal statutory rate of 34% due to the effects of state income taxes.

3.       EARNINGS PER COMMON SHARE

         Earnings per common share were computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the fiscal quarter. Outstanding stock options are considered to be common share equivalents.

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted in the second quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. When adopted, the standard will have no effect on primary earnings per share for the fiscal quarter ending November 30, 1997 and will cause a $0.01 per share increase to primary earnings per share for the quarter ending November 30, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

4.       OTHER INCOME

         During the quarter ended November 30, 1996, the Company sold certain Southern California air emission credits and recognized a gain of $1.2 million that is shown as other income.

5.       PLANNED INITIAL PUBLIC OFFERING AND SPIN-OFF OF PENWEST PHARMACEUTICALS
         CO.

         During the first quarter of fiscal 1998, the Company changed its name to Penford Corporation in connection with a two-stage plan designed to foster the growth potential of its pharmaceuticals business, and separately, its specialty starch based paper chemicals and food ingredients businesses. Under the first stage of the plan, the Company's Penwest Pharmaceuticals Co. (Penwest) subsidiary would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford Corporation would effect a tax-free spin-off to its shareholders of the remaining ownership of Penwest shares contingent upon satisfying certain conditions. The spin-off was anticipated to occur in the second calendar quarter of 1998.

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

         On December 18, 1997, Penford Corporation postponed the initial public offering of Penwest due to market conditions for new issues in general as well as for health care and technology stocks in particular. The Company intends to go forward with the offering as soon as practicable after market conditions improve. This postponement may cause the planned spin-off to be delayed beyond the second calendar quarter of 1998. Costs incurred by Penford Corporation related to the execution of the plan are being deferred and will be charged to expense in the quarter in which the outcome of the plan is reasonably determinable. As of November 30, 1997, such costs approximated $1.6 million. In addition, Penwest is incurring certain costs that will be recorded as a reduction of Penwest's shareholders' equity upon completion of the initial public offering. Changes to the plan could result in some or all of such costs being charged to expense.

         Penwest will retain the proceeds from the planned initial public offering. Penford will forgive intercompany advances as of the closing of the offering. As of November 30, 1997, the intercompany balance approximated $38.1 million. Had the proposed plan been effected as of November 30, 1997, consolidated assets and shareholders' equity of Penford would have reflected a reduction of approximately $35.0 to $40.0 million, representing the net effects of the proposed distribution.

         Summarized quarterly financial data of Penwest as of November 30, and for the three months then ended is as follows (in 000's):

                                   1997         1996
                                   ----         ----
         Sales                  $  6,742    $  6,243
         Loss from operations     (2,445)       (950)
         Identifiable assets      39,549      36,633

Item 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS
During the first quarter of fiscal 1998, the Company changed its name to Penford Corporation in connection with a two-stage plan designed to foster the growth potential of its pharmaceuticals business, and separately, its specialty starch based paper chemicals and food ingredients businesses. Under the first stage of the plan, the Company's Penwest Pharmaceuticals Co. (Penwest) subsidiary would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford Corporation would effect a tax-free spin-off to its shareholders of the remaining ownership of Penwest shares contingent upon satisfying certain conditions. The spin-off was anticipated to occur in the second calendar quarter of 1998.

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

On December 18, 1997, Penford Corporation postponed the initial public offering of Penwest due to market conditions for new issues in general as well as for health care and technology stocks in particular. The Company intends to go forward with the offering as soon as practicable after market conditions improve. This postponement may cause the planned spin-off to be delayed beyond the second calendar quarter of 1998. Costs incurred by Penford Corporation related to the execution of the plan are being deferred and will be charged to expense in the quarter in which the outcome of the plan is reasonably determinable. As of November 30, 1997, such costs approximated $1.6 million. In addition, Penwest is incurring certain costs that will be recorded as a reduction of Penwest's shareholders' equity upon completion of the initial public offering. Changes to the plan could result in some of all of such costs being charged to expense.

RESULTS OF OPERATIONS
Net income was $497,000, or $0.07 per share, for the quarter ended November 30, 1997, compared to net income of $1.4 million, or $0.20 per share, for the corresponding period a year ago. The prior year's first quarter included a one-time, pre-tax gain of $1.2 million from the sale of remaining Southern California air emission credits related to Great Western Malting Co. (sold in 1989).

The Company, excluding Penwest, earned income from operations of $3.2 million in the first quarter compared with $1.9 million on the same basis in the prior year. Penwest Pharmaceuticals Co. incurred an operating loss in the first fiscal quarter of $2.4 million compared to an operating loss of $950,000 in the same quarter a year ago. Penwest's increased loss is attributed to increased investment in the research and development of novel drug delivery technologies and expenses associated with establishing Penwest as an independent public company.

Consolidated sales decreased 1.6% in the three months ended November 30, 1997 to $48.5 million from $49.3 million in the corresponding period a year ago. The decrease is primarily due to unusually high corn costs in the first quarter of fiscal 1997, a key component used in pricing Penford's paper chemical products. Penford Products Co. sales volumes increased approximately 11% from the same period in the prior year reflecting core business growth and the effects of sales and marketing initiatives. Penford Food Ingredients Co. starch sales volume improved approximately 18% primarily due to increased sales of starches for french fry coatings.

Gross margin for the first quater of fiscal year 1998 was 26.6% compared to 21.9% for the corresponding period a year ago. The increase is primarily due to the effects of record high corn costs in the prior year of which only a portion could be passed on to customers through higher prices, and in the current year, the results of cost containment initiatives and the impact of manufacturing improvements.

Operating expenses increased $2.1 million to $10.7 million in the three months ended November 30, 1997, compared to $8.6 million in the corresponding period a year ago. General and administrative costs rose $1.8 million due to expenses associated with building the infrastructure to support anticipated growth for the pharmaceuticals operation and increased sales and marketing efforts principally at Penford Products Co. Research and development costs increased by $316,000, primarily related to the continued development of pharmaceuticals using Penwest's controlled release technology.

Net interest expense for the quarter ended November 30, 1997 was $1.4 million compared to $1.3 million for the corresponding period a year ago due to higher average debt levels.

The effective tax rate for the first quarter of fiscal 1998 was 35.0% compared to 33.7% in the corresponding period a year ago. The effective tax rate is higher than the prior year primarily due to the absence of certain tax refunds received by the Company in the previous year.

LIQUIDITY
At November 30, 1997, Penford Corporation had cash and cash equivalents of $724,000, working capital of $34.0 million, an unsecured credit agreement of $35 million under which there was $25.3 million outstanding, and several uncommitted lines of credit aggregating $15.0 million under which there was $4.0 million outstanding. The Company used operating cash flow and debt to finance capital expenditures during the quarter.

Cash flow from operations for the three months ended November 30, 1997 was $3.0 million compared to $10.0 million in the corresponding period of the prior year. The change in cash flow is due to the effects of unusually high corn costs on the components of working capital in the prior year and lower net income in the current year.

The Company paid a $0.05 per share dividend on December 5, 1997.

CAPITAL RESOURCES
Additions to property, plant and equipment during the three months ended November 30, 1997 were $3.9 million. The additions were primarily for improvements to the Penford Products Co. manufacturing facility in Cedar Rapids, Iowa and a capacity expansion project for the Penford Food Ingredients Co. facility in Richland, Washington.

Penwest intends to begin construction of laboratory and manufacturing facilities in Patterson, New York in the second quarter of fiscal 1998 at an estimated total cost of approximately $15 million. Before completion of Penwest's initial public offering, the Company intends to fund costs incurred on the project from its cash resources and available credit lines. It is presently anticipated that amounts paid by the Company would be reimbursed from the proceeds of the initial public offering. Capital expenditures for the Company's specialty paper chemicals and food ingredients businesses for the remainder of fiscal 1998 are expected to be consistent with the first quarter. The timing of Penwest's initial public offering could affect the amount and timing of capital expenditures.

FORWARD-LOOKING STATEMENTS
The above discussion contains forward-looking statements concerning the proposed public offering and spin-off of Penwest, estimated capital expenditures, and the anticipated activities and results of the Company and Penwest. There are a variety of factors which could cause actual events to differ materially from those projected in the forward-looking statements, including without limitation, the risks that the public offering or the spin-off may not be completed as the result of future developments in the Company's or Penwest's business or conditions in the securities markets, failure to obtain necessary government rulings or approvals or third party consents or agreements; construction delays, cost overruns, nonperformance by contractors, or changes in capital improvement project requirements or specifications; competition; the possibility of interruption of business activities due to accidents, strikes, weather or other factors; product development risk; patents and intellectual property matters (including patent infringement litigation, including the patent infringement suit brought by Bayer AG and Pfizer Inc. against Mylan Laboratories Inc. as described in the Company's Form 10-K for the fiscal year ended August 31, 1997 on file with the Securities and Exchange Commission); dependence on collaborators; regulatory and manufacturing issues including the difficulties of obtaining FDA or other regulatory approvals; changes in raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that the public offering or spin-off will be completed, or that future activities or results as described will be as anticipated.

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

Additional information which could affect the Company's financial results is included in the Company's 1997 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 1997 on file with the Securities and Exchange Commission. Penford assumes no obligation to update any forward-looking statements should circumstances change.

Item 3   Quantitative and Qualitative Disclosures About Market Risk
         Not applicable

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings
         The registrant is unaware of any material developments in the legal proceedings referred to in the Registrant's Report on Form 10-K for the year ended August 31, 1997.

         In November, 1997, the Company was notified that a nearby resident had complained about health problems allegedly caused by starch emissions from the Company's Idaho Falls facility. Subsequently, the Idaho Department of Environmental Quality contacted the Company with regard to possible exceedences of the Company's air quality permit limits. In December, 1997, a group of nearby residents filed a Notice of Intent to Bring Suit with the Idaho Department of Environmental Quality and the U.S. Environmental Protection Agency pursuant to the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Emergency Planning and Community Right-to-Know Act. The Company is investigating these issues; however, the Company is unable at this time to determine whether any claim or action will be commenced or to estimate the Company's potential exposure, if any.

Item 2   Changes in Securities
         Not applicable

Item 3   Defaults Upon Senior Securities
         Not applicable

Item 4   Submission of Matters to a Vote of Security Holders
         Not applicable

Item 5   Other Information
         Not applicable

Item 6   Exhibits and Reports on Form 8-K

       (a)  Exhibits:

          10.12  Second Amendment to Credit Agreement dated as of
                 November 28, 1997 among Penford Corporation and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank

          11     Statement re:  Computation of Earnings Per Share

          27     Financial Data Schedule

       (b) There were no filings on Form 8-K in the quarter ended November 30, 1997. A Form 8-K was filed on December 18, 1997 reporting under Item 5 Registrant's postponement of the initial public offering of Penwest Pharmaceuticals Co., a wholly owned subsidiary. Also filed as an exhibit was a copy of a press release dated December 18, 1997 relating to such postponement.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PENFORD CORPORATION
                                       -------------------
                                           (Registrant)





January 12, 1998                       /s/  Tod R. Hamachek
----------------                       -------------------------------------
       Date                            Tod R. Hamachek
                                       President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)




January 12, 1998                       /s/  Jeffrey T. Cook
----------------                       -------------------------------------
       Date                            Jeffrey T. Cook
                                       Vice President, Finance and
                                       Chief Financial Officer (Principal
                                       Financial Officer)

                                INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.      Item
-----------      ----
    (3.1)        Restated Articles of Incorporation of Registrant (filed as an
                 Exhibit to Registrant's Form 10-K for fiscal year ended August
                 31, 1995)

    (3.2)        Articles of Amendment to Restated Articles of Incorporation of
                 Registrant (filed as an exhibit to Registrant's Form 10-K for fiscal year ended August 31, 1997)

    (3.3) Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant's Form 10-K for fiscal year ended August 31, 1997)

    (4.1)        Amended and Restated Rights Agreement dated as of April 30,
                 1997 (filed as an Exhibit to Registrant's Amendment to
                 Registration Statement on Form 8-A/A dated May 5, 1997)

   (10.1)        Senior Note Agreement among Penford Corporation as Borrower and
                 Mutual of Omaha and Affiliates as lenders, dated November 1, 1992 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1993)

   (10.2)        Loan Agreement among Penford Corporation as Borrower and
                 Seattle-First National Bank as Lender, dated December 1, 1989
                 (Registrant agrees to furnish a copy of this instrument to the Commission on request)

   (10.3) Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form
                 10-K for the fiscal year ended August 31, 1991)

   (10.4)        Penford Corporation Supplemental Survivor Benefit Plan, dated
                 January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.5)        Penford Corporation Deferred Compensation Plan, dated January
                 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

   (10.6)        Change of Control Agreements with Messrs. Hamachek, Cook,
                 Widmaier, Talley, Horn, Rydzewski and Belsheim (a
                 representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31,
                 1995)

   (10.7)        Penford Corporation 1993 Non-Employee Director Restricted Stock
                 Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

   (10.8)        Note Agreement dated as of October 1, 1994 among Penford
                 Corporation, Principal Mutual Life Insurance Company and TMG
                 Life Insurance Company (filed as an Exhibit to Registrant's
                 Form 10-Q for the quarter ended February 28, 1995)

   (10.9) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March
                 17, 1997)

   (10.10)       Credit Agreement dated as of December 22, 1995 among Penford
                 Corporation, and its subsidiaries, Bank of America National
                 Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of
                 Nova Scotia, and Seattle-First National Bank (filed as an exhibit to Registrant's Form 10-Q for the quarter ended
                 February 29, 1996)

   (10.11)       Amendment to Credit Agreement dated as of May 7, 1997 among
                 Penford Corporation and its subsidiaries, Bank of America
                 National Trust and Savings Association, ABN-AMRO Bank, N.V., the Bank of Nova Scotia, and Seattle-First National Bank (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1997)


   10.12         Second Amendment to Credit Agreement dated as of November 28,
                 1997 among Penford Corporation and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank,
                 N.V., The Bank of Nova Scotia, and Seattle-First National Bank


   (10.13)       Penford Corporation Stock Option Plan for Non-Employee
                 Directors (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

   (10.14)       Separation Agreement dated as of November 10, 1997 between
                 Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 10-K for fiscal year ended August 31,
                 1997)

    11           Statement Regarding Computation of Per-Share Earnings

    27           Financial Data Schedule