Form 10-Q
period 1998-02-28
PENFORD CORP
filed 1998-04-03
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

                                            Yes   X            No
                                                -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 1998.

            Class                                        Outstanding
            -----                                        -----------
   Common stock, par value $1.00                           7,300,661

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
                                                                 --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
         February 28, 1998 and August 31, 1997                        3

Condensed Consolidated Statements of Income
         Three and Six Months Ended February 28, 1998
         and February 28, 1997                                        4

Condensed Consolidated Statements of Cash Flow
         Six Months Ended February 28, 1998 and
         February 28, 1997                                            5

Notes to Condensed Consolidated Financial Statements                 6-8


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9-12

Item 3 - Quantitative and Qualitative Disclosures                   12
         About Market Risk

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          13

Item 2 - Changes in Securities                                      13

Item 3 - Defaults Upon Senior Securities                            13

Item 4 - Submission of Matters to a Vote of Security Holders       13-14

Item 5 - Other Information                                          14

Item 6 - Exhibits and Reports on Form 8-K                          14-16

SIGNATURES                                                          17

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                         February 28, 1998    August 31, 1997
                                                         -----------------    ---------------
                                   ASSETS
Current assets:
        Cash and cash equivalents                                              $     176
        Trade accounts receivable                            $  26,788            27,181
        Inventories:
           Raw materials and other                               7,403             6,624
           Work in progress                                        924               886
           Finished goods                                       13,889            14,325
                                                             ---------         ---------
                                                                22,216            21,835
        Prepaid expenses and other                               7,933             5,179
                                                             ---------         ---------
           Total current assets                                 56,937            54,371

Net property, plant and equipment                              131,823           130,374
Deferred income taxes                                           11,020            11,007
Restricted cash value of life insurance                         13,765            12,691
Other assets                                                     7,689             7,486
                                                             ---------         ---------
           Total assets                                      $ 221,234         $ 215,929
                                                             =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Bank overdraft, net                                  $   1,869
        Accounts payable                                         9,259         $  10,089
        Accrued liabilities                                      8,748             8,157
        Current portion of long-term debt                       13,697             5,955
                                                             ---------         ---------
           Total current liabilities                            33,573            24,201

Long-term debt                                                  54,223            61,791
Other postretirement benefits                                   10,632            10,294
Deferred income taxes                                           22,251            22,136
Other liabilities                                                8,853             8,406

Shareholders' equity:
        Common stock                                             9,100             9,093
        Additional paid-in capital                              19,238            18,466
        Retained earnings                                       94,637            93,854
        Treasury stock                                         (30,086)          (30,604)
        Note receivable from Savings and
           Stock Ownership Plan                                   (497)             (639)
        Cumulative translation adjustment                         (690)           (1,069)
                                                             ---------         ---------

           Total shareholders' equity                           91,702            89,101
                                                             ---------         ---------

           Total liabilities and shareholders' equity        $ 221,234         $ 215,929
                                                             =========         =========



See accompanying notes to condensed consolidated financial statements.

                           PENFORD CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (Dollars in thousands except per share data)


                                                    Three Months                             Six Months
                                                  Ended February 28                       Ended February 28
                                           -------------------------------         -------------------------------
                                               1998                1997                1998                1997
                                           -----------         -----------         -----------         -----------

Sales                                      $    47,490         $    48,327         $    96,013         $    97,637
Cost of sales                                   34,780              36,129              70,414              74,629
                                           -----------         -----------         -----------         -----------
    Gross margin                                12,710              12,198              25,599              23,008
Operating expenses                               9,661               9,124              20,376              17,716
                                           -----------         -----------         -----------         -----------
    Income from operations                       3,049               3,074               5,223               5,292
Other income                                                                                                 1,200
Interest expense, net                           (1,470)             (1,279)             (2,879)             (2,576)
                                           -----------         -----------         -----------         -----------
    Income before income taxes                   1,579               1,795               2,344               3,916
Income taxes                                       564                 539                 832               1,253
                                           -----------         -----------         -----------         -----------

    Net income                             $     1,015         $     1,256         $     1,512         $     2,663
                                           ===========         ===========         ===========         ===========



Weighted average common shares               7,292,632           6,883,499           7,280,334           6,867,378
Weighted average common shares
     assuming dilution                       7,519,637           7,013,463           7,525,064           7,003,261


Earnings per common share                  $      0.14         $      0.18         $      0.21         $      0.39
                                           ===========         ===========         ===========         ===========
Earnings per common share,
    assuming dilution                      $      0.13         $      0.18         $      0.20         $      0.38
                                           ===========         ===========         ===========         ===========

Dividends declared per common share        $      0.05         $      0.05         $      0.10         $      0.10
                                           ===========         ===========         ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)

                                                                              Six Months
                                                                           Ended February 28
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------         --------
Operating Activities:
        Net income                                                    $  1,512         $  2,663
        Adjustments to reconcile net income to net cash
          from operating activities:
             Depreciation                                                6,542            5,803
             Deferred income taxes                                         102              488
             Change in operating assets and liabilities:
                Trade receivables                                          393             (820)
                Inventories                                               (381)           1,215
                Accounts payable, prepaids and other                    (1,708)            (696)
                                                                      --------         --------
        Net cash from operating activities                               6,460            8,653

Investing Activities:
        Additions to property, plant and equipment                      (7,874)         (13,563)
        Other                                                              928              512
                                                                      --------         --------
        Net cash used by investing activities                           (6,946)         (13,051)

Financing Activities:
        Proceeds from unsecured line of credit                          48,330           42,655
        Payments on unsecured line of credit                           (47,620)         (38,915)
        Proceeds from long-term debt                                     5,000            5,000
        Payments on long-term debt                                      (5,536)          (3,492)
        Exercise of stock options                                          154              441
        Purchase of life insurance for officers' benefit plans          (1,158)          (1,158)
        Payment of dividends                                              (729)            (684)
                                                                      --------         --------
        Net cash from (used by) financing activities                    (1,559)           3,847
                                                                      --------         --------

        Net decrease in cash and cash equivalents                       (2,045)            (551)
        Cash and cash equivalents (bank overdraft) at
          beginning of period                                              176             (847)
                                                                      --------         --------

        Net bank overdraft at end of period                           ($ 1,869)        ($ 1,398)
                                                                      ========         ========



See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. Operating results for the three and six month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company") annual report on Form 10-K for the fiscal year ended August 31, 1997.

        Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported results of operations.

2.      INCOME TAXES

        The effective tax rate for the quarter and for the six months ended February 28, 1998 was 35.7% and 35.5%, respectively. The effective rate is higher than the federal statutory rate of 34.0% due primarily to the effects of state income taxes. The effective tax rate for the quarter and six months ended February 28, 1997 was 30.0% and 32.0%, respectively. The effective rate was lower than the federal statutory rate in these periods due primarily to the effects of income tax refunds received in the prior year.

3.      EARNINGS PER COMMON SHARE

        During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. All earnings per share amounts have been presented and where necessary, have been restated to conform with the requirements of SFAS No. 128.

        The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except per share data):


                                            Three Months Ended                  Six Months Ended
                                               February 28                         February 28
                                               -----------                         -----------
                                          1998              1997              1998              1997
                                       ----------        ----------        ----------        ----------
Net income                             $    1,015        $    1,256        $    1,512        $    2,663
                                       ==========        ==========        ==========        ==========

Weighted average common
  shares outstanding                    7,292,632         6,883,499         7,280,334         6,867,378

Net effect of dilutive
  stock options                           227,005           129,964           244,730           135,883
                                       ----------        ----------        ----------        ----------

Weighted average common shares
  outstanding assuming dilution         7,519,637         7,013,463         7,525,064         7,003,261
                                       ==========        ==========        ==========        ==========

Earnings per common share              $     0.14        $     0.18        $     0.21        $     0.39
                                       ==========        ==========        ==========        ==========
Earnings per common share,
  assuming dilution                    $     0.13        $     0.18        $     0.20        $     0.38
                                       ==========        ==========        ==========        ==========


4.  PLANNED INITIAL PUBLIC OFFERING AND SPIN-OFF OF PENWEST PHARMACEUTICALS CO.

    During the first quarter of fiscal 1998, the Company announced a two stage plan designed to foster the growth potential of its pharmaceuticals business, and separately, its specialty paper chemicals and food ingredients businesses. Under the first stage of the plan, the Company's Penwest Pharmaceuticals Co. (PPC) subsidiary would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford would effect a tax-free spin-off to its shareholders of the remaining ownership of PPC shares contingent upon satisfying certain conditions. The spin-off was anticipated to occur in the second calendar quarter of 1998.

    On October 21, 1997, PPC filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,500,000 shares of common stock (approximately 15% of its outstanding common stock). The estimated initial public offering price set forth in the registration statement was $10.00 to $12.00 per share with an option for the underwriters to purchase up to 375,000 additional shares for the purpose of covering over-allotments, if any.

    On December 18, 1997, Penford postponed the initial public offering of PPC due to market conditions for new issues in general as well as for health care and technology stocks in particular. The Company intends to go forward with the offering as soon as practicable after market conditions improve. This postponement will cause the planned spin-off to be delayed beyond the second calendar quarter of 1998. The Company has deferred certain costs incurred in connection with the plan which totaled approximately $3.2 million as of February 28, 1998. It is anticipated that certain of these costs, including additional costs to be incurred, will be charged to expense in the third quarter.

    PPC will retain the net proceeds from the planned initial public offering. Penford will forgive intercompany advances as of the closing of the offering. As of February 28, 1998, the intercompany balance approximated $40.0 million. Had the plan been effected as of February 28, 1998, consolidated assets and shareholders' equity of Penford would have reflected a reduction of approximately $35.0 to $40.0 million, representing the net effects of the proposed distribution.

    Summarized quarterly financial data of PPC as of February 28, 1998 and for the three and six months then ended follows (in 000's):

                                         Three Months                     Six Months
                                      Ended February 28                 Ended February 28
                                    ---------------------             ---------------------
                                    1998             1997             1998             1997
                                    ----             ----             ----             ----

Sales                            $  6,804         $  6,478         $ 13,547         $ 12,628
Pre-tax loss                       (1,847)            (888)          (4,292)          (1,837)

Identifiable assets as of
February 28                                                        $ 39,284         $ 36,110

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the quarter ended February 28, 1998 was $1.0 million, or $0.13 per share assuming dilution, compared to net income of $1.3 million, or $0.18 per share assuming dilution, for the corresponding period a year ago. Net income for the six months ended February 28, 1998 was $1.5 million, or $0.20 per share assuming dilution, compared to $2.7 million, or $0.38 per share in the corresponding period in fiscal 1997. The first six months of fiscal 1997 included other income of $1.2 million ($800,000 after tax), or $0.11 per share, from a gain on the sale of Southern California air emission credits.

Penford's specialty paper chemicals and food ingredients businesses earned income before taxes of $3.4 million in the second quarter compared to $2.7 million the same quarter in the prior year. Penwest Pharmaceuticals Co. incurred a pre-tax loss in the second quarter of $1.8 million compared to a loss of $888,000 in the same quarter in the prior year. The Company, excluding PPC, earned income before taxes of $6.6 million and $5.8 million in the first six months of fiscal 1998 and 1997, respectively. Corresponding losses of PPC for the six month periods were $4.3 million and $1.8 million in fiscal 1998 and 1997, respectively.

Total Company sales decreased in the second quarter and first six months of fiscal 1998 to $47.5 million and $96.0 million, respectively, both representing decreases of 1.7% from the corresponding periods in the prior year. The change in sales was primarily due to the effects in the prior year of record high corn costs which are reflected in the pricing of Penford's paper chemical products. Corn prices have moderated and returned to historical levels in the current fiscal year. Fiscal 1998 sales volume increases in the pharmaceuticals and food ingredients businesses offset a portion of the decrease resulting from lower prices.

Gross margin in the second quarter improved to 26.8% from 25.2 % in the corresponding quarter a year earlier resulting primarily from lower corn prices and operational efficiency initiatives. Increased sales volumes of high, value-added specialty food grade starches and starch copolymers also contributed to the margin improvement. Gross margin for the six months ended February 28, 1998 increased to 26.7% from 23.8% in the same period last year, as a result of higher sales volumes of Penford paper chemical products, as well as the factors noted above.

Operating expenses for the second quarter grew by $537,000, or 5.9%, compared to the prior year period. For the six months ended February 28, 1998, operating expenses increased $2.7 million, or 15.0%. The increase in the second quarter is attributed primarily to higher research and development expenses related to PPC's controlled release drug delivery technology. The year-to-date increase in operating expense is primarily due to higher costs for the pharmaceuticals operations including increased research and development costs and expenses associated with building the infrastructure to support its anticipated growth as well as increased sales and marketing efforts principally related to Penford Products Co.

Net interest expense for the second quarter and first half of fiscal 1998 were $1.5 million and $2.9 million, respectively, compared to $1.3 million and $2.6 million in the corresponding periods a year ago. The increases reflect higher capitalized interest in the prior year on several large projects in Cedar Rapids, Iowa and Richland, Washington.

The effective tax rate for the second quarter and first half of fiscal 1998 was 35.7% and 35.5%, respectively, compared to 30.0% and 32.0% in the corresponding periods a year ago. The increase in the effective tax rate in fiscal 1998 is due to tax refunds received in the previous year and the effects of higher state income taxes in fiscal 1998.

LIQUIDITY

At February 28, 1998, Penford had working capital of $23.4 million, an unsecured credit agreement of $35.0 million under which there was $25.3 million outstanding, and several uncommitted lines of credit aggregating $15.0 million under which there was $6.7 million outstanding. The Company used operating cash flow and debt to finance capital expenditures during the second quarter and first six months of fiscal 1998.

Cash flow from operations for the six months ended February 28, 1998 was $6.5 million compared to $8.7 million in the corresponding period of the prior year. The change in operating cash flow is due to the effects of unusually high corn costs on the components of working capital in the prior year and lower net income in the current year.

The Company paid a $0.05 per share dividend on December 5, 1997 and March 6,
1998.

CAPITAL RESOURCES

Additions to property, plant and equipment during the six months ended February 28, 1998 were $7.9 million. Second quarter additions of $4.0 million were primarily for various improvements to the Penford Products Co. manufacturing facility in Cedar Rapids, Iowa. Capital expenditures for the Company's specialty paper chemicals and food ingredients businesses for the remainder of fiscal 1998 are expected to be consistent with the first half of the year.

Commencement of constructing laboratory and manufacturing facilities for PPC in Patterson, New York has been postponed pending completion of the PPC initial public offering. The project has an estimated total cost of approximately $15.0 million.


PLANNED INITIAL PUBLIC OFFERING AND SPIN-OFF OF PENWEST PHARMACEUTICALS CO.

During the first quarter of fiscal 1998, the Company announced a two stage plan designed to foster the growth potential of its pharmaceuticals business, and separately, its specialty paper chemicals and food ingredients businesses. Under the first stage of the plan, the Company's Penwest Pharmaceuticals Co. (PPC) subsidiary would sell up to 20% of its common stock through an initial public offering. Under the second stage of the plan, Penford would effect a tax-free spin-off to its shareholders of the remaining ownership of PPC shares contingent upon satisfying certain conditions. The spin-off was anticipated to occur in the second calendar quarter of 1998.

On October 21, 1997, PPC filed a registration statement with the Securities and Exchange Commission for an initial public offering of 2,500,000 shares of common stock (approximately 15% of its outstanding common stock). The estimated initial public offering price set forth in the registration statement was $10.00 to $12.00 per share with an option for underwriters to purchase up to 375,000 additional shares for the purpose of covering over-allotments, if any.

On December 18, 1997, Penford postponed the initial public offering of PPC due to market conditions for new issues in general as well as for health care and technology stocks in particular. The Company intends to go forward with the offering as soon as practicable after market conditions improve. This postponement will cause the planned spin-off to be delayed beyond the second calendar quarter of 1998. The Company has deferred certain costs incurred in connection with the plan which totaled approximately $3.2 million as of February 28, 1998. It is anticipated that certain of these costs, including additional costs to be incurred, will be charged to expense in the third quarter.

YEAR 2000

The Company has undergone a review of its information systems, including consideration of issues associated with the Year 2000. In connection with the review, and as part of the Company's ongoing capital program, a series of technology related expenditures are planned. Management believes the expenditures, which are currently being implemented, will among other things, satisfy the significant Year 2000 issues. Other Year 2000 expenditures are not expected to be material.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements concerning the completion of the proposed public offering and spin-off of Penwest Pharmaceuticals Co., estimated capital expenditures, and the anticipated results of the Company. There are a variety of factors which could cause actual events to differ materially from those projected in the forward-looking statements, including without limitation: (i) the risk that the public offering or the spin-off may not be completed as the result of future developments in Penford Corporation's or Penwest Pharmaceuticals Co.'s business or conditions in the securities markets, failure to obtain necessary government rulings or approvals or third party consents or agreements or other developments; and (ii) the risk that results may be effected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; technical difficulties or cost overruns in the Company's Year 2000 compliance program; competition; the possibility of interruption of business activities due to accidents, strikes, weather or other factors; product development risk; patents and intellectual property matters (including patent infringement litigation, including the patent infringement suit brought by Bayer AG and Pfizer Inc. against Mylan Laboratories Inc. as described in the Company's Form 10-K for the fiscal year ended August 31, 1997 on file with the Securities and Exchange Commission); dependence on collaborators; regulatory and manufacturing issues including the difficulties of obtaining FDA or other regulatory approvals; changes in raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that the public offering or spin-off will be completed, or that future activities or results will be as anticipated.

The registration statement filed by PPC with the Securities and Exchange Commission has not yet become effective. The securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The discussion included herein shall not constitute an offer to sell or a solicitation of an offer to buy nor shall there be any sale of these securities in any state or jurisdiction, in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

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

            In November, 1997, the Company was notified by the Idaho Falls Police Department that a nearby resident had complained about health problems allegedly caused by starch emissions from the Company's Idaho Falls facility. Subsequently, the Idaho Department of Environmental Quality contacted the Company with regard to possible violations of the Company's air quality permit limits. In December, 1997, a group of nearby residents filed a Notice of Intent to Bring Suit with the Idaho Department of Environmental Quality and the U.S. Environmental Protection Agency pursuant to the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Emergency Planning and Community Right-to-Know Act. The Company is investigating these issues; however, the Company is unable at this time to determine whether any claim or action will be commenced or to estimate the Company's potential exposure, if any.

Item 2      Changes in Securities

            Not applicable

Item 3      Defaults Upon Senior Securities

            Not applicable

Item 4      Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of Penford Corporation was held on January 27, 1998.

    (b)    The following directors were elected to serve a term of three years:
           Tod R. Hamachek and Sally G. Narodick. The board is comprised of those elected this year and the following directors completing their terms: Richard E. Engebrecht, Paul E. Freiman, Paul H. Hatfield, William G. Parzybok, Jr., N. Stewart Rogers, and William K. Street.

    (c)    The following matters were voted upon at the meeting:

           1. For the election of directors:

                                                 % of                       % of
                                   For           Voted          Withheld    Voted
                                   ---           -----          --------    -----
          Tod R. Hamachek        6,284,705        99.82%         11,055      0.18%
          Sally G. Narodick      6,282,347        99.79%         13,413      0.21%

           2. Ratification of selection of Ernst & Young LLP as independent auditors of the Company:

                                                                              Broker
                           For             Against          Abstain          Non-Vote
                         ---------        ---------        ---------        ---------
                         6,269,619            7,546           18,595            0

    (d)     Not applicable

Item 5      Other Information
            Not applicable

Item 6      Exhibits and Reports on Form 8-K.

    (a)     Exhibits:

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

            (10.9) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)

            (10.10) Credit Agreement dated as of December 22, 1995 among Penford
                    Corporation, and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank (filed as an exhibit to Registrant's Form 10-Q for the quarter ended February 29, 1996)

            (10.11) Amendment to Credit Agreement dated as of May 7, 1997 among
                    Penford Corporation and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank N.V., the Bank of Nova Scotia and Seattle-First National Bank (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1997)

            (10.12) Second Amendment to Credit Agreement dated as of November
                    28, 1997 among Penford Corporation and its subsidiaries, Bank of America National Trust and Savings Association, ABN-AMRO Bank, N.V., The Bank of Nova Scotia, and Seattle-First National Bank (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended November 30,
                    1997)

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


             27      Financial Data Schedules

   (b) A Form 8-K was filed on December 18, 1997 reporting under Item 5 Registrant's postponement of the initial public offering of Penwest Pharmaceuticals Co. Filed as an exhibit was a copy of a press release dated December 18, 1997 relating to such postponement.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Penford Corporation
                                            ------------------------------------
                                                       (Registrant)





April 3, 1998                               /s/Tod R. Hamachek
-------------                               ------------------------------------
   Date                                     Tod R. Hamachek
                                            President and
                                            Chief Executive Officer (Principal
                                            Executive Officer)




April 3, 1998                               /s/Jeffrey T. Cook
-------------                               ------------------------------------
   Date                                     Jeffrey T. Cook
                                            Vice President, Finance and
                                            Chief Financial Officer (Principal
                                            Financial Officer)