Form 10-Q
period 1998-05-31
PENFORD CORP
filed 1998-07-10
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1998

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

                                 (425) 462-6000
              (Registrant's telephone number, including area code.)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes X       No
                                              ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 6, 1998.

           Class                                                  Outstanding
           -----                                                  -----------
Common stock, par value $1.00                                      7,333,708

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements

Condensed Consolidated Balance Sheets                                               3
           May 31, 1998 and August 31, 1997

Condensed Consolidated Statements of Income                                         4
           Three Months and Nine Months Ended May 31, 1998
           and May 31, 1997
Condensed Consolidated Statements of Cash Flow                                      5
           Nine Months Ended May 31, 1998 and
           May 31, 1997

Notes to Condensed Consolidated Financial Statements                               6-9


Item 2 -   Management's Discussion and Analysis of                                10-14
           Financial Condition and Results of Operations

Item 3 -   Quantitative and Qualitative Disclosures                                14
           About Market Risk


PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                       15

Item 2 -   Changes in Securities                                                   15

Item 3 -   Defaults Upon Senior Securities                                         15

Item 4 -   Submission of Matters to a Vote of Security Holders                     15

Item 5 -   Other Information                                                       15

Item 6 -   Exhibits and Reports on Form 8-K                                        15-17


SIGNATURES                                                                         18


                         PART I - FINANCIAL INFORMATION

Item 1            Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             May 31, 1998         August 31, 1997
                                                             ------------         ---------------
                                                 ASSETS
                                                 ------
Current assets:
         Trade accounts receivable                             $  21,178           $  22,469
         Inventories:
              Raw materials and other                              6,781               4,995
              Work in progress                                       956                 885
              Finished goods                                       9,718               8,396
                                                               ---------           ---------
                                                                  17,455              14,276
         Prepaid expenses and other                                5,637               4,938
                                                               ---------           ---------
              Total current assets                                44,270              41,683

Net property, plant and equipment                                107,339             108,099
Deferred income taxes                                             13,073              11,007
Restricted cash value of life insurance                           13,765              12,691
Other assets                                                       5,071               5,138
Net assets of discontinued operations                             37,305              35,959
                                                               ---------           ---------

              Total assets                                     $ 220,823           $ 214,577
                                                               =========           =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   -------------------------------------
Current liabilities:
         Bank overdraft, net                                   $   1,749           $   1,019
         Accounts payable                                          6,669               8,131
         Accrued liabilities                                       4,760               7,094
         Current portion of long-term debt                        13,697               5,955
         Accrued liabilities, discontinued operations              4,831                  --
                                                               ---------           ---------

              Total current liabilities                           31,706              22,199

Long-term debt                                                    57,460              61,791
Other postretirement benefits                                     10,360              10,143
Deferred income taxes                                             24,109              21,867
Other liabilities                                                  9,022               8,407

Shareholders' equity:
         Common stock                                              9,116               9,093
         Additional paid-in capital                               19,704              18,466
         Retained earnings                                        89,718              93,854
         Treasury stock                                          (29,946)            (30,604
         Note receivable from Savings and
              Stock Ownership Plan                                  (426)               (639)
                                                               ---------           ---------

         Total shareholders' equity                               88,166              90,170
                                                               ---------           ---------

         Total liabilities and shareholders' equity            $ 220,823           $ 214,577
                                                               =========           =========



See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)


                                                         Three Months Ended May 31             Nine Months Ended May 31
                                                      ------------------------------        ------------------------------

                                                          1998               1997               1998               1997
                                                      -----------        -----------        -----------        -----------
Sales                                                 $    40,306        $    42,797        $   122,773        $   127,854

Cost of sales                                              28,976             30,997             88,634             96,767
                                                      -----------        -----------        -----------        -----------

      Gross margin                                         11,330             11,800             34,139             31,087

Operating expenses                                          6,061              6,680             19,354             18,836

Restructure costs                                           1,931                                 1,931
                                                      -----------        -----------        -----------        -----------

      Income from operations                                3,338              5,120             12,854             12,251

Other income                                                                                                         1,200

Interest expense, net                                      (1,470)            (1,431             (4,350             (4,007)
                                                      -----------        -----------        -----------        -----------

      Income from continuing operations
      before income taxes                                   1,868              3,689              8,504              9,444

Income taxes                                                  654              1,254              2,971              3,133
                                                      -----------        -----------        -----------        -----------

Income from continuing operations                           1,214              2,435              5,533              6,311

Discontinued Operations

        Loss from operations, net of
        applicable income tax benefit                      (2,330)              (623)            (5,137)            (1,836)

        Estimated loss on disposal,
        including provision for operating
        losses through disposal date, net
        of applicable income tax benefit                   (3,436)                --             (3,436)                --
                                                      -----------        -----------        -----------        -----------

Net income (loss)                                     $    (4,552)       $     1,812        $    (3,040)       $     4,475
                                                      ===========        ===========        ===========        ===========


Weighted average common
shares assuming dilution                                7,545,607          7,033,535          7,534,001          7,021,230

Earnings per share from continuing
       operations, diluted                            $      0.16        $      0.35        $      0.74        $      0.90

Loss per share from discontinued
       operations, diluted                            $     (0.76)       $     (0.09)       $     (1.14)       $     (0.26)
                                                      -----------        -----------        -----------        -----------

Earnings (loss) per common share, diluted             $     (0.60)       $      0.26        $     (0.40)       $      0.64
                                                      ===========        ===========        ===========        ===========

Dividends declared per common share                   $      0.05        $      0.05        $      0.15        $      0.15
                                                      ===========        ===========        ===========        ===========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)


                                                                                       Nine Months Ended May 31
                                                                                       ------------------------
                                                                                          1998            1997
                                                                                       --------        --------
Operating Activities:
            Income from continuing operations                                          $  5,533        $  6,311

            Adjustments to reconcile income from continuing operations to net cash from continuing operations:
                        Depreciation and amortization                                     9,040           7,813
                        Deferred income taxes                                               176             488
                        Change in operating assets and liabilities of continuing
                             operations:
                              Trade receivables                                           1,291             341
                              Inventories                                                (3,179)           (347)
                              Accounts payable, prepaids and other                       (2,814)            714
                                                                                       --------        --------
            Net cash flow from continuing operations                                     10,047          15,320

            Net cash used in discontinued operations                                     (5,088)         (3,303)
                                                                                         --------        --------

            Net cash provided by operating activities                                     4,959          12,017

Investing Activities:
            Additions to property, plant and equipment, net                              (8,228)        (17,294)
            Other                                                                           931           1,341
                                                                                       --------        --------
            Net cash used by investing activities                                        (7,297)        (15,953)

Financing Activities:
            Proceeds from unsecured line of credit                                       68,885          68,555
            Payments on unsecured line of credit                                        (64,728)        (66,785)
            Proceeds of long-term debt                                                    5,000           5,000
            Payments on long-term debt                                                   (5,746)         (3,810)
            Exercise of stock options                                                       451           3,624
            Purchase of life insurance for officers' benefit plan                        (1,158)         (1,158)
            Payment of dividends                                                         (1,096)         (1,028)
                                                                                       --------        --------
            Net cash from financing activities                                            1,608           4,398
                                                                                       --------        --------

            Net increase (decrease) in cash and equivalents                                (730)            462
            Net bank overdraft at beginning of period                                    (1,019)           (796)
                                                                                       --------        --------

Net bank overdraft at end of period                                                    $ (1,749)       $   (334)
                                                                                       ========        ========


See accompanying notes to condensed consolidated financial statements.

                         PENWEST, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim periods presented have been included. Operating results for the three and nine month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company") annual report on Form 10-K for the fiscal year ended August 31, 1997.

         Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported results of operations.

2.        DISCONTINUED OPERATIONS

         During the third quarter of fiscal 1998, the Company announced the approval of a plan to effect a tax-free spin-off to its shareholders of its wholly-owned pharmaceuticals subsidiary, Penwest Pharmaceuticals Co. ("PPC"). The spin-off represents the culmination of the previously announced plan to foster the growth potential of the Company's pharmaceutical business, and separately, its specialty paper chemicals and food ingredients businesses.

         The original plan was for PPC to complete an initial public offering ("IPO") of up to 20% of its common stock, followed by a tax-free spin-off. The IPO was postponed on December 18, 1997 due to market conditions for new issues in general as well as for health care and technology stocks in particular. The Company subsequently concluded that its objectives could best be achieved through the tax-free spin-off of PPC to Penford shareholders, rather than wait for improvement in the IPO market for healthcare/pharmaceuticals companies. As a result of the announced spin-off, PPC has been reported as a discontinued operation in the accompanying financial statements.

         Penwest Pharmaceuticals Co. operations generated a pre-tax loss in the third quarter of $3.6 million compared to a pre-tax loss of $945,000 in the same quarter of fiscal 1997. Corresponding pre-tax losses of PPC for the nine month periods ended May 31, 1998 and 1997 were $7.9 million and $2.8 million, respectively. The increased loss in the third quarter of 1998 is due primarily to the write-off of certain costs incurred in connection with the previously planned IPO aggregating $1.7 million, and higher research and development expenses related to PPC's controlled release drug delivery technology. The increased year-to-date loss is attributed to higher operating costs including research and development costs, expenses associated with building the infrastructure to support anticipated growth, the write off of the previously planned IPO costs, and the absence of royalty and licensing fee income in 1998.

         One time charges totaling $7.0 million ($4.5 million after tax, or $0.60 per share) were included as a component of discontinued operations reflecting the costs of separating the two businesses including direct costs such as professional fees and investment banking fees and other costs of establishing PPC as a separate public company which approximated $3.3 million, the write-off of certain costs incurred in connection with the previously planned IPO of PPC referred to above, and estimated future operating losses of approximately $2.0 million through the planned spin-off date, currently anticipated to be by the end of the fiscal year, August 31, 1998. Additional restructuring costs of $1.9 million were charged to continuing operations reflecting other costs associated with implementing the spin-off including adjustments to the corporate infrastructure and other facilities charges.

         Penford will forgive intercompany advances to PPC on the spin-off date. As of May 31, 1998, the intercompany balance approximated $42.0 million. Summarized comparative quarterly financial data of PPC as of May 31, 1998, and for the three and nine months then ended follows (in 000's):

                                                         Three Months                     Nine Months
                                                         Ended May 31                     Ended May 31
                                                      --------------------            -------------------
                                                      1998            1997            1998           1997
                                                      ----            ----            ----           ----
         Total revenues                              $ 7,878      $ 7,196           $ 21,424      $ 19,824
         Pre-tax loss                                 (3,615)        (945)            (7,908)       (2,782)


         Identifiable assets:

                                                                          May 31, 1998          August 31,1997
                                                                          ------------          --------------
              Current assets, net                                           $ 10,690              $ 10,688
              Property, plant and equipment, net                              23,459                22,274
              Other assets                                                     2,114                 1,928
              Cumulative translation adjustment                                1,042                 1,069
                                                                            --------              --------
                                                                            $ 37,305              $ 35,959
                                                                            ========              ========

3.        INCOME TAXES

         The effective tax rate for the quarter and for the nine months ended May 31, 1998 was 35%. The effective rate is higher than the federal statutory rate of 34% due primarily to the effects of state income taxes. The effective tax rate for the three and nine months ended May 31, 1997 was 34% and 33%, respectively. The effective rate was lower than the federal statutory rate in 1997 due primarily to the effect of income tax refunds received.

4.        EARNINGS PER COMMON SHARE

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in the second quarter of fiscal 1998. The Statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. All earnings per share amounts have been presented and where necessary, have been restated to conform with the requirements of SFAS No. 128.

         The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except per share data):


                                                 Three Months Ended                         Nine Months Ended
                                                        May 31                                     May 31
                                         ------------------------------------       --------------------------------
                                              1998                  1997                 1998              1997
                                         --------------        --------------       --------------        ----------
Income from continuing operations        $        1,214        $        2,435       $        5,533        $    6,311
                                         ==============        ==============       ==============        ==========

Net income (loss)                        $       (4,552)       $        1,812       $       (3,040)       $    4,475
                                         ==============        ==============       ==============        ==========

Weighted average common
    shares outstanding                        7,314,759             7,008,432            7,291,809         6,914,396
Net effect of dilutive
    stock options                               230,848                25,103              242,192           106,834
                                         --------------        --------------       --------------        ----------
Weighted average common shares
    outstanding assuming dilution             7,545,607             7,033,535            7,534,001         7,021,230
                                         ==============        ==============       ==============        ==========

Continuing operations:
Earnings per common share                $         0.17        $         0.35       $         0.76        $     0.91
                                         ==============        ==============       ==============        ==========
Earnings per common share,
    assuming dilution                    $         0.16        $         0.35       $         0.74        $     0.90
                                         ==============        ==============       ==============        ==========

Net income (loss):
Earnings (loss) per common share         $        (0.62)       $         0.26       $        (0.42)       $     0.65
                                         ==============        ==============       ==============        ==========
Earnings (loss) per common share,
    assuming dilution                    $        (0.60)       $         0.26       $        (0.40)       $     0.64
                                         ==============        ==============       ==============        ==========


5.        SUBSEQUENT EVENT

         In connection with the spin-off of PPC, on July 2, 1998, the company completed an unsecured $75.0 million revolving credit agreement with three banks which will expire on June 30, 2003. Borrowing rates available to the Company under the agreement are based on the LIBO rate or prime rate depending on the selection of borrowing options. The agreement replaces an unsecured revolving credit agreement with four banks which at May 31, 1998, had $25.3 million of borrowings outstanding. It also replaces a $10.0 million uncommitted line of credit of which there was $5.2 million outstanding at quarter end. Total outstanding debt of the Company subsequent to the completion of the new revolving credit facility is approximately the same as immediately prior to its execution.

         The new credit facility includes certain restrictions including limitations on indebtedness, minimum net worth, and a minimum fixed charge coverage ratio which are similar to restrictions on the previously existing debt. In connection with the spin-off, the Company has also guaranteed a new unsecured $15.0 million revolving credit facility established for Penwest Pharmaceuticals Co. The PPC agreement has a term of 26 months and cannot be utilized until the spin-off is completed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCONTINUED OPERATIONS :  SPIN-OFF OF PENWEST PHARMACEUTICALS CO.


During the third quarter of fiscal 1998, the Company announced the approval of a plan to effect a tax-free spin-off to its shareholders of its wholly-owned pharmaceuticals subsidiary, Penwest Pharmaceuticals Co. ("PPC"). The spin-off represents the culmination of the plan announced in the first quarter by the Company to foster the growth potential of its pharmaceutical business and separately, its specialty paper chemicals and food ingredients businesses.

 The original plan was for PPC to complete an initial public offering ("IPO") of up to 20% of its common stock, followed by a tax-free spin-off. The IPO was postponed on December 18, 1998 due to market conditions for new issues in general as well as for health care and technology stocks in particular. The Company subsequently concluded that its objectives could best be achieved through the tax-free spin-off of PPC to Penford shareholders, rather than wait for improvement in the IPO market for healthcare/pharmaceuticals companies. As a result of the announced spin-off, PPC has been reported as a discontinued operation in the financial statements.

Penwest Pharmaceuticals Co. operations generated a pre-tax loss in the third quarter of $3.6 million compared to a loss of $945,000 in the same quarter of fiscal 1997. Corresponding pre-tax losses of PPC for the nine month periods ended May 31, 1998 and 1997 were $7.9 million and $2.8 million, respectively. The increased loss in the third quarter of 1998 is due primarily to the write-off of certain costs incurred in connection with the previously planned IPO aggregating $1.7 million, and higher research and development expenses related to PPC's controlled release drug delivery technology. The increased year-to-date loss is attributed to higher operating costs including research and development costs, expenses associated with building the infrastructure to support anticipated growth, the write off of the previously planned IPO costs, and the absence of royalty and licensing fee income in 1998.

One time charges totaling $7.0 million ($4.5 million after-tax or $0.60 per share) were recorded and included as a component of discontinued operations reflecting the costs of separating the two businesses including direct costs such as professional fees and investment banking fees and other costs of establishing PPC as a separate public company which approximated $3.3 million, the write-off of certain costs incurred in connection with the previously planned IPO of PPC referred to above, and estimated future operating losses of approximately $2.0 million through the planned spin-off date, currently anticipated to be by the end of the fiscal year, August 31, 1998. Additional restructuring costs of $1.9 million were charged to continuing operations reflecting other costs associated with implementing the spin-off including adjustments to the corporate infrastructure and other facilities charges.

RESULTS OF CONTINUING OPERATIONS

Income from continuing operations for the quarter ended May 31, 1998 was $1.2 million, or $0.16 per share assuming dilution, compared to income from continuing operations of $2.4 million, or $0.35 per share assuming dilution, for the corresponding period a year ago. Income from continuing operations for the nine months ended May 31, 1998 was $5.5 million, or $0.74 per share assuming dilution, compared to $6.3 million, or $0.90 per share assuming dilution, in the corresponding period in fiscal 1997. The three and nine month periods in fiscal 1998 include $1.9 million ($1.3 million after-tax, or $0.17 per share assuming dilution) of charges related to costs associated with implementing the spin-off of PPC including adjustments to the corporate office infrastructure and other facilities charges. The first nine months of fiscal 1997 included other income of $1.2 million ($800,000 after tax, or $0.11 per share assuming dilution) from a gain on the sale of Southern California air emission credits.

Net loss for the quarter ended May 31, 1998 was $4.6 million, or $0.60 per share assuming dilution, compared to net income of $1.8 million, or $0.26 per share assuming dilution, for the corresponding period a year ago. Net loss for the nine months ended May 31, 1998 was $3.0 million, or $0.40 per share assuming dilution, compared to net income of $4.5 million, or $0.64 per share assuming dilution, in the corresponding period in fiscal 1997.

Company sales from continuing operations decreased in the third quarter and first nine months of fiscal 1998 to $40.3 million and $122.8 million, respectively, representing decreases of 5.8% and 4.0% from the corresponding periods in the prior year. For the year-to-date period, the change in sales was primarily due to the effects in the prior year of high corn costs, a key component in the pricing of Penford's paper chemical products. Corn prices have moderated and returned to historical levels in the current fiscal year. In addition to the impact of corn costs, the quarterly change in sales is attributed to sales volumes in the prior year that were at near record levels as customers replenished inventories that were reduced during the period of higher corn costs. To a lesser extent, sales volumes in the third quarter of fiscal 1998 were negatively impacted by the economic downturn in Asia.

Gross margin in the third quarter improved to 28.1% from 27.6% in the corresponding quarter a year earlier. Gross margin for the nine months ended May 31, 1998 increased to 27.8% from 24.3% in the same period last year. The increases in gross margin percentage result primarily from lower corn prices and operational efficiency initiatives. Increased sales volumes of higher margin, value-added specialty food grade starches also contributed to the margin improvement.

Operating expenses from continuing operations for the third quarter decreased by $619,000, or 9.3%, compared to the prior year period. For the nine months ended May 31, 1998, operating expenses increased $518,000, or 2.8%. The decrease in the third quarter reflects the results of cost containment efforts and reductions in corporate office expenses associated with the anticipated spin-off of PPC. The year-to-date increase in operating expense is primarily due to increased sales and marketing efforts principally related to Penford Products Co.

As discussed above, in connection with the planned spin-off of PPC, restructuring costs totaling $1.9 million were charged to continuing operations in the third quarter, and other costs associated with implementing the spin-off. These costs included approximately equal amounts for adjustments to the corporate office infrastructure for personnel costs and termination benefits, and other facilities charges.

Net interest expense for the third quarter and first nine months of fiscal 1998 were $1.5 million and $4.4 million, respectively, compared to $1.4 million and $4.0 million in the corresponding periods a year ago. The increases are a result of higher capitalized interest in the prior year on several large projects in Cedar Rapids, Iowa and Richland, Washington, and to a lesser extent, higher debt levels in the current year.

The effective tax rate for the third quarter and first nine months of fiscal 1998 was 35.0%, compared to 34.0% and 33.2%, respectively, in the corresponding periods a year ago. The increase in the effective tax rate in fiscal 1998 is due to the effects of higher state income taxes and tax refunds received in the previous year.

LIQUIDITY

At May 31, 1998, Penford had working capital of $17.4 million, excluding $4.8 million of accrued liabilities associated with discontinued operations, an unsecured credit agreement of $35.0 million under which there was $25.3 million outstanding, and several uncommitted lines of credit aggregating $15.0 million under which there was $10.2 million outstanding. The Company used operating cash flow and debt to finance capital expenditures and spin-off expenditures during the third quarter and first nine months of fiscal 1998.

In connection with the spin-off of PPC, on July 2, 1998, the company entered into an unsecured $75.0 million revolving credit agreement with three banks which will expire on June 30, 2003. Borrowing rates available to the Company under the agreement are based on the LIBO rate or prime rate depending on the selection of borrowing options. The agreement replaces the previously existing unsecured revolving credit agreement which at May 31, 1998, had $25.3 million of borrowings outstanding with four banks. It also replaces a $10.0 uncommitted line of credit of which there was $5.2 million outstanding at quarter end. Total outstanding debt of the Company subsequent to the completion of the new revolving credit facility is approximately the same as immediately prior to its execution.

Cash flow from continuing operations for the nine months ended May 31, 1998 was $10.0 million compared to $15.3 million in the corresponding period of the prior year. The change in operating cash flow is due to fluctuations in the components of working capital and lower net income in the current year, primarily due to restructure costs associated with implementing the spin-off of PPC.

The Company paid a $0.05 per share dividend on December 5, 1997, March 6, 1998 and June 3, 1998.

CAPITAL RESOURCES

Additions to property, plant and equipment during the nine months ended May 31, 1998 were $8.2 million. Third quarter additions of approximately $2.5 million were primarily for various improvements to the Penford Products Co. manufacturing facility in Cedar Rapids, Iowa and additional manufacturing equipment installed at the Penford Food Ingredients facility in Plover, Wisconsin. Capital expenditures for the Company's specialty paper chemicals and food ingredients businesses for the fiscal 1998 year are expected to be approximately $11.0 to $15.0 million.


RECENT DEVELOPMENT

On June 22, 1998, Penford Corporation's wholly-owned subsidiary, PPC, filed a registration statement on Form 10 under the Securities Exchange Act of 1934 to register the shares of common stock to be issued upon the distribution by the Company of all the shares of common stock of PPC to the holders of Penford Corporation's common stock. The registration statement on Form 10 and related Information Statement describes the transaction in detail and contains information about PPC, including financial statements and other financial information.

YEAR 2000

The Company has undergone a review of its information systems, including consideration of issues associated with the Year 2000. In connection with the review, and as part of the Company's ongoing capital program, a series of technology related expenditures were planned some of which are currently being implemented. Management believes the expenditures will among other things, satisfy the significant Year 2000 issues. Other Year 2000 expenditures are not expected to be material.

FORWARD-LOOKING STATEMENTS

The above discussion contains forward-looking statements concerning the completion of the spin-off of Penwest Pharmaceuticals Co. (PPC), the estimated losses of PPC through the spin-off date, the costs of the spin-off reflected in the amount of the one-time charge incurred by Penford Corporation, estimated capital expenditures, estimated expenses related to year 2000 issues, and the anticipated results of the Company. There are a variety of factors which could cause actual events to differ materially from those projected in the forward-looking statements, including without limitation; (i) the risk that the spin-off may be delayed or not completed as the result of future developments in Penford Corporation's or PPC's business or conditions in the securities markets, failure to obtain financing for PPC or necessary government rulings or approvals or third party consents or agreements or other developments; (ii) the risk that additional charges may be required or results may be affected by greater than expected spin-off costs or losses at PPC prior to the spin-off date, unanticipated costs and expenses or other events affecting

Penford Corporation's or PPC's business, and (iii) the risk that results may be effected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; technical difficulties or cost overruns in the Company's Year 2000 compliance program; competition; the possibility of interruption of business activities due to accidents, strikes, weather or other factors; product development risk; patents and intellectual property matters; dependence on collaborators; regulatory and manufacturing issues; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Additional information which could affect the Company's financial results is included in the Company's 1997 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 1997 on file with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements should circumstances change.



Item 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Not applicable

                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings
              The Registrant is unaware of any material developments in the legal proceedings referred to in the Registrant's Report on Form 10-K for the year ended August 31, 1997.

              In November, 1997, the Company was notified by the Idaho Falls Police Department that a nearby resident had complained about health problems allegedly caused by starch emissions from the Company's Idaho Falls facility. Subsequently, the Idaho Department of Environmental Quality contacted the Company with regard to possible violations of the Company's air quality permit limits. In December, 1997, a group of nearby residents filed a Notice of Intent to Bring Suit with the Idaho Department of Environmental Quality and the U.S. Environmental Protection Agency pursuant to the Clean Air Act, the Comprehensive Environmental Response, the Compensation and Liability Act, and the Emergency Planning and Community Right-to-Know Act. The Company is investigating these issues; however, the Company is unable at this time to determine whether any claim or action will be commenced or to estimate the Company's potential exposure, if any.

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


                27      Financial Data Schedules

     (b) A Form 8-K was filed on May 20, 1998 reporting under Item 5, Registrant's announcement of a plan to affect a tax-free spin-off to its shareholders of the Company's pharmaceuticals subsidiary, Penwest Pharmaceuticals Co. Filed as an exhibit was a copy of a press release dated May 19, 1998 relating to the planned spin-off.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Penford Corporation
                                      ------------------------------------------
                                                  (Registrant)




July 9, 1998                          /s/ TOD R. HAMACHEK
------------                          ------------------------------------------
     Date                             Tod R. Hamachek
                                      President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)




July 9, 1998                          /s/ JEFFREY T. COOK
------------                          ------------------------------------------
     Date                             Jeffrey T. Cook
                                      Vice President, Finance and
                                      Chief Financial Officer (Principal
                                      Financial Officer)