Form 10-K405
period 1998-08-31
PENFORD CORP
filed 1998-11-24
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1998

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

                        Yes     [X]            No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of October 23, 1998 was approximately $116 million. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding (net of treasury stock) as of October 23, 1998 was 7,358,022.



                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

GENERAL/DESCRIPTION OF BUSINESS

Penford Corporation ("Penford" or the "Company"), was incorporated in September 1983 and commenced operations on March 1, 1984. The Company's single business segment is developing, manufacturing and marketing carbohydrate-based specialty chemicals. The Company utilizes its expertise in carbohydrate chemistry to develop functional starch products for value-added applications in several industries including papermaking, food ingredients and specialty textiles.

Penford Products Co. ("Penford Products"), a subsidiary of Penford Corporation, develops, manufactures and markets carbohydrate-based specialty chemical starches for the papermaking and textiles industries. The history of Penford Products can be traced to 1894. Starches produced by Penford Products are designed to improve the strength, quality and runnability of coated and uncoated paper. Penford Products' starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge) starches. Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic starches are generally used at the "wet-end" of the paper machine, providing strong internal bonding of paper fibers. In addition, Penford Products' starch copolymers, a patented combination of synthetic and natural carbohydrate chemistry, are used in coating and binder applications in various segments of the paper industry.

Penford Products also sells specialty starch products to the domestic textile industry for warp sizing, which is a fiber bonding process for yarn and finished fabric, and for fabric sizing, which provides body and stiffness to textiles.

Penford Products' corn-based ethylated and cationic starches and starch copolymers are produced at its Cedar Rapids, Iowa facility. The Company's potato-based cationic starches are produced at its Idaho Falls, Idaho facility.

Specialty chemical brand names of Penford Products for the paper industry include, among others, Penford(R) Gums, Pensize(R) and the Apollo(R) starch series.

Penford Food Ingredients Co. ("PFI") was established in 1991 as a division of Penford Products to develop, manufacture and market specialty carbohydrate-based ingredients to the food and confectionery industries. These ingredients include food grade potato and tapioca starch products as well as dextrose-based products including specialty dried corn syrup. PFI's modified starches are used in coatings to provide crispness, improved taste and texture and increased product life. Starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of food applications. The Company's potato starch products are used as coatings for french fries sold in quick-service restaurants. In addition, its products also bind water in low-fat processed meats and improve the texture of soups, sauces and gravies. PFI is the only North American producer of food grade potato and tapioca starches.

PFI is headquartered in Englewood, Colorado and maintains manufacturing facilities at Richland, Washington and Plover, Wisconsin for the food grade potato and tapioca starches, and at Cedar Rapids, Iowa for the dextrose products.

PFI's product brand names include PenBind(R), PenCling(TM), PenPlus(R) and CanTab(R).

During fiscal 1998 the Company approved a plan to effect a tax-free distribution to its shareholders of its pharmaceuticals subsidiary, Penwest Pharmaceuticals Co. ("PPCO"). The plan was designed to foster the growth potential of PPCO, and separately, the Company's specialty paper chemical and food ingredients businesses. The distribution was completed on August 31, 1998. As a result of the plan, PPCO has been presented as a discontinued operation in the accompanying financial statements. PPCO was a wholly-owned subsidiary of Penford until August 31, 1998. PPCO is engaged in the research, development and commercialization of novel controlled release drug delivery technologies and manufactures and distributes excipients to the pharmaceutical and nutritional industries. Excipients are the inactive ingredients in tablets and capsules that enable the tableting of active drug ingredients by enhancing binding, lubrication and disintegration properties.

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

Potato Starch: The Idaho Falls, Idaho facility of Penford Products and the Richland, Washington and Plover, Wisconsin facilities of Penford Food Ingredients use by-products from potato processors that contain the starch used as the primary raw material to manufacture modified potato starches for papermaking and food applications. The Company enters contracts having durations of one to three years with potato processors in North America, primarily in the northwest and Midwest, to acquire its potato-based raw materials.

Chemicals: The principal chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide is a commodity chemical, subject to price fluctuations due to market conditions.

Corn, potato starch and chemicals are not presently subject to availability constraints. The Company's current potato starch requirements constitute a material portion of the available North American supply. In the long term, continued growth in demand for potato starch and development by the Company and others of new potato starch products, could result in capacity constraints. See "Management's Discussion and Analysis, Forward-looking Statements."

Approximately half of total manufacturing costs are the costs of corn, potato starch and chemicals. The remaining portion consists primarily of utility and labor costs.

PATENTS, TRADEMARKS AND TRADENAMES

The Company owns a number of patents, trademarks, and tradenames. Its patents expire between 2008 and 2015. There can be no assurance that these patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of these patents. Further, there can be no assurance that the Company's processes or products will not infringe the patents of third parties.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts cover a range of projects including technical service work focused on specific customer support and projects requiring coordination with customers' R&D to develop solutions to specific customer issues. These projects are balanced with longer-term, new product development and commercialization initiatives. There is also an emphasis on polymer technology related to the Company's patented starch co-polymer products, and the combination of those polymers with carbohydrate-based products.

Company-sponsored research and development costs of $4,358,000, $4,178,000 and $3,805,000 in fiscal 1998, 1997 and 1996, respectively, were charged to expense as incurred.

ENVIRONMENTAL MATTERS

The Company has adopted a Policy on Environmental Matters and has implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and has as its goal to provide for the conduct of the Company's business in a safe and fiscally responsible manner that protects and preserves the health and safety of Company employees, the communities surrounding the Company's plants, and the environment. The Company continues to monitor environmental legislation and regulations which may affect its operations.

PRINCIPAL CUSTOMERS

The Company sells to approximately ninety major customers. Two customers, Georgia Pacific and Mead Paper, accounted for approximately 16% and 10%, respectively, of total sales in fiscal 1998, with the same two customers accounting for approximately 17% and 12% of sales in fiscal 1997. One customer represented approximately 14% of sales in fiscal 1996.

COMPETITION

The Company competes with approximately five other companies that manufacture specialty starches for the papermaking industry, none of which is dominant in the ethylated starch business. Although Penford Products is one of the smaller industrial starch producers, it is one of the major producers of specialty ethylated starches. Application expertise, quality, service and price are the major competitive factors for Penford Products.

PFI competes with approximately five other companies that manufacture specialty food ingredients, all of whom have larger market shares. Competitors in the french fry coating market generally use potato starches imported from Europe. Competitors for other applications market products based on starches from corn or other raw materials. Application expertise, quality, service and price are the major competitive factors for PFI.

Some of the Company's competitors have significantly greater financial and technical resources than the Company.

EMPLOYEES

At October 23, 1998, Penford and its subsidiaries had 398 employees. Penford's specialty paper chemicals operations, food ingredients operations, and executive office employed 341, 49 and 8 persons, respectively. Approximately 45% of the employees are represented by unions. Management believes its employee relations are good. The Company's collective bargaining agreement covering all of its unionized employees was completed in July 1997 and expires in 2001.

METHODS OF DISTRIBUTION

Penford Products and Penford Food Ingredients sales are generated using a combination of direct sales and distributor agreements.

Penford Products' customers may purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to five years or on a spot basis. Approximately 60% of sales are under fixed price contracts, 30% represents formula price business with the remainder consisting of spot sales. Products are shipped in either a bulk or bagged format.

d)   FOREIGN OPERATIONS AND EXPORT SALES:

Export sales have accounted for approximately 11% of the Company's total sales in fiscal 1998 and less than 10% during fiscal 1997 and 1996.

ITEM 2:  PROPERTIES

The Company's offices, which are leased, are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004-5193. The Registrant's mailing address is, P.O. Box 1688, Bellevue, Washington 98009-1688. Other facilities as of August 31, 1998 are as follows:

                        Bldg. Area        Land Area        Owned/               Function of
                         (Sq. Ft.)         (Acres)         Leased                Facility
                         ---------         -------         ------                --------
Cedar Rapids, Iowa        707,000            29           Owned                 Manufacture
                                                                                of corn starch
                                                                                products



Englewood, Colorado        45,000            -            Leased -- Expires     Offices and
                                                          April 2000            research
                                                                                laboratories


Idaho Falls, Idaho         31,000            6            Owned                 Manufacture of
                                                                                industrial potato
                                                                                starch products

Richland, Washington       16,000            3            Leased -- Expires     Manufacture of
                                                          November 2014,        food - grade potato
                                                          with renewal option   and tapioca starch
                                                                                products


Plover, Wisconsin          54,000            9            Owned                 Manufacture of
                                                                                food - grade potato
                                                                                starch products


The corn wet milling operation in Cedar Rapids, Iowa has operating capacity, measured in bushels ground, of approximately 72,000 bushels per day. The grind operates continuously except for periodic maintenance.

Most major properties are owned. The Company believes that its production facilities are well maintained and in good condition and that the capacities of the plants are suitable and generally sufficient to meet current production requirements. See "Management's Discussion and Analysis forward-looking Statements." The Company is continually undertaking a process of expanding and improving its property, plant and equipment.

ITEM 3:  LEGAL PROCEEDINGS

In November, 1997, the Company was notified by the Idaho Falls Police
Department that a nearby resident had complained about health problems allegedly caused by starch emissions from the Company's Idaho Falls facility.
In December, 1997, a group of nearby residents filed a Notice of Intent to Bring Suit with the Idaho Department of Environmental Quality and the U.S. Environmental Protection Agency pursuant to the Clean Air Act, the Comprehensive Environmental Response, the Compensation and Liability Act, and the Emergency Planning and Community Right-to-Know Act. The law permits these residents to initiate a suit to enforce compliance with these statutes beginning 60 days after such a notice. To date, the residents have not commenced any such suit.

In January, 1998, the Idaho Department of Environmental Quality issued a notice of violation alleging a number of violations of the Idaho air pollution control statute and the Company's air quality permit limits. On July 24, 1998, the Company settled this matter and agreed to pay a penalty of $50,400.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Name                        Age                     Title
----                        ---                     -----
Jeffrey T. Cook              42         President and
                                          Chief Executive Officer
                                          of Registrant                         1998 - current
                                        Vice President-Finance and
                                            Chief Financial Officer of
                                            Registrant                          1991 - 1998
                                        Treasurer of Registrant                 1988 - 1991

Victor W. Breed              38         Vice President-Finance and
                                          Chief Financial Officer of
                                          Registrant                            1998 - current
                                        Corporate Director of Finance of
                                          Registrant                            1997 - 1998
                                        Senior Manager, Ernst & Young LLP       1982 - 1997

Robert G. Widmaier, Ph.D.    50         Vice President-Technical
                                          Director and Chief Innovation
                                          Officer of Registrant                 1990 - current
                                        Vice President-Technical
                                          Director of Registrant                1988 -1990

Francis C. Rydzewski         48         Vice President of Registrant
                                          and President and General
                                          Manager, Penford Products Co.,
                                          a wholly-owned subsidiary of
                                          Registrant                            1996 - current
                                        Executive Vice President of
                                          Operations, Penford Products Co.,
                                          a wholly-owned subsidiary of
                                          Registrant                            1995 - 1996
                                        Global Business Director,
                                          Air Products                          1972 - 1995

Gregory C. Horn              50         Vice President of Registrant
                                          and President and General
                                          Manager, Penford Food
                                          Ingredients Co.                       1995 - current
                                        Vice President of Marketing,
                                          Penford Products Co.                  1993 - 1994
                                        Vice President and General
                                          Manager, Sarah Lee
                                          Corporation                           1992 - 1993
                                        Vice President and General
                                          Manager, Churchill
                                          Industries                            1990 - 1992

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Penford common stock, $1.00 par value, trades on the Nasdaq National Market under the symbol "PENX." On October 23, 1998, there were 1,061 shareholders of record. The high and low closing prices of the Company's common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.



                                                  HIGH              LOW
                                                  ----              ---
1997/1998
        Quarter Ended November 30                $41.00            $32.38
        Quarter Ended February 28                $40.63            $28.00
        Quarter Ended May 31                     $35.25            $30.88
        Quarter Ended August 31 (1)              $32.25            $23.50

1996/1997
        Quarter Ended November 30                $20.00            $17.50
        Quarter Ended February 28                $20.25            $17.00
        Quarter Ended May 31                     $20.00            $18.25
        Quarter Ended August 31                  $34.50            $18.75

(1) The distribution to the Company's shareholders of all of the stock of PPCO was completed, effective at the close of business August 31, 1998. The closing price of the Company's common stock on August 31, 1998 was $26.50. From September 1, 1998 through October 23, 1998, the high and low closing prices for the Company's common stock were $15.75 and $10.88, respectively.

During each quarter in fiscal years 1998 and 1997, a $0.05 per share cash dividend was declared. The Company anticipates that it will continue to pay such quarterly dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                             Year Ended August 31
                                            ------------------------------------------------------------------------------------
(Thousands of dollars except share and
        per share data)                        1998               1997               1996             1995               1994
--------------------------------------------------------------------------------------------------------------------------------
Operating Data:

  Sales                                     $  163,045         $  170,057         $  168,018       $  149,663         $  136,259
  Gross margin percentage                         28.0%              25.2%              23.4%            26.5%              24.7%
  Income from operations                    $   18,229 (1)     $   17,469         $   15,264       $   16,619         $   12,640

  Income from continuing
      operations                            $    8,110         $    8,934(2)      $    6,969       $    8,269(3)      $    7,214

  Earnings per common share from
      continuing operations, diluted        $     1.08         $     1.25         $     0.99       $     1.18         $     1.01
  Dividends declared per common share       $     0.20         $     0.20         $     0.20       $     0.20         $     0.20
  Weighted average common shares
    and equivalents outstanding              7,530,640          7,131,725          7,007,340        7,018,970          7,110,953

Balance Sheet Data:

  Net property, plant and equipment         $  107,049         $  108,099         $  100,463       $   91,067         $   81,583
  Capital expenditures                          10,768             18,349             19,447           18,659             10,620
  Total debt                                    73,896             67,746             66,763           62,898             46,997
  Shareholders' equity                          53,995             89,101             78,572           72,476             67,527
  Total assets                                 183,208            213,508            200,317          184,261            136,128

Note: All data except share and per share data has been restated to reflect the distribution of 100% of the common stock of Penwest Pharmaceuticals Co. (PPCO) to the shareholders of Penford Corporation which was completed on August 31, 1998.


(1) Includes a pretax charge of approximately $1.9 million ($1.3 million after-tax, or $0.17 per share) related to restructure costs recorded in connection with the spin-off of PPCO.

(2) Includes a pretax gain of approximately $1.2 million ($800,000 after-tax, or $0.11 per share) related to the sale of Southern California air emission credits.

(3) Includes a pretax gain of approximately $899,000 ($580,000 after-tax, or $0.08 per share) related to the sale of assets of Pacific Cogeneration, Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Spin-off of Penwest Pharmaceuticals Co.

On May 19, 1998, Penford announced a plan to effect a tax-free distribution to its shareholders of all of the stock of the Company's pharmaceuticals subsidiary, Penwest Pharmaceuticals Co. ("PPCO"). The distribution, which was completed August 31, 1998 represented the culmination of a plan announced last year to foster the growth potential of the Company's specialty paper chemical and food ingredients businesses, and separately, the pharmaceuticals business.

The original plan, announced in October 1997, called for PPCO to complete an initial public offering ("IPO"), followed by a tax-free distribution of the Company's shares of PPCO. PPCO's IPO was postponed in December of 1997 due to market conditions for new issues in general, as well as for health care and technology stocks in particular. Subsequently, the Company concluded that the objective of enhancing shareholder value could best be achieved through a tax-free distribution of PPCO to Penford Corporation shareholders, rather than wait for improvement in the initial public offering market. The spin-off required that a bank line of credit of $15 million be obtained by PPCO and guaranteed by Penford Corporation. On September 1, 1998 shares of PPCO began trading on the Nasdaq National Market under the symbol "PPCO."

As a result of the plan, Penford Corporation has reported PPCO as a discontinued operation in the accompanying financial statements. One time charges totaling $5.6 million ($3.6 million after-tax) were included as a component of discontinued operations reflecting the costs of separating the two businesses including direct costs such as professional fees, investment banking fees and other costs of establishing PPCO as a separate public company of approximately $3.3 million and operating losses of $2.3 million from May 31, 1998 to the distribution date, August 31, 1998. The PPCO loss from operations through May 31, 1998 of $7.9 million ($5.1 million after-tax) includes the write-off of certain costs incurred in connection with the previously planned IPO of approximately $1.7 million.

In addition, the Company incurred restructuring costs of $1.9 million charged to continuing operations consisting primarily of estimated costs associated with implementing the spin-off, severance costs and facilities charges incurred in connection with the downsizing of the corporate headquarters. The Company continues to believe the estimate is reasonable and expects the majority of related obligations remaining at August 31, 1998 of $1.8 million will be settled in the first half of fiscal 1999.

The financial results discussed below are comprised of the Company's continuing operations in the carbohydrate-based specialty paper chemical and food ingredients businesses.

Results of Operations

Fiscal 1998 vs. Fiscal 1997

Sales decreased $7.0 million or 4.1% in fiscal 1998. The decrease is primarily a result of lower corn prices in 1998. Corn is a key component in Penford Products' paper chemicals and changes in corn costs are generally passed through to customers. Corn prices trended lower throughout fiscal 1998. Sales were affected late in the fiscal year by worldwide economic conditions which have had an adverse affect on the operations of Penford Products' customers in the papermaking industry.

Volumes at Penford Products increased nominally in fiscal 1998. Growth opportunities were limited, particularly in the second half of fiscal 1998, as the Company's North American paper customers were negatively impacted by the Asian economic crisis and uncertainties in the global economy.

The Company's customers in the North American paper industry are experiencing significant competition from imports as demand for paper in Asia and other foreign markets has decreased. Adverse developments in the paper industry could negatively affect the business of Penford Products.

Shipments of food grade starch volumes at Penford Food Ingredients ("PFI") increased by 32.5% in 1998. The increase was primarily the result of the continued expansion of markets for coating products, and the introduction of a line of products for processed meat applications.

On a consolidated basis, gross margin was 28.0% in 1998 compared to 25.2% in 1997. The increase reflects an emphasis on cost controls and lower raw material costs at both Penford Products and PFI, increased manufacturing efficiency associated with higher volumes at PFI, and the impact of Company-wide process improvements implemented during the year.

Excluding restructuring costs, operating expenses increased $100,000 or less than 1.0% in 1998. General and administrative cost reductions, primarily a result of lower corporate office expenses in the second half of the year, were offset by higher research and development costs of $200,000, or 4.3%, mainly due to new product development expenditures at Penford Products.

Restructure costs of $1.9 million were recorded in the third quarter of fiscal 1998, in conjunction with the spin-off of PPCO. See "Spin-off of Penwest Pharmaceuticals Co."

Interest expense increased $471,000, or 8.8%, due to higher outstanding debt balances and lower capitalized interest in the current year.

As a result, income from continuing operations before income taxes, excluding the restructuring charge, increased $982,000, or 7.3%, in 1998. After the restructuring charge, income from continuing operations before income taxes declined $949,000, or 7.1%.

The effective tax rate in 1998 was 35.0%, compared to 33.4% in 1997 when the Company benefited from tax credits. The effective tax rate for fiscal 1999 is expected to increase to approximately 36% primarily due to higher state income taxes. See "Forward-looking Statements".

Loss from discontinued operations of $5.1 million, net of tax, reflects the operating losses of PPCO for the nine months ended May 31, 1998 including the write-off of certain costs incurred in connection with the previously planned initial public offering of PPCO. Operating losses at PPCO increased due to a decrease in licensing fee income, higher general and administrative costs associated with the hiring of additional employees required for the Company to operate on a stand-alone basis after the spin-off, and higher research and development expenses related to the development of TIMERx controlled release formulations.

Loss on disposal, net of tax, of $3.6 million resulted from the decision to spin-off the pharmaceuticals business to shareholders. These costs include professional fees, investment banking fees, other costs of establishing PPCO as a separate public entity, and operating losses of PPCO from May 31, 1998 through the distribution date, August 31, 1998.

Fiscal 1997 vs. Fiscal 1996

Sales increased $2.0 million or 1.2% in fiscal 1997. The increase reflects higher volumes in each of the Company's divisions, partially offset by lower prices for the Company's corn based products due to lower corn prices in 1997. During 1997, corn prices generally trended down from the historical highs of late fiscal 1996. During 1997, Penford Products increased shipments of corn-based products by 6.0%, reflecting increased marketing efforts to certain key customers. Penford Food Ingredients volume increased by 31.0% primarily as a result of new customers for its french fry coating products.

Gross margin was 25.2% in 1997 compared to 23.4% in 1996. The increase reflects higher volumes at Penford Products and Penford Food Ingredients, lower corn costs and the impact of manufacturing efficiencies implemented during the year.

Operating expenses increased $1.3 million, or 5.3%. General and administrative costs rose by $0.9 million primarily for company-wide information technology support. Research and development expenses increased $371,000, or 9.7%, primarily due to increased headcount at Penford Food Ingredients.

Other income of $1.2 million represents a gain on the sale of Southern California air emission credits.

Interest expense increased $222,000, or 4.4%, primarily due to higher outstanding debt balances.

The effective tax rate was 33.4% in fiscal 1997 compared to 33.2% in the prior year. The effective rate is lower than the statutory rate primarily due to tax credits and the effects of the Company's foreign sales corporation.

Liquidity and Capital Resources

As of August 31, 1998 the Company had working capital of $16.2 million. The Company has an unsecured $75 million credit agreement under which $34.0 million was outstanding at the end of fiscal 1998. The Company's borrowing agreements contain financial covenants which require among other things, maintenance of certain leverage and fixed charge coverage ratios and include limitations on minimum net worth. The covenants presently limit the amount the Company could borrow under its credit agreement. The Company also has $10 million of credit lines that are used for overnight borrowings. These lines are utilized throughout the year and there was $4.4 million outstanding at the end of fiscal 1998.

The Company had $34.3 million of Senior Notes outstanding at August 31, 1998. The Company intends to refinance approximately $13 million of fiscal 1999 maturities under these Notes, through additional borrowings under the $75 million Credit Agreement. See "Forward-looking Statements."

The Company has guaranteed repayment of principal and interest and other obligations under a $15 million revolving credit facility obtained by PPCO. The Company's obligations under the guarantee are capped at $18 million and are reduced by the amount of certain sales of securities by PPCO. The Company is not liable for obligations of PPCO incurred after August 31, 2000. As of August 31, 1998 there were no amounts owed by PPCO under the facility.

Operating cash flow from continuing operations was $21.6 million, $20.8 million and $14.9 million in fiscal 1998, 1997 and 1996, respectively. The Company used operating cash flow and debt to finance capital expenditures and expenses relating to the distribution of PPCO in fiscal 1998.

Capital expenditures related to continuing operations were $10.8 million, $18.3 million and $19.4 million in 1998, 1997 and 1996 respectively. Capital expansion has been funded from operating cash flows and borrowings under lines of credit. Capital projects in 1998 were directed to increasing capacity, improving operational efficiency, and upgrading and modernizing equipment at Penford Products. In addition, the production capabilities of the Penford Food Ingredients facility in Plover, Wisconsin were expanded.

The Company expects the amount of capital expenditures in fiscal 1999 will be similar to fiscal 1998. Projects will be primarily directed to equipment modernization, process improvements and the completion of projects started in 1998. The Company intends to fund capital expenditures primarily from operating cash flows.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992, and has paid dividends each quarter since then. The Board of Directors reviews the dividend policy on a periodic basis.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. The Company did not repurchase any of its common stock during fiscal 1998.

Year 2000

The Company has undergone an assessment of its information systems for compliance with the Year 2000 issue. The assessment and resulting remediation efforts are addressing all facets of the Company including plant automation software including embedded controllers and process control devices, materials management, engineering, laboratory, business systems and general user software. In connection with the Company's ongoing capital program, and as part of the Year 2000 remediation, a series of technology related expenditures are planned, many of which have been, or are currently being implemented. The Company anticipates that internal Year 2000 compliance issues will be substantially remediated in the first half of calendar 1999.

It is anticipated that total expenses for Year 2000 remediation efforts may range from $500,000 to $700,000, approximately 50% of which had been expended as of August 31, 1998. See "Forward-looking Statements."

The Company does not anticipate significant delays in finalizing internal Year 2000 remediation efforts. See "Forward-looking Statements." However, third parties having a material relationship with the Company may be a potential risk based on their Year 2000 preparedness, which is not within the Company's control. The Company is in the process of identifying and evaluating the Year 2000 preparedness of critical customers, suppliers and service providers. This review should be completed early in calendar 1999. Pending the results of that review, the Company will, if necessary, consider alternatives to its planned course of efforts.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of critical third-parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

Forward-looking Statements

This report contains forward-looking statements concerning the estimated capital expenditures, long-term debt maturities, the price and availability of raw materials, estimated expenses related to year 2000 issues and year 2000 preparedness, and the anticipated results of the Company. Certain forward-looking statements are identified with a cross-reference to this section. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products; unanticipated costs, expenses or third party claims; the risk that results may be effected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; the possibility of technical difficulties or cost overruns in the Company's Year 2000 compliance program; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update any forward-looking statements if circumstances or management's estimates or opinions should change.

ITEM 7A:  MARKET RISK DISCLOSURES.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The market risk associated with the Company's market risk sensitive instruments is the potential loss from adverse changes in interest rates and commodities prices.

INTEREST

The fair market value of the Company's long-term debt is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowings. The fair value of the Company's long-term debt was $76.3 million as of August 31, 1998, representing an excess of approximately $2.4 million over the carrying value. The Company's market risk has been calculated as the possible increase in fair value resulting from a hypothetical one point change in interest rates. The market risk associated with a one point change in interest rates is approximately $1.0 million. See "Management's Discussion and Analysis, Forward-looking Statements."

COMMODITIES

The availability and price of corn, the Company's most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. The Company generally follows a policy of hedging corn purchases related to fixed price sales contracts to reduce price risk caused by market fluctuations. The instruments used are principally readily marketable exchange traded futures contracts, which are designated as hedges. The changes in market value of such contracts have a high correlation to changes in the price of corn. To obtain a proper matching of revenue and expense, gains or losses arising from hedging transactions are included in inventories as a cost of the raw material and reflected in earnings when the related sale is made.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its raw material position. The Company's net commodity position consists primarily of inventories and purchase contracts and exchange traded futures contracts which hedge fixed sales commitments. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. As of August 31, 1998 the fair value of the Company's net corn position was approximately $1.3 million. The market risk associated with a 10% adverse change in corn prices is estimated at $130,000. Actual results could differ from this analysis. See "Management's Discussion and Analysis, Forward-looking Statements."

ITEM 8:   PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                  August 31
 (Thousands of dollars)                                    1998               1997
------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                $   3,200
Trade accounts receivable                                   20,957         $  22,469
Inventories                                                 16,152            14,276
Prepaid expenses and other                                   5,424             4,938
                                                         ---------         ---------
  Total current assets                                      45,733            41,683
Property, plant and equipment:
  Land                                                       4,735             4,138
  Plant and equipment                                      189,685           182,506
  Construction in progress                                   8,243             5,988
  Less accumulated depreciation                            (95,614)          (84,533)
                                                         ---------         ---------
    Net property, plant and equipment                      107,049           108,099
Deferred income taxes                                       13,781            11,007
Restricted cash value of life insurance                     11,371            12,691
Other assets                                                 5,274             5,138
Net assets of discontinued operations                                         34,890
                                                         ---------         ---------
                                                         $ 183,208         $ 213,508
                                                         =========         =========
Liabilities and shareholders' equity

Current liabilities:
Bank overdraft, net                                                        $   1,019
Accounts payable                                         $   8,509             8,131
Accrued liabilities                                          5,596             7,094
Current portion of long-term debt                           13,697             5,955
Accrued liabilities, discontinued operations                 1,761
                                                         ---------         ---------
  Total current liabilities                                 29,563            22,199
Long-term debt                                              60,199            61,791
Other postretirement benefits                               10,383            10,143
Deferred income taxes                                       21,882            21,867
Other liabilities                                            7,186             8,407

Commitments and Contingencies

Shareholders' equity:
Common stock, par value $1.00 per share,
  authorized 29,000,000 shares, issued 9,130,062
  shares in 1998 and 9,093,251 in 1997, including
  treasury shares                                            9,130             9,093
Additional paid-in capital                                  20,223            18,466
Retained earnings                                           54,644            93,854
Treasury stock, at cost, 1,773,560 shares in 1998
  and 1,830,735 in 1997                                    (29,647)          (30,604)
Note receivable from Savings
  and Stock Ownership Plan                                    (355)             (639)
Cumulative translation adjustment                                             (1,069)
                                                         ---------         ---------
  Total shareholders' equity                                53,995            89,101
                                                         ---------         ---------
                                                         $ 183,208         $ 213,508
                                                         =========         =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                        Year Ended August 31
(Thousands of dollars except share and per share data)        1998             1997             1996
--------------------------------------------------------------------------------------------------------
Sales                                                      $   163,045      $   170,057      $   168,018
Cost of sales                                                  117,405          127,225          128,676
                                                           -----------      -----------      -----------
Gross margin                                                    45,640           42,832           39,342

Operating expenses                                              25,480           25,363           24,078
Restructure costs                                                1,931
                                                           -----------      -----------      -----------
Income from operations                                          18,229           17,469           15,264
Other income                                                                      1,200
Investment income                                                   34               72              277
Interest expense                                                (5,794)          (5,323)          (5,101)
                                                           -----------      -----------      -----------
Income from continuing operations
  before income taxes                                           12,469           13,418           10,440
Income taxes                                                     4,359            4,484            3,471
                                                           -----------      -----------      -----------
Income from continuing operations                                8,110            8,934            6,969

Discontinued operations:
  Loss from operations, net of applicable
    income tax benefit of $2,771, $1,190 and $1,039             (5,137)          (2,309)          (1,917)
  Loss on disposal, including operating losses
    from May 31, 1998 through disposal date,
    net of applicable income tax benefit
    of $1,967                                                   (3,605)
                                                           -----------      -----------      -----------
Net income (loss)                                          $      (632)     $     6,625      $     5,052
                                                           ===========      ===========      ===========

Weighted average common shares and
  equivalents outstanding                                    7,530,640        7,131,725        7,007,340
                                                           ===========      ===========      ===========

Earnings per common share from
  continuing operations;
      Basic                                                $      1.11      $      1.28      $      1.02
                                                           ===========      ===========      ===========
      Diluted                                              $      1.08      $      1.25      $      0.99
                                                           ===========      ===========      ===========

Earnings (loss) per common share;
      Basic                                                $     (0.09)     $      0.95      $      0.74
                                                           ===========      ===========      ===========
      Diluted                                              $     (0.08)     $      0.93      $      0.72
                                                           ===========      ===========      ===========


Dividends declared per common share                        $      0.20      $      0.20      $      0.20
                                                           ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year Ended August 31
(Thousands of dollars)                                1998           1997           1996
------------------------------------------------------------------------------------------
Operating activities:
Income from continuing operations                   $  8,110       $  8,934       $  6,969
Adjustments to reconcile income from
  continuing operations to net cash from
  continuing operations
    Depreciation                                      12,087         10,857          9,840
    Deferred income taxes                              1,075           (179)         1,174
    Stock compensation expense related to non-
    employee director stock options                      219            246
  Change in operating assets and liabilities
    of continuing operations
    Trade receivables                                  1,512           (448)        (3,154)
    Inventories                                       (1,876)          (663)        (4,608)
    Accounts payable, prepaids and other                 484          2,054          4,689
                                                    --------       --------       --------
Net cash from continuing operations                   21,611         20,801         14,910

Net cash used in discontinued operations             (12,170)        (5,898)        (3,785)
                                                    --------       --------       --------

Net cash from operating activities                     9,441         14,903         11,125

Investing activities:
Acquisitions of fixed assets, net                    (10,768)       (18,349)       (19,447)
Other                                                  1,291          1,118          1,242
                                                    --------       --------       --------
Net cash used by investing activities                 (9,477)       (17,231)       (18,205)

Financing activities:
Proceeds from unsecured line of credit                87,867         87,875         60,847
Payments on unsecured line of credit                 (89,512)       (87,765)       (54,962)
Proceeds from long-term debt                          39,000          5,000         15,250
Payments on long-term debt                           (31,205)        (4,127)       (17,270)
Exercise of stock options                                721          3,671            876
Purchase of officers' life insurance                  (1,158)        (1,158)        (2,501)
Payment of dividends                                  (1,458)        (1,391)        (1,017)
                                                    --------       --------       --------
Net cash from financing activities                     4,255          2,105          1,223
                                                    --------       --------       --------
Net increase (decrease) in cash                        4,219           (223)        (5,857)
Cash (bank overdrafts) and cash
  equivalents at beginning of year                    (1,019)          (796)         5,061
                                                    --------       --------       --------
Cash (bank overdrafts) and cash
  equivalents at end of year                        $  3,200       $ (1,019)      $   (796)
                                                    ========       ========       ========

Supplemental disclosure of cash flow information

Cash paid during the year for:
  Interest                                          $  6,206       $  5,924       $  5,392
  Income taxes                                      $  1,832       $  1,273       $  1,317

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                    Note Receiv-
                                                                                      able from                     Total
                                            Additional                                Savings &    Cumulative       Share-
                                 Common      Paid-In      Retained      Treasury       Stock      Translation      holders'
(Thousands of dollars)           Stock       Capital      Earnings       Stock     Ownership Plan  Adjustment      Equity
----------------------------------------------------------------------------------------------------------------------------
Balances, September 1, 1995     $  8,591     $ 12,550     $ 84,949      $(30,637)     $ (2,978)     $   (493)     $ 71,982

Net income                                                   5,052                                                   5,052
Exercise of stock options             86          790                                                                  876
Tax benefit of stock option
  exercises                                       293                                                                  293
Savings and Stock Ownership
  Plan activity                                                                          1,236                       1,236
Translation gain                                                                                          60            60
Dividends declared                                          (1,361)                                                 (1,361)
                                --------     --------     --------      --------      --------      --------      --------

Balances, August 31, 1996          8,677       13,633       88,640       (30,637)       (1,742)         (433)       78,138

Net income                                                   6,625                                                   6,625
Exercise of stock options            416        3,255                                                                3,671
Tax benefit of stock option
  exercises                                     1,328                                                                1,328
Stock compensation expense
  related to non-employee
  director stock options                          246                                                                  246
Savings and Stock Ownership
  Plan activity                                     4                         33         1,103                       1,140
Translation loss                                                                                        (636)         (636)
Dividends declared                                          (1,411)                                                 (1,411)
                                --------     --------     --------      --------      --------      --------      --------

Balances, August 31, 1997          9,093       18,466       93,854       (30,604)         (639)       (1,069)       89,101

Net loss                                                      (632)                                                   (632)
Spin-off of PPCO                                           (37,115)                                    1,069       (36,046)
Exercise of stock options             37          684                                                                  721
Stock compensation expense
  related to non-employee
  director stock options                          219                                                                  219
Savings and Stock Ownership
  Plan activity                                   854                        957           284                       2,095
Dividends declared                                          (1,463)                                                 (1,463)
                                --------     --------     --------      --------      --------      --------      --------

Balances, August 31, 1998       $  9,130     $ 20,223     $ 54,644      $(29,647)     $   (355)     $      0      $ 53,995
                                ========     ========     ========      ========      ========      ========      ========



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Penford Corporation (Penford or the Company) is in the business of developing, manufacturing and marketing carbohydrate-based specialty chemicals for the paper making, food ingredients and specialty textile industries. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

Basis of Presentation

The consolidated financial statements include Penford and its wholly-owned subsidiaries excluding Penwest Pharmaceuticals Co. (PPCO) which was spun-off to shareholders on August 31, 1998 and is reflected as a discontinued operation in the accompanying financial statements for all periods presented (See Note B). Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation including the reclassifications necessary to present PPCO as a discontinued operation. These reclassifications had no effect on previously reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Cash equivalents consist of money market funds, short-term deposits, and commercial paper. Amounts reported in the balance sheets represent cost which approximates market value.

Penford's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks of $499,000 and $1,192,000 are netted against cash at August 31, 1998 and 1997, respectively.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. The carrying value of financial instruments including cash, receivables, and payables approximates market value at August 31, 1998. The fair market value of long-term debt is approximately $76.3 million at August 31, 1998 with a carrying value of $73.9 million. At August 31, 1997, the fair value of long-term debt was approximately $69.9 million with a carrying value of $67.7 million. The fair value of fixed rate, long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowings.

Penford Products' two largest customers individually accounted for approximately 16% and 10% of sales in fiscal 1998, with the same two customers accounting for approximately 17% and 12% of sales in fiscal 1997. One customer represented approximately 14% of sales in fiscal 1996. Export sales accounted for approximately 11% of total sales in fiscal 1998 and were less than 10% of total sales in fiscal 1997 and 1996.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation assuming average useful lives of three to forty years for financial reporting purposes. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. Interest of $39,000, $537,000 and $300,000 was capitalized in 1998, 1997 and
1996, respectively.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes have been recorded using the liability method in recognition of these temporary differences.

Revenue Recognition

Sales revenue is recorded upon shipment of product.

Research and Development

Research and development costs of $4,358,000, $4,178,000 and $3,805,000 in 1998,
1997 and 1996, respectively, were charged to expense as incurred.

Recent Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in published financial reports. The Company will adopt the new requirements in fiscal 1999. Management has not yet determined the financial statement impact of SFAS No. 131.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective September 1, 1999. The Statement establishes standards for recognition and measurement of derivatives and hedging activities and will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined the financial statement impact of SFAS No. 133.

NOTE B
DISCONTINUED OPERATIONS

On May 19, 1998 the Company announced a plan to effect a tax-free spin-off to its shareholders of the Company's pharmaceuticals subsidiary, Penwest Pharmaceuticals Co. (PPCO). The spin-off superceded a plan announced in 1997 which called for PPCO to complete an initial public offering, followed by a tax-free spin-off. On August 31, 1998, Penford shareholders of record on August 10, 1998 received PPCO shares on a basis of three shares of PPCO for every two shares of the Company. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility which has been guaranteed by the Company. As of August 31, 1998 there were no amounts owed by PPCO under the facility.

The consolidated financial statements of the Company have been restated to reflect the divestiture of PPCO. Accordingly, the operating results, assets, liabilities and cash flows of PPCO have been excluded from their respective captions in the Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. These items have been reported as Net Assets of Discontinued Operations, Income from Discontinued Operations and Net Cash Flows from Discontinued Operations for all periods presented. As of August 31, 1998, other current assets include a note receivable from the Chairman and CEO of PPCO of $1.2 million, secured by real estate acquired in connection with his relocation to PPCO.

Summarized financial information for the discontinued operations is set forth below (Thousands of dollars):

                                                    August 31,
                                    ------------------------------------------
                                      1998             1997             1996
                                    --------         --------         --------
Sales                               $ 27,962         $ 26,577         $ 26,456
Pre-tax loss from operations         (10,183)          (3,499)          (2,956)
Identifiable assets                   42,762           38,583           35,316

The Company recorded one-time charges totaling $5.6 million ($3.6 million after tax) which are included as a component of discontinued operations. These charges comprise the costs of separating the two businesses including direct costs such as professional fees, investment banking fees and other costs of establishing PPCO as a separate public entity which approximated $3.3 million and operating losses of $2.3 million incurred from May 31, 1998, the measurement date through the spin-off date. The PPCO loss from operations of $7.9 million ($5.1 million after-tax) includes the write-off of certain costs incurred in connection with the previously planned IPO of PPCO of approximately $1.7 million. As of August 31, 1998 Penford forgave all intercompany borrowings of PPCO and reflected the distribution of PPCO stock to its shareholders as a reduction of consolidated retained earnings of $36.0 million.

In addition, restructuring costs of $1.9 million were charged to continuing operations reflecting other costs associated with implementing the spin-off including adjustments to the corporate office infrastructure, severance costs and other facilities charges. It is anticipated that related liabilities of $1.8 million as of August 31, 1998 will be settled in the first half of fiscal 1999.

NOTE C
INVENTORIES

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out (FIFO) method.

The Company generally follows a policy of hedging corn purchases related to fixed price sales contracts and certain anticipated corn purchases to minimize price risk due to market fluctuations. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. Gains or losses arising from open and closed hedging transactions are included in inventory as a cost of raw materials and reflected in the statement of income when the related product is sold.

Components of inventory are as follows:

August 31 (Thousands of dollars)                        1998              1997
--------------------------------------------------------------------------------
Raw materials, supplies and other                      $ 7,161           $ 4,995
Work in progress                                           900               885
Finished goods                                           8,091             8,396
                                                       -------           -------
  Total inventories                                    $16,152           $14,276
                                                       =======           =======

NOTE D
DEBT

August 31 (Thousands of dollars)                                           1998           1997
------------------------------------------------------------------------------------------------
Unsecured credit agreement, matures in fiscal 2003, 6.38%
  interest rate at August 31, 1998                                        $34,000        $20,250
Private placement, 8.43% interest rate, semiannual interest
  payments, annual principal payments of $2,857, final
  maturity in fiscal 2003                                                  14,285         17,143
Private placement, 8.09% interest rate, semiannual interest-only payments on $10 million principal with payment in fiscal 1999, and 8.85% interest rate, semiannual interest-only payments on
  $10 million principal with payment in fiscal 2007                        20,000         20,000
Unsecured note, 9.40% interest rate, due in quarterly installments
  through December 1999                                                     1,260          2,100
Note payable, 7.01% interest rate, quarterly
  principal and interest payments through October 1997                                     2,258
Lines of credit, average interest rate of 6.50% at August 31, 1998          4,351          5,995
                                                                          -------        -------
                                                                           73,896         67,746
Less current portion                                                       13,697          5,955
                                                                          -------        -------
Net long-term debt                                                        $60,199        $61,791
                                                                          =======        =======

Maturities of long-term debt for the fiscal years ending August 31, 1999 through 2003, and thereafter, are as follows (thousands of dollars):

                             1999                     $ 13,697
                             2000                        3,277
                             2001                        2,857
                             2002                        2,857
                             2003                       41,208
                           Thereafter                   10,000
                                                      --------
                                                      $ 73,896
                                                      ========

On July 2, 1998, the Company completed an unsecured $75.0 million revolving credit agreement with three banks which will expire on June 30, 2003. Borrowing rates available to the Company under the agreement are based on LIBOR or prime rate depending on the selection of borrowing options. The agreement replaced an unsecured revolving credit agreement with four banks which at July 2, 1998, had $25.3 million of borrowings outstanding.

The unsecured credit agreement, the private placements and other notes require, among other provisions, that the Company maintain certain leverage and fixed charge coverage ratios and include limitations on long-term indebtedness and minimum net worth.

The Company has uncommitted lines of credit aggregating $10.0 million, which provide for financing at various floating rates of which $4.4 million was outstanding at August 31, 1998.

The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of interest payment streams without an exchange of the underlying principal amount. Net amounts paid or received are reflected as adjustments to interest expense. The fair values of the swap agreements are not recognized in the financial statements. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates. Management continually monitors the credit ratings of its counterparties, and believes the risk of incurring such losses is remote, and that if incurred, such losses would be immaterial. At August 31, 1998, approximately $25 million of the Company's outstanding debt was subject to interest rate swap agreements. Of this amount, $15 million involves floating rate to fixed rate swaps which effectively fix rates at approximately 9.0% and $10 million involves fixed rate to floating rate swaps, with the floating rate approximating 6.6% at August 31, 1998.

Penwest Pharmaceuticals Co. has entered into a $15 million revolving credit facility which expires August 31, 2000. Penford Corporation has guaranteed repayment of principal, interest and other obligations under the facility. The Company's obligations under the guarantee are capped at $18 million and are reduced by the amount of certain sales of securities by PPCO. The Company is not liable for obligations of PPCO incurred after August 31, 2000. There were no borrowings under the agreement as of August 31, 1998.

NOTE E
LEASES

Certain of the Company's property, plant, and equipment is leased under operating leases ranging from one to fifteen years with renewal options. Rental expense under operating leases was $4,635,000, $4,089,000 and $4,421,000 for fiscal years ended August 31, 1998, 1997 and 1996, respectively. Future minimum lease payments as of August 31, 1998 for noncancellable operating leases having initial lease terms of more than one year are as follows (thousands of dollars):

Years ending August 31                            Operating Leases
----------------------                            ----------------
       1999                                           $  4,470
       2000                                              3,333
       2001                                              2,441
       2002                                              2,252
       2003                                              1,947
    Thereafter                                           8,147
                                                      --------
Total minimum lease payments                          $ 22,590
                                                      ========

NOTE F
STOCK OPTIONS

As of August 31, 1998 the Company had two stock option plans for which 1,500,000 shares of Common Stock were authorized for grants of options: the 1994 Stock Option Plan (the "1994 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). The 1994 Plan replaced the 1984 Stock Option Plan (126,000 shares outstanding at August 31, 1998) which expired in February 1994, and provides for the granting of stock options at the fair market value of the Company's Common Stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% of each year and expire 10 years and 10 days from the date of grant.

The Directors' Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company's Common Stock on the date of grant for annual retainers and meeting fees in lieu of cash compensation at each Directors' annual election. Options granted under the Directors' Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year.

Changes in stock options for the three years ended August 31 follow:

                                                                                           Wtd. Average
                                                 Shares            Option Price Range     Exercise Price
                                                 ------            ------------------     --------------
Fiscal 1996
Balance, September 1, 1995                      847,459             $ 5.59 - 27.50           $ 14.66
Granted                                         117,944              18.25 - 24.75             19.30
Exercised                                       (77,917)              5.59 - 22.63              9.17
Cancelled                                       (38,300)             22.50 - 27.50             23.90
                                                -------
Balance, August 31, 1996                        849,186               5.83 - 24.75             15.08
                                                =======
Options Exercisable                             454,692               5.83 - 24.75             10.86

Fiscal 1997
Granted                                         338,848            $ 13.13 - 18.75           $ 17.44
Exercised                                      (409,242)              5.83 - 22.75              8.66
Cancelled                                       (22,800)             18.25 - 21.00             20.29
                                                -------
Balance, August 31, 1997                        755,992              13.13 - 24.75             19.47
                                                =======
Options Exercisable                             199,625              13.13 - 24.75             19.00

Fiscal 1998
Granted                                          28,527            $ 22.88 - 28.03           $ 24.53
Exercised                                       (36,807)             17.00 - 23.75             19.56
Cancelled                                        (2,400)                     18.25             18.25
                                                -------
Balance, August 31, 1998                        745,312              13.13 - 28.03             19.65
                                                =======
Options Exercisable                             302,767              13.13 - 28.03             19.65

Shares available for future grant               858,681

The following table summarizes information concerning outstanding and exercisable options as of August 31, 1998:

                                     Options Outstanding                       Options Exercisable
                            ----------------------------------               -----------------------
                                         Wtd. Avg.
                                         Remaining      Wtd. Avg                              Wtd.Avg.
      Range of              Number of   Contractual     Exercise             Number of        Exercise
  Exercise Prices           Options         Life         Price               Options           Price
  ---------------           -------         ----         -----               -------           -----
   $ 13.13 - 17.00           96,739         7.87       $ 14.87                69,539         $ 14.04
     17.01 - 21.00          489,646         7.45         19.27               130,497           18.75
     21.01 - 28.03          158,927         4.89         23.73               102,731           23.87
                            -------                                          -------
                            745,312                                          302,767
                            =======                                          =======

Subsequent to the spin-off of PPCO on August 31, 1998 the exercise price and number of options outstanding were adjusted in order to preserve the options' value as of the distribution date. The number of shares available for grant under the Plan was also adjusted in accordance with the Plan provisions. In addition, the Board of Directors granted 459,000 options to Penford Corporation employees on September 1, 1998. Subsequent to these changes there are 1,433,761 options outstanding, with an average exercise price of $9.09, of which 449,527 are exercisable. There are 638,355 shares available for future grant.

Stock appreciation rights (SARs) to certain officers of the Company that were granted in December 1986 and fully vested as of August 31, 1996 were fully exercised during the first half of fiscal 1997. As a result of depreciation of Penford stock, compensation expense was credited for $28,000 and $451,000 in 1997 and 1996, respectively.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by APB Opinion No. 25, as allowed for in the Statement. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards. Had compensation cost been recognized based on the fair value at the date of grant for options awarded in 1998, 1997 and 1996 under the Plans, pro forma amounts of the Company's income from continuing operations and earning per common share from continuing operations would have been as follows (In thousands, except per share data):

                                                           Fiscal 1998    Fiscal 1997     Fiscal 1996
                                                           -----------    -----------     -----------
Income from continuing operations - as reported                 $8,110         $8,934          $6,969
Income from continuing operations -  pro forma                  $7,411         $8,003          $6,612

Earnings per common share from continuing
    operations - as reported                                     $1.11          $1.28           $1.02
Earnings per common share from continuing
    operations - pro forma                                       $1.01          $1.14           $0.97

Earnings per common share from
continuing operations, diluted - as reported                     $1.08          $1.25           $0.99
Earnings per common share from continuing
     operations, diluted - pro forma                             $0.98          $1.12           $0.94

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 4.2% to 6.1%; expected option life of each vesting increment of 2.8 years for employees and 3.0 years for non-employee directors; expected volatility ranging from 49% to 50%; and expected dividends of $0.20 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 1997 and 1996 was $9.46 and $10.57, respectively. There were no options granted under the 1994 Plan in fiscal 1998. The weighted average fair value of options granted under the Directors' Plan during fiscal years 1998, 1997 and 1996 was $16.42, $9.29 and $11.66, respectively. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 1998, 1997 and 1996 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 1998, 1997 and 1996 that vest over four to five years, and additional grants are generally made annually.

NOTE G
INCOME TAXES

Income tax expense on income from continuing operations consists of the following:

                                               Year Ended August 31
(Thousands of dollars)              1998               1997               1996
--------------------------------------------------------------------------------
Current
  Federal                         $ 1,687             $ 1,467            $ 1,751
  State                               100                 208                 87
                                  -------             -------            -------

                                    1,787               1,675              1,838

Deferred
  Federal                           2,579               2,571              1,532
  State                                (7)                238                101
                                  -------             -------            -------
                                    2,572               2,809              1,633
                                  -------             -------            -------
Total provision                   $ 4,359             $ 4,484            $ 3,471
                                  =======             =======            =======

A reconciliation of the statutory federal tax to the actual provision for taxes on income from continuing operations is as follows:

                                                                     Year Ended August 31
(Thousands of dollars)                                     1998             1997              1996
---------------------------------------------------------------------------------------------------
Statutory tax rate                                             35%              34%              34%
Statutory tax on income from continuing operations        $ 4,364          $ 4,562          $ 3,550
State taxes, net of federal benefit                            58              238              101
Tax credits, including research and
  development credits                                        (468)            (322)
Foreign sales corporation                                    (210)            (244)            (238)
Restructuring and other nondeductible expenses                633              114               27
Other                                                         (18)             136               31
                                                          -------          -------          -------
Total provision                                           $ 4,359          $ 4,484          $ 3,471
                                                          =======          =======          =======

The significant components of deferred tax assets and liabilities are as follows:

                                                               August 31
(Thousands of dollars)                                  1998               1997
--------------------------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit                       $ 4,932           $ 3,506
  Research and development credit                        1,223               947
  Postretirement benefits                                3,738             3,706
  Provisions for accrued expenses                        2,077             1,780
  Net operating loss carryforward                        1,015
  Other                                                    796             1,068
                                                       -------           -------
Total deferred tax assets                               13,781            11,007

Deferred tax liabilities:
  Depreciation                                          21,273            19,830
  Other                                                    609             2,037
                                                       -------           -------
Total deferred tax liabilities                          21,882            21,867
                                                       -------           -------
  Net deferred tax liabilities                         $ 8,101           $10,860
                                                       =======           =======


The Company has a net operating loss carryforward of approximately $2.8 million available to offset future taxable income. The carryforward begins to expire in 2012.

NOTE H
PENSION AND OTHER EMPLOYEE BENEFITS

Penford maintains two noncontributory defined benefit pension plans that cover substantially all employees.

Benefits under the plan for hourly employees are primarily related to years of service. Benefits for salaried employees are primarily related to years of credited service and the average of the highest five-years' consecutive earnings. Employees generally become eligible to participate in the plans after attaining age 21 and benefits normally become vested after five years of credited service.

The Company's funding policy is to contribute amounts to the plans sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974.

Assumptions used in the measurement of the projected benefit obligation included a discount rate of 6.8% in 1998 and 7.5% in 1997 and a rate of increase in compensation levels of 4.0% in 1998 and 1997 for the salaried employees. The expected long-term rate of return on plan assets is assumed to be 10.0% for 1998 and 1997, and 9.0% for 1996.

Net periodic pension expense consisted of the following (in thousands):

                                                                 Year Ended August 31
                                                        1998             1997            1996
----------------------------------------------------------------------------------------------
Service cost of benefits earned during the year        $   780         $   632         $   709
Interest cost on projected benefit obligation            1,541           1,466           1,426
Actual return on plan assets                              (475)         (6,036)         (2,278)
Net amortization and deferral                           (1,934)          4,246             892
                                                       -------         -------         -------
Net pension expense (benefit)                          $   (88)        $   308         $   749
                                                       =======         =======         =======

The following table sets forth the funded status of both pension plans (in thousands):

                                                                     August 31
                                                               1998             1997
--------------------------------------------------------------------------------------
Actuarial present value of projected obligation,
  based on service to date and current salary levels:
     Vested                                                  $ 21,613         $ 19,059
     Nonvested                                                    830              963
                                                             --------         --------
Accumulated benefit obligation                                 22,443           20,022
Effect of projected salary increases                            1,659            1,186
                                                             --------         --------
Projected benefit obligation                                   24,102           21,208
Plan assets at fair market value                               23,840           24,639
                                                             --------         --------
Plan assets in excess of projected benefit obligation            (262)           3,431
Unrecognized actuarial net gain                                (1,173)          (5,216)
Balance of unrecognized net obligation at
  transition being amortized over 15 years                        751              882
Unrecognized prior service cost                                 1,109            1,118
                                                             --------         --------
Net pension asset                                            $    425         $    215
                                                             ========         ========

Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds and real estate.

Savings And Stock Ownership Plan

The Company has a savings investment plan. The savings component, available to all employees, matches 75% of the employee's contribution up to 6% of the employee's pay, in the form of Penford common stock. During 1998, approximately 33,047 shares of stock were earned by plan participants. The savings component expense of the plan was $833,000, $734,000 and $575,000 for fiscal years 1998, 1997 and 1996, respectively. Compensation expense is recorded by the Company at the market value of shares contributed to the Plan.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. The profit-sharing expense, which reflects the market value of shares released to participants was $451,000, $175,000 and $434,000 for the fiscal years 1998, 1997 and 1996, respectively.

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

Supplemental Executive Retirement Plan

The Company sponsors a Supplemental Executive Retirement Plan (SERP), a non-qualified plan, which covers certain employees. For 1998, 1997 and 1996, the net pension expense accrued for the SERP was $650,000, $602,000 and $908,000, respectively.

Health Care And Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense when paid. Health care and life insurance expense was $2,455,000, $2,436,000 and $2,183,000 in 1998, 1997 and 1996, respectively.

NOTE I
OTHER POSTRETIREMENT BENEFITS

Penford maintains two postretirement benefit plans that cover substantially all salaried and hourly retirees.

Benefits under the plan for hourly employees include medical coverage, prescription drug coverage, and, to a certain grandfathered group, life insurance. Hourly participants contribute to the cost of the benefits based on a pension credit formula. Benefits under the plan for salaried employees include medical coverage and vision coverage. Salaried participants contribute, for the most part, 100% of the premiums. Presently the Company funds the current benefits on a cash basis, and therefore, there are no plan assets.

The following table sets forth the plan's status (in thousands of dollars):

     Accumulated postretirement benefit obligation:

                                                             August 31,      August 31,
                                                               1998            1997
                                                             ----------      ----------
        Retirees                                              $ 4,008        $ 3,752
        Fully eligible active plan participants                   704            621
        Other active plan participants                          3,232          2,415
                                                              -------        -------
        Accumulated post retirement benefit obligation          7,944          6,788
        Unrecognized actuarial net gain                         2,439          3,355
                                                              -------        -------

        Accrued postretirement benefit obligation             $10,383        $10,143
                                                              =======        =======


Net periodic postretirement benefit costs include the following components:

                                                                  Year Ended August 31
                                                           1998          1997           1996
                                                           -----         -----         -----
        Service cost of benefits earned during the
           period                                          $ 242         $ 210         $ 238
        Interest cost on accumulated postretirement
           benefit obligations                               496           470           475
        Net amortization and deferral                       (280)         (364)         (298)
                                                           -----         -----         -----

           Postretirement benefit expense                  $ 458         $ 316         $ 415
                                                           =====         =====         =====

Future benefit costs were estimated assuming medical costs would increase at a 8.5% annual rate for fiscal 1998, decreasing by one half of a percent ratably over the next six years to a rate of 5.5%. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at August 31, 1998 by $1.4 million, with an increase of $147,000 in the annual 1998 postretirement benefit expense. The weighted average discount rate used to estimate the accumulated postretirement obligation was 6.8% and 7.5% in 1998 and 1997, respectively.

NOTE J
SHAREHOLDERS' EQUITY

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

NOTE K
EARNINGS PER COMMON SHARE

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

The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except share and per share data):



                                                                                 Year Ended
                                                                                 August 31
                                                              1998                  1997                  1996
                                                          -------------         -------------         -------------
        Income from continuing operations                 $       8,110         $       8,934         $       6,969

        Discontinued operations                           $      (8,742)        $      (2,309)        $      (1,917)
                                                          -------------         -------------         -------------

        Net income (loss)                                 $        (632)        $       6,625         $       5,052
                                                          =============         =============         =============

        Weighted average common
          shares outstanding                                  7,303,056             7,001,209             6,805,740
        Net effect of dilutive
          stock options                                         227,584               130,516               201,600
                                                          -------------         -------------         -------------
        Weighted average common shares and
          equivalents outstanding                             7,530,640             7,131,725             7,007,340
                                                          =============         =============         =============

        Earnings (loss) per common share, basic:
          Continuing operations                           $        1.11         $        1.28         $        1.02
          Discontinued operations                         $       (1.20)        $       (0.33)        $       (0.28)
                                                          -------------         -------------         -------------

          Net income (loss)                               $       (0.09)        $        0.95         $        0.74
                                                          =============         =============         =============

        Earnings (loss) per common share, diluted:
          Continuing operations                           $        1.08         $        1.25         $        0.99
          Discontinued operations                         $       (1.16)        $       (0.32)        $       (0.27)
                                                          -------------         -------------         -------------

          Net income (loss)                               $       (0.08)        $        0.93         $        0.72
                                                          =============         =============         =============


Certain adjustments to outstanding options and new option grants were made on September 1, 1998, subsequent to the spin-off of PPCO (See Note F).


NOTE L
OTHER EVENTS

Sale of Air Emission Credits

In November 1996 the Company sold certain Southern California air emission credits and recognized a gain on the sale of $1.2 million, which is reflected as other income.

NOTE M
QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 1998                                         First            Second             Third            Fourth
(Thousands of dollars except per share data)      Quarter(1)         Quarter          Quarter(2)         Quarter             Total
-----------------------------------------------------------------------------------------------------------------------------------
Sales                                             $  41,818         $  40,723         $  40,306         $  40,198         $ 163,045
Gross margin                                         11,411            11,397            11,330            11,502            45,640
Income from continuing operations                     2,095             2,224             1,214             2,577             8,110
Discontinued operations                              (1,596)           (1,210)           (5,766)             (170)           (8,742)
Net income (loss)                                       499             1,014            (4,552)            2,407              (632)
Continuing operations:
  Earnings per common share                       $    0.29         $    0.30         $    0.17         $    0.35         $    1.11
  Earnings per common share, diluted              $    0.28         $    0.30         $    0.16         $    0.34         $    1.08

Dividends declared                                $    0.05         $    0.05         $    0.05         $    0.05         $    0.20

(1) Earnings per share for the first quarter of fiscal 1998 have been restated to conform to the requirements of SFAS No. 128, "Earnings Per Share," which the Company adopted in the second quarter (See Note K).

(2) Third quarter fiscal 1998 income from continuing operations includes restructure costs of $1.9 million ($1.3 million after-tax, or $0.17 per share) related to the spin-off of Penwest Pharmaceuticals Co.


Fiscal 1997(1)                                      First            Second             Third            Fourth
(Thousands of dollars except per share data)      Quarter(2)         Quarter           Quarter           Quarter            Total
------------------------------------------------------------------------------------------------------------------------------------
Sales                                             $  43,127         $  42,050         $  42,797         $  42,083         $ 170,057
Gross margin                                          9,122            10,165            11,800            11,745            42,832
Income from continuing operations                     2,034             1,842             2,435             2,623             8,934
Discontinued operations                                (627)             (586)             (623)             (473)           (2,309)
Net income                                            1,407             1,256             1,812             2,150             6,625
Continuing operations:
  Earnings per common share                       $    0.30         $    0.27         $    0.35         $    0.36         $    1.28
  Earnings per common share, diluted              $    0.29         $    0.26         $    0.35         $    0.35         $    1.25

Dividends declared                                $    0.05         $    0.05         $    0.05         $    0.05         $    0.20

(1) Earnings per share amounts in fiscal 1997 have been restated to conform to the requirements of SFAS No. 128, "Earnings Per Share" (See Note K).

(2) First quarter results include a gain of $800,000 after-tax, or $0.11 per share, from the sale of Southern California air emission credits.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Penford Corporation


We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



October 9, 1998
Seattle, Washington                               ERNST & YOUNG LLP

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



Jeffrey T. Cook
President and
Chief Executive Officer



Victor W. Breed
Vice President, Finance and
Chief Financial Officer

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.


PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1)    Financial Statements

               The consolidated balance sheets as of August 31, 1998 and 1997 and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1998 and the report of independent auditors are included in Part II, Item 8.

(a)     (2)    Financial Statement Schedules

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(a)     (3)    Exhibits

               See list of Exhibits on page 44. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.


(b)     Reports on Form 8-K

        A Form 8-K dated August 31, 1998 was filed reporting under Item 2 and
        Item 5 Registrant's distribution to Penford Corporation Stockholders of record on August 10, 1998, of approximately 11 million shares of common stock of Penwest Pharmaceuticals Co. Inc. (PPCO). The distribution completed Penford Corporation's previously announced spin-off of PPCO. Filed as exhibits were a copy of a press release dated September 1, 1998 relating to the spin-off, a Separation Agreement setting forth the agreement of the parties with respect to the principal corporate transactions required to effect the separation of the Registrant and PPCO, and certain other agreements that govern various interim and ongoing relationships.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Penford Corporation

Date:   November 20, 1998                    /s/ Jeffrey T. Cook
        -----------------                    -----------------------------------
                                             Jeffrey T. Cook, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   November 20, 1998                    /s/ Jeffrey T. Cook
        -----------------                    -----------------------------------
                                             Jeffrey T. Cook, President and
                                             Chief Executive Officer (Principal
                                             Executive Officer)


Date:   November 20, 1998                    /s/ Victor W. Breed
        -----------------                    -----------------------------------
                                             Victor W. Breed, Vice President,
                                             Finance and Chief Financial Officer
                                             (Principal Financial Officer)


Date:   November 20, 1998                    /s/  Keith T. Fujinaga
        -----------------                    -----------------------------------
                                             Keith T. Fujinaga, Corporate
                                             Controller (Principal Accounting
                                             Officer)



Directors

Jeffrey T. Cook*
Richard E. Engebrecht*
Paul E. Freiman*
Paul H. Hatfield*                            By /s/ Victor W. Breed
Sally G. Narodick*                              --------------------------------
William G. Parzybok, Jr.*
N. Stewart Rogers*                           Attorney-in-Fact*
William K. Street*                           Power of Attorney Dated

                                             Date October 14, 1998
                                                  ----------------

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

 (10.6)        Change of Control Agreements between Penford Corporation and
               Messrs. Cook, Widmaier, Talley, Horn, and Rydzewski (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

 (10.7)        Penford Corporation 1993 Non-Employee Director Restricted Stock
               Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

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

 (10.9) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March
               17, 1997)

 (10.10)       Penford Corporation Stock Option Plan for Non-Employee Directors
               (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

 (10.11) Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

 (10.12) Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

 (10.13)       Employee Benefits Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

 (10.14)       Tax Allocation Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

 (10.15)       Excipient Supply Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

  10.16        Restatement and Exchange Agreement amending the Senior Note
               Agreement among Penford Corporation as Borrower and Mutual of
               Omaha and Affiliates as lenders, dated as of August 1, 1998

  10.17        Guaranty Agreement dated as of August 1, 1998 by Penford Products
               Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant and Mutual of Omaha and Affiliates

  10.18 Intercreditor Agreement dated as of August 1, 1998 among the parties to the Credit Agreement dated July 2, 1998 and the parties to the Senior Note Agreements dated as of August 1, 1998.

  10.19 Restatement and Exchange Agreement amending the Note Agreement among Penford Corporation as Borrower, and Principal Mutual Life
               Insurance Company and TMG Life Insurance Company as lenders, dated as of August 1, 1998

  10.20        Guaranty Agreement dated as of August 1, 1998 by Penford Products
               Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant, Principal Mutual Life
               Insurance Company, and TMG Life Insurance Company

  10.21        Credit Agreement dated as of July 2, 1998 among Penford
               Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as the lenders, and The Bank of Nova Scotia, as agent for the lenders

  10.22        Specific Guarantee made by Penford Corporation in favor of The
               Bank of Nova Scotia (the "Bank") in respect to the indebtedness and liability of Penwest Pharmaceuticals Co. to the Bank under a letter loan agreement dated as of July 2, 1998

  10.23        Specific Guarantee made by Penford Products Co. in favor of The
               Bank of Nova Scotia (the "Bank") in respect to the indebtedness and liability of Penwest Pharmaceuticals Co. to the Bank under a letter loan agreement dated as of July 2, 1998

  10.24        Revolving Term Credit Facility in Favor of Penwest
               Pharmaceuticals Co. as borrowers and The Bank of Nova Scotia as lender dated as of July 2, 1998

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

Exhibit No.      Item
-----------      ----
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

 (10.6) Agreements relating to compensation in the event of a change in control of the corporation between the Corporation and Messrs.
                 Cook, Widmaier, Talley, Horn, and Rydzewski (a representative copy of these agreements filed as an Exhibit to Registrant's
                 Form 10-K for the fiscal year ended August 31, 1995, Commission
                 File No. 0-11488)

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

 (10.10)         Penford Corporation Stock Option Plan for Non-Employee
                 Directors (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996, Commission File Number
                 0-11488)

 (10.13)         Employee Benefits Agreement dated as of July 31, 1998 between
                 Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998, Commission File
                 Number 0-11488)