Form 10-Q
period 1998-11-30
PENFORD CORP
filed 1999-01-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

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

                                    (425) 462-6000
                                    --------------
                 (Registrant's telephone number, including area code)

        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes     [X]       No        [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 6, 1999.

             Class                                        Outstanding
             -----                                        -----------
Common stock, par value $1.00                              7,416,788

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                 Page No.
                                                                 --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets                                3
         November 30, 1998 and August 31, 1998

Condensed Consolidated Statements of Income                          4
         Three Months Ended November 30, 1998 and
         November 30, 1997

Condensed Consolidated Statements of Cash Flow                       5
         Three Months Ended November 30, 1998 and
         November 30, 1997

Notes to Condensed Consolidated Financial Statements                6-7


Item 2 - Management's Discussion and Analysis of                   8-11
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                   11
         About Market Risk


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          12

Item 2 - Changes in Securities                                      12

Item 3 - Defaults Upon Senior Securities                            12

Item 4 - Submission of Matters to a Vote of Security Holders        12

Item 5 - Other Information                                          12

Item 6 -   Exhibits and Reports on Form 8-K                        12-14

SIGNATURES                                                          15

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                          November 30,     August 31,
                                                             1998             1998
                                                          -----------      ----------
                                     ASSETS
Current assets:
        Cash and cash equivalents                          $   2,193        $   3,200
        Trade accounts receivable                             19,436           20,957
        Inventories:
           Raw materials and other                             6,769            7,161
           Work in progress                                      653              900
           Finished goods                                      7,887            8,091
                                                           ---------        ---------
                                                              15,309           16,152
        Prepaid expenses and other                             4,210            5,424
                                                           ---------        ---------
           Total current assets                               41,148           45,733

Net property, plant and equipment                            109,234          107,049
Deferred income taxes                                         13,798           13,781
Restricted cash value of life insurance                       11,371           11,371
Other assets                                                   5,348            5,274
                                                           ---------        ---------

           Total assets                                    $ 180,899        $ 183,208
                                                           =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                   $   9,358        $   8,509
        Accrued liabilities                                    6,931            5,596
        Current portion of long-term debt                     13,697           13,697
        Accrued liabilities, discontinued operations             436            1,761
                                                           ---------        ---------
           Total current liabilities                          30,422           29,563

Long-term debt                                                54,791           60,199
Other postretirement benefits                                 10,428           10,383
Deferred income taxes                                         21,712           21,882
Other liabilities                                              7,510            7,186

Shareholders' equity:
        Common stock                                           9,132            9,130
        Additional paid-in capital                            20,263           20,223
        Retained earnings                                     56,572           54,644
        Treasury stock                                       (29,647)         (29,647)
        Note receivable from Savings and
           Stock Ownership Plan                                 (284)            (355)
                                                           ---------        ---------

        Total shareholders' equity                            56,036           53,995
                                                           ---------        ---------

        Total liabilities and shareholders' equity         $ 180,899        $ 183,208
                                                           =========        =========



See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)


                                                Three Months Ended November 30,
                                                -------------------------------
                                                   1998                1997
                                                -----------         -----------
Sales                                           $    38,723         $    41,818

Cost of sales                                        28,089              30,407
                                                -----------         -----------

    Gross margin                                     10,634              11,411

Operating expenses                                    5,675               6,792
                                                -----------         -----------

    Income from operations                            4,959               4,619

Interest expense, net                                (1,428)             (1,409)
                                                -----------         -----------

    Income from continuing
    operations before income taxes                    3,531               3,210

Income taxes                                          1,236               1,115
                                                -----------         -----------

Income from continuing operations                     2,295               2,095

Loss from discontinued operations                        --              (1,598)
                                                -----------         -----------

Net income                                      $     2,295         $       497
                                                ===========         ===========


Weighted average common shares
and equivalents outstanding                       7,749,191           7,530,490


Earnings per common share
from continuing operations;
       Basic                                    $      0.31         $      0.29
                                                ===========         ===========
       Diluted                                  $      0.30         $      0.28
                                                ===========         ===========

Earnings per common share;
       Basic                                    $      0.31         $      0.07
                                                ===========         ===========
       Diluted                                  $      0.30         $      0.07
                                                ===========         ===========

Dividends declared per common share             $      0.05         $      0.05
                                                ===========         ===========



See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in Thousands)

                                                                                 Three Months Ended
                                                                                     November 30
                                                                               ------------------------
                                                                                 1998            1997
                                                                               --------        --------
Operating Activities:
        Income from continuing operations                                      $  2,295        $  2,095
        Adjustments to reconcile income from continuing
           operations to net cash from continuing operations:
               Depreciation                                                       3,006           2,934
               Deferred income taxes                                               (187)            179
               Change in operating assets and liabilities of
               continuing operations:
                  Trade receivables                                               1,521           1,090
                  Inventories                                                       843             170
                  Accounts payable, prepaids and other                            3,203          (1,630)
                                                                               --------        --------
        Net cash flow from continuing operations                                 10,681           4,838

              Net cash used in discontinued operations                           (1,017)         (2,116)
                                                                               --------        --------

              Net cash from operating activities                                  9,664           2,722

Investing Activities:
        Additions to property, plant and equipment, net                          (5,175)         (2,556)
        Other                                                                       279             473
                                                                               --------        --------
        Net cash used in investing activities                                    (4,896)         (2,083)

Financing Activities:
        Proceeds from unsecured line of credit                                    6,355          22,573
        Payments on unsecured line of credit                                     (8,696)        (24,565)
        Proceeds of long-term debt                                                   --           5,000
        Payments on long-term debt                                               (3,067)         (2,468)
        Exercise of stock options                                                    --              55
        Payment of dividends                                                       (367)           (364)
                                                                               --------        --------
        Net cash from (used in) financing activities                             (5,775)            231
                                                                               --------        --------

        Net increase (decrease) in cash and equivalents                          (1,007)            870
        Cash and cash equivalents (bank overdrafts) at
                    beginning of period                                           3,200          (1,019)
                                                                               --------        --------
              Cash and cash equivalents (bank overdrafts) at
                    end of period                                              $  2,193        $   (149)
                                                                               ========        ========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company") annual report on Form 10-K for the fiscal year ended August 31, 1998.

        Certain prior year amounts have been reclassified to conform with current year presentation including the reclassifications necessary to present Penwest Pharmaceuticals Co. ("PPCO") as a discontinued operation. These reclassifications had no effect on previously reported net income.

2.      DISCONTINUED OPERATIONS

        At the end of fiscal 1998, Penford completed a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, PPCO. On August 31, 1998, Penford shareholders of record on August 10, 1998 received PPCO shares on a basis of three shares of PPCO for every two shares of the Company. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility which is guaranteed by Penford. As of November 30, 1998 there was $2.2 million owed by PPCO under the facility.

        The consolidated financial statements of the Company prior to fiscal 1999 have been restated to reflect the spin-off of PPCO. Accordingly, PPCO's operating results and cash flows for the quarter ended November 30, 1997 have been excluded from their respective captions in the accompanying financial statements. These items have been reported as Loss from Discontinued Operations and Net Cash Flows from Discontinued Operations, including spin-off costs.

3.      INCOME TAXES

        The effective tax rate for the quarter ended November 30, 1998 is 35%. The effective rate is higher than the federal statutory rate of 34% due primarily to the impact of state income taxes.

4.      EARNINGS PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except per share data):


                                                              Three Months Ended
                                                                  November 30
                                                         -------------------------------
                                                            1998                 1997
                                                         ----------        -------------
        Income from continuing operations                $    2,295        $       2,095
                                                         ==========        =============

        Net income                                       $    2,295        $         497
                                                         ==========        =============

        Weighted average common
          shares outstanding                              7,356,882            7,268,036
        Net effect of dilutive
          stock options                                     392,309              262,454
                                                         ----------        -------------
        Weighted average common shares
          outstanding assuming dilution                   7,749,191            7,530,490
                                                         ==========        =============

        Earnings (loss) per common share, basic
          Continuing operations                          $     0.31        $        0.29
          Discontinued operations                                --                (0.22)
                                                         ----------        -------------

          Net income                                     $     0.31        $        0.07
                                                         ==========        =============

        Earnings (loss) per common share, diluted
          Continuing operations                          $     0.30        $        0.28
          Discontinued operations                                --                (0.21)
                                                         ----------        -------------

          Net income                                     $     0.30        $        0.07
                                                         ==========        =============


        Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPIN-OFF OF PENWEST PHARMACEUTICALS CO.

At the end of fiscal 1998, Penford effected a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, Penwest
Pharmaceuticals Co. ("PPCO"). The distribution was completed on August 31, 1998 representing the culmination of the plan to foster the growth potential of the Company's specialty paper chemical and food ingredients businesses, and separately, the pharmaceuticals business.

In fiscal 1998, the Company recorded certain restructuring costs consisting primarily of estimated costs associated with implementing the spin-off, severance costs and other facilities charges. The remaining obligation related to the spin-off as of November 30, 1998 of $436,000 reflects a decrease of approximately $1.3 million from August 31, 1998. The decrease is the result of cash payments during the first quarter of fiscal 1999. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility which is guaranteed by Penford. As of November 30, 1998 there was $2.2 million owed by PPCO under the facility.

The financial results discussed below are comprised of the Company's operations in the carbohydrate-based specialty paper chemical and food ingredients businesses.

RESULTS OF CONTINUING OPERATIONS

Net income was $2.3 million, or $0.30 per share assuming dilution, for the three months ended November 30, 1998, compared to net income of $497,000, or $0.07 per share assuming dilution, for the corresponding period a year ago. The prior year's three month period included an after-tax loss of $1.6 million, or $0.21 per share assuming dilution, related to the operations of PPCO.

Consolidated sales decreased $3.1 million, or 7.4%, to $38.7 million in the three months ended November 30, 1998 from $41.8 million in the corresponding period a year ago. The decrease is primarily due to the adverse impact of Asian and worldwide economic conditions on the operations of the North American paper customers served by Penford Products Co. and the extended downtime these customers took at the end of the first quarter. As a result, sales volumes at Penford Products Co. decreased approximately 6.0% from the same period in the prior year. Mitigating the difficult economic conditions and customer downtime was continued growth in sales of specialty starch copolymers for non-paper applications such as textiles.

Sales volumes of specialty potato-based food starches at Penford Food Ingredients ("PFI") increased by 53.8% in the first quarter of fiscal 1999 over the same period a year ago. The increase was primarily due to the strong market for coatings products and increased sales volume of starches for processed meat applications.

Gross margin for the three months ended November 30, 1998 was 27.5% compared to 27.3% for the corresponding period a year ago. The improvement in gross margin percentage is attributed to increased manufacturing efficiency associated with higher production volumes and increased sales volumes of higher margin potato starch products at Penford Food Ingredients offsetting lower volumes of specialty carbohydrate-based paper chemicals. Total gross margin for the three months ended November 30, 1998 was $10.6 million compared to $11.4 million for the corresponding period a year ago. The decrease of $800,000 is primarily due to lower sales volumes at Penford Products Co. partially offset by increased sales volumes achieved at Penford Food Ingredients. Paper industry analysts do not expect improvements in the North American paper industry until the second half of calendar 1999. Accordingly, the Company expects to continue to be negatively impacted by current market conditions until the moderation of the import/export imbalance induced by the Asian economic downturn.

Operating expenses decreased $1.1 million to $5.7 million in the first quarter ended November 30, 1998, compared to $6.8 million in the corresponding quarter a year ago. The decrease in operating expense is due to reductions in corporate office expenses, and to a lesser extent, the company-wide emphasis on cost containment.

Net interest expense was $1.4 million for the three months ended November 30, 1998 and 1997 on comparable outstanding debt balances.

The effective tax rate for the first quarter of fiscal 1999 was 35.0%. The effective tax rate in fiscal 1999 is higher than the federal statutory rate of 34% due to the impact of state income taxes. The effective tax rate for the quarter ended November 30, 1997 was also 35% due to the effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998, Penford had working capital of $10.7 million, an unsecured credit agreement of $75.0 million under which there was $34.0 million outstanding, and several uncommitted lines of credit aggregating $10.0 million under which there was $2.0 million outstanding. During the first quarter of fiscal 1999, the Company used operating cash flow to pay down approximately $5.4 million of debt and to finance capital expenditures of approximately $5.2 million.

Cash flow from continuing operations for the quarter ended November 30, 1998 was $10.7 million compared to $4.8 million in the corresponding quarter of the prior year. The increase in operating cash flow is due to fluctuations in the components of working capital and to a lesser extent, higher income from continuing operations in the current year.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has paid such dividends each quarter since.

In November of 1998, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding stock of the company. The Company repurchased 4,500 shares of its common stock in December, 1998 for $70,000.

Additions to property, plant and equipment during the three months ended November 30, 1998 were $5.2 million. First quarter additions of approximately $2.8 million were for various improvements to the Penford Products Co. manufacturing facility in Cedar Rapids, Iowa. The remaining $2.4 million resulted principally from additions of manufacturing equipment installed at the PFI facility in Plover, Wisconsin and improvements to PFI's information systems. Capital expenditures for the Company's specialty paper chemicals and food ingredients businesses for the fiscal 1999 year are expected to be approximately $10.0 to $12.0 million. See "Forward-looking Statements."

YEAR 2000

The Company has undergone an assessment of its information systems for compliance with the Year 2000 issue. The assessment and resulting remediation efforts are addressing all facets of the Company including plant automation software including embedded controllers and process control devices, materials management, engineering, laboratory, business systems and general user software. In connection with the Company's ongoing capital program, and as part of the Year 2000 remediation, a series of technology related expenditures are planned, many of which have been, or are currently being implemented. The Company anticipates that internal Year 2000 compliance issues will be substantially remediated in the first half of calendar 1999. See "Forward-looking Statements."

It is anticipated that total expenses for Year 2000 remediation efforts may range from $500,000 to $700,000, approximately 60% of which had been expended as of November 30, 1998. See "Forward-looking Statements."

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning the estimated capital expenditures, long-term debt maturities, the price and availability of raw materials, estimated expenses related to year 2000 issues and year 2000 preparedness, the information in Item 3 of this report and the anticipated results of the Company. Certain forward-looking statements are identified with a cross-reference to this section. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products; unanticipated costs, expenses or third party claims; the risk that results may be effected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; the possibility of technical difficulties or cost overruns in the Company's Year 2000 compliance program; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update any forward-looking statements if circumstances or management's estimates or opinions should change.

Additional information which could affect the Company's financial results is included in the Company's 1998 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 1998 on file with the Securities and Exchange Commission.


Item 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The market risk associated with the Company's market risk sensitive instruments is the potential loss from adverse changes in interest rates and commodities prices.

The Company is unaware of any material changes to the market risk disclosures referred to in the Company's Report on Form 10-K for the year ended August 31, 1998.

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings
            The Registrant is unaware of any material developments in the legal proceedings referred to in the Registrant's Report on Form 10-K for the year ended August 31, 1998.

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

         (10.16)   Restatement and Exchange Agreement amending the Senior Note
                   Agreement among Penford Corporation as Borrower and Mutual of
                   Omaha and Affiliates as lenders, dated as of August 1, 1998
                   (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

         (10.17)   Guaranty Agreement dated as of August 1, 1998 by Penford
                   Products Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant and
                   Mutual of Omaha and Affiliates (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31,
                   1998).

         (10.18) Intercreditor Agreement dated as of August 1, 1998 among the parties to the Credit Agreement dated July 2, 1998 and the parties to the Senior Note Agreements dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998).

         (10.19)   Restatement and Exchange Agreement amending the Note
                   Agreement among Penford Corporation as Borrower, and
                   Principal Mutual Life Insurance Company and TMG Life
                   Insurance Company as lenders, dated as of August 1, 1998
                   (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998).

         (10.20)   Guaranty Agreement dated as of August 1, 1998 by Penford
                   Products Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant,
                   Principal Mutual Life Insurance Company, and TMG Life
                   Insurance Company (filed as an exhibit to Registrant's Form
                   10-K for the fiscal year ended August 31, 1998)

         (10.21)   Credit Agreement dated as of July 2, 1998 among Penford
                   Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as the lenders, and The Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

         (10.22) Specific Guarantee made by Penford Corporation in favor of The Bank of Nova Scotia (the "Bank") in respect to the indebtedness and liability of Penwest Pharmaceuticals Co. to the Bank under a letter loan agreement dated as of July 2, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

         (10.23)   Specific Guarantee made by Penford Products Co. in favor of
                   The Bank of Nova Scotia (the "Bank") in respect to the indebtedness and liability of Penwest Pharmaceuticals Co. to the Bank under a letter loan agreement dated as of July 2, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

         (10.24)   Revolving Term Credit Facility in Favor of Penwest
                   Pharmaceuticals Co. as borrowers and The Bank of Nova Scotia as lender dated as of July 2, 1998 (filed as an exhibit to
                   Registrant's Form 10-K for the fiscal year ended August 31,
                   1998)

          27       Financial Data Schedule


(b) There were no filings on Form 8-K in the quarter ended November 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Penford Corporation
                                      ------------------------------------------
                                                    (Registrant)




January 11, 1999                      /s/ Jeffrey T. Cook
----------------                      ------------------------------------------
     Date                             Jeffrey T. Cook
                                      President and
                                      Chief Executive Officer (Principal
                                      Executive Officer)




January 11, 1999                      /s/ Keith T. Fujinaga
----------------                      ------------------------------------------
     Date                             Keith T. Fujinaga
                                      Corporate Controller
                                      (Chief Accounting Officer)