Form 10-Q
period 1999-02-28
PENFORD CORP
filed 1999-04-12
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Washington                             91-1221360
        ------------------------                  ------------------
        (State of Incorporation)                   (I.R.S. Employer
                                                  Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA               98004-5193
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

                                            Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 7, 1999.

                 Class                                Outstanding
      -----------------------------                   -----------
      Common stock, par value $1.00                    7,441,754

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
                                                                 --------

PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
         February 28, 1999 and August 31, 1998                        3

Condensed Consolidated Statements of Income
         Three and Six Months Ended February 28, 1999
         and February 28, 1998                                        4

Condensed Consolidated Statements of Cash Flow
         Six Months Ended February 28, 1999 and
         February 28, 1998                                            5

Notes to Condensed Consolidated Financial Statements                6-7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8-11

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                           12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           13

Item 2 - Changes in Securities                                       13

Item 3 - Defaults Upon Senior Securities                             13

Item 4 - Submission of Matters to a Vote of Security Holders         13

Item 5 - Other Information                                           13

Item 6 - Exhibits and Reports on Form 8-K                         14-16

SIGNATURES                                                           17

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   A S S E T S

                                                     February 28, 1999     August 31, 1998
                                                     -----------------     ---------------
Current assets:
        Cash and cash equivalents                            $1,172             $3,200
        Trade accounts receivable                            19,901             20,957
        Inventories:
           Raw materials and other                            5,236              7,161
           Work in progress                                     665                900
           Finished goods                                     7,766              8,091
                                                           --------           --------
                                                             13,667             16,152
        Prepaid expenses and other                            4,359              5,424
                                                           --------           --------
           Total current assets                              39,099             45,733

Net property, plant and equipment                           110,364            107,049
Deferred income taxes                                        13,814             13,781
Restricted cash value of life insurance                      11,392             11,371
Other assets                                                  5,367              5,274
                                                           --------           --------
           Total assets                                    $180,036           $183,208
                                                           ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                     $9,481             $8,509
        Accrued liabilities                                   6,877              5,596
        Current portion of long-term debt                     3,697             13,697
        Accrued liabilities, discontinued operations             --              1,761
                                                           --------           --------
           Total current liabilities                         20,055             29,563

Long-term debt                                               62,571             60,199
Other postretirement benefits                                10,474             10,383
Deferred income taxes                                        21,698             21,882
Other liabilities                                             7,660              7,186

Shareholders' equity:
        Common stock                                          9,131              9,130
        Additional paid-in capital                           20,058             20,223
        Retained earnings                                    57,462             54,644
        Treasury stock                                      (28,860)           (29,647)
        Note receivable from Savings and
           Stock Ownership Plan                                (213)              (355)
                                                           --------           --------
        Total shareholders' equity                           57,578             53,995
                                                           --------           --------
        Total liabilities and shareholders' equity         $180,036           $183,208
                                                           ========           ========


     See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (In thousands except share and per share data)


                                                Three Months                         Six Months
                                              Ended February 28                   Ended February 28
                                         ---------------------------         ---------------------------
                                           1999               1998              1999              1998
                                         ---------         ---------         ---------         ---------
Sales                                      $37,161           $40,723           $75,932           $82,541
Cost of sales                               28,273            29,326            56,411            59,733
                                         ---------         ---------         ---------         ---------
    Gross margin                             8,888            11,397            19,521            22,808
Operating expenses                           5,635             6,500            11,309            13,293
                                         ---------         ---------         ---------         ---------
    Income from operations                   3,253             4,897             8,212             9,515
Interest expense, net                       (1,316)           (1,470)           (2,744)           (2,879)
                                         ---------         ---------         ---------         ---------

    Income from continuing
    operations before income taxes           1,937             3,427             5,468             6,636
Income taxes                                   678             1,203             1,914             2,317
                                         ---------         ---------         ---------         ---------
Income from continuing operations            1,259             2,224             3,554             4,319
Loss from discontinued operations               --            (1,209)               --            (2,807)
                                         ---------         ---------         ---------         ---------
Net income                                  $1,259            $1,015            $3,554            $1,512
                                         =========         =========         =========         =========


Weighted average common shares and
    equivalents outstanding              7,851,974         7,519,637         7,800,582         7,525,064

Earnings per common share from
    continuing operations;
    Basic                                    $0.17             $0.30             $0.48             $0.59
                                         =========         =========         =========         =========
    Diluted                                  $0.16             $0.30             $0.46             $0.57
                                         =========         =========         =========         =========

Earnings per common share;
    Basic                                    $0.17             $0.14             $0.48             $0.21
                                         =========         =========         =========         =========
    Diluted                                  $0.16             $0.13             $0.46             $0.20
                                         =========         =========         =========         =========


Dividends declared per common share          $0.05             $0.05             $0.10             $0.10
                                         =========         =========         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                           Six Months
                                                                       Ended February 28
                                                                    -----------------------
                                                                      1999           1998
                                                                    --------       --------
Operating Activities:
        Income from continuing operations                             $3,554         $4,319
        Adjustments to reconcile net income from
          continuing operations to net cash from
          continuing operations:
             Depreciation                                              6,066          5,929
             Deferred income taxes                                      (217)           332
             Change in operating assets and liabilities
               of continuing operations:
                 Trade receivables                                     1,056            231
                 Inventories                                           2,485           (934)
                 Accounts payable, prepaids and other                  3,535         (1,222)
                                                                    --------       --------
        Net cash flow from continuing operations                      16,479          8,655
        Net cash used by discontinued operations                      (1,017)        (3,556)
                                                                    --------       --------
        Net cash from operating activities                            15,462          5,099

Investing Activities:
        Additions to property, plant and equipment, net               (9,346)        (5,766)
        Other                                                            416            756
                                                                    --------       --------
        Net cash used by investing activities                         (8,930)        (5,010)

Financing Activities:
        Proceeds from unsecured line of credit                        15,895         48,330
        Payments on unsecured line of credit                         (20,246)       (47,620)
        Proceeds of long-term debt                                    10,000          5,000
        Payments on long-term debt                                   (13,277)        (5,536)
        Exercise of stock options                                         --            154
        Purchase of treasury stock                                      (196)            --
        Purchase of life insurance for officers' benefit plans            --         (1,158)
        Payment of dividends                                            (736)          (729)
                                                                    --------       --------
        Net cash used by financing activities                         (8,560)        (1,559)
                                                                    --------       --------
        Net decrease in cash and equivalents                          (2,028)        (1,470)
        Cash and cash equivalents (bank overdrafts) at
          beginning of period                                          3,200         (1,019)
                                                                    --------       --------

        Cash and cash equivalents (bank overdrafts) at
          end of period                                               $1,172        ($2,489)
                                                                    ========       ========


     See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company") annual report on Form 10-K for the fiscal year ended August 31, 1998.

        Certain prior year amounts have been reclassified to conform with current year presentation, including the reclassifications necessary to present Penwest Pharmaceuticals Co. ("PPCO") as a discontinued operation. These reclassifications had no effect on previously reported net income.

2.      DISCONTINUED OPERATIONS

        At the end of fiscal 1998, Penford completed a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, PPCO. On August 31, 1998, Penford shareholders of record on August 10, 1998 received PPCO shares on a basis of three shares of PPCO for every two shares of the Company. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility which is guaranteed by Penford. As of February 28, 1999 there was $2.5 million owed by PPCO under the facility.

        The consolidated financial statements of the Company prior to fiscal 1999 have been restated to reflect the spin-off of PPCO. Accordingly, PPCO's operating results and cash flows for the quarter ended February 28, 1998 have been excluded from their respective captions in the accompanying financial statements. These items have been reported as Loss from Discontinued Operations and Net Cash Flows from Discontinued Operations.

3.      INCOME TAXES

        The effective tax rate for the quarter and for the six months ended February 28, 1999 was 35%, which is the same as in the corresponding periods of the prior year. The effective rate in each fiscal year is higher than the federal statutory rate of 34.0% due primarily to the effects of state income taxes.

4.      EARNINGS PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (In thousands, except share and per share data):

                                               Three Months Ended               Six Months Ended
                                                   February 28                     February 28
                                             -----------------------         -----------------------
                                               1999          1998              1999          1998
                                             ---------     ---------         ---------     ---------
Income from continuing operations            $   1,259     $   2,224         $   3,554     $   4,319
                                             =========     =========         =========     =========
Net income                                   $   1,259     $   1,015         $   3,554     $   1,512
                                             =========     =========         =========     =========
Weighted average common
  shares outstanding                         7,396,069     7,292,632         7,376,475     7,280,334
Net effect of dilutive
  stock options                                455,905       227,005           424,107       244,730
                                             ---------     ---------         ---------     ---------
Weighted average common shares
  outstanding assuming dilution              7,851,974     7,519,637         7,800,582     7,525,064
                                             =========     =========         =========     =========
Earnings (loss) per common share, basic
  Continuing operations                      $    0.17     $    0.30         $    0.48     $    0.59
  Discontinued operations                           --         (0.16)               --         (0.38)
                                             ---------     ---------         ---------     ---------
  Net income                                 $    0.17     $    0.14         $    0.48     $    0.21
                                             =========     =========         =========     =========
Earnings (loss) per common share, diluted
  Continuing operations                      $    0.16     $    0.30         $    0.46     $    0.57
  Discontinued operations                           --         (0.17)               --         (0.37)
                                             ---------     ---------         ---------     ---------
  Net income                                 $    0.16     $    0.13         $    0.46     $    0.20
                                             =========     =========         =========     =========


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

In fiscal 1998, the Company recorded certain restructuring costs consisting primarily of estimated costs associated with implementing the spin-off, severance costs and other facilities charges. The obligation related to the spin-off as of August 31, 1998 of approximately $1.8 million has been substantially paid as of February 28, 1999. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility, which is guaranteed by Penford. As of February 28, 1999 there was $2.5 million owed by PPCO under the facility.

The financial results discussed below are comprised of the Company's operations in the carbohydrate-based specialty paper chemical and food ingredients businesses.

RESULTS OF OPERATIONS

Net income for the quarter ended February 28, 1999 was $1.3 million, or $0.16 per share assuming dilution, compared to net income of $1.0 million, or $0.13 per share assuming dilution, for the corresponding period a year ago. The prior year's quarter included after-tax losses of $1.2 million, or $0.17 per share assuming dilution, related to the operations of PPCO. Net income for the six months ended February 28, 1999 was $3.6 million, or $0.46 per share assuming dilution, compared to $1.5 million, or $0.20 per share in the corresponding period in fiscal 1998. The prior year's six-month period included after-tax losses of $2.8 million, or $0.37 per share assuming dilution, related to the operations of PPCO.

Total Company sales decreased in the second quarter and first six months of fiscal 1999 to $37.2 million and $75.9 million, respectively, representing decreases of 8.7% and 8.0%, respectively, from the corresponding periods in the prior year. The change in sales was primarily due to lower sales volumes at Penford Products Co., the Company's specialty paper chemicals business, which decreased approximately 4.4% and 5.2%, respectively, from the same prior year periods. The Company's second quarter continued to be negatively impacted by the conditions of the North American paper industry. Increased imports of coated and uncoated printing and writing papers primarily from Asia and South America resulted in lower production rates at the North American paper customers served by Penford Products Co.

Partially offsetting the volume decline at Penford Products Co. was the continued strong progress at Penford Food Ingredients Co. Sales volumes of specialty potato-based food starches increased by 42.2% in the first half of fiscal 1999 over the same period a year ago.

Increased sales volume of specialty starches for whole and processed meats and a strong market for coating products are attributed to the volume growth.

Gross margin in the second quarter of fiscal 1999 declined to 23.9% from 28.0% in the corresponding quarter a year earlier due to the decreased manufacturing efficiency of specialty carbohydrate-based paper chemicals resulting from lower production volumes. The decrease in gross margin percentage is also due to increased margin pressures attributed to competitive pricing arising from the adverse conditions in the North American paper industry. Increased sales and production volumes of higher margin, specialty food-grade starches partially offset the decrease in gross margin. Gross margin for the six months ended February 28, 1999 decreased to 25.7% from 27.6% in the same period a year earlier primarily as a result of the factors noted above.

Operating expenses for the second fiscal quarter declined by $865,000, or 13.3%, compared to the prior year period. For the six months ended February 28, 1999, operating expenses decreased $2.0 million, or 14.9%. The decrease in operating expense is due to reductions in corporate office expenses and the company-wide emphasis on cost containment.

On March 22, 1999, the Company announced a plan to reduce the administrative workforce at Penford Products Co. by approximately 15% in an effort to align operating costs with current market conditions. The workforce reduction will be implemented through the combination of a voluntary retirement incentive program and involuntary layoffs. The voluntary retirement incentive program is expected to minimize the number of involuntary layoffs, and will be funded primarily through the Company's defined benefit retirement plan. Although the number of employees accepting early retirement will not be known until the end of the third fiscal quarter, the reduction in workforce could result in a pre-tax earnings charge as high as $2.1 million.

Net interest expense for the second quarter and first half of fiscal 1999 was $1.3 million and $2.7 million, respectively, compared to $1.5 million and $2.9 million in the corresponding periods a year ago. The decreases reflect lower outstanding debt balances.

The effective tax rate for the second quarter and first half of fiscal 1999 was 35%, compared to 35% in the corresponding periods a year ago. The effective tax rate is higher than the federal statutory rate of 34% due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999, Penford had working capital of $19.0 million, an unsecured credit agreement of $75.0 million under which there was $44.0 million outstanding, and several uncommitted lines of credit aggregating $10.0 million under which there was no amount outstanding. The Company used available cash and operating cash flow primarily to pay down $7.6 million of debt and to finance capital expenditures of $8.9 million during the first six months of fiscal 1999.

Cash flow from continuing operations for the six months ended February 28, 1999 was $16.5 million compared to $8.7 million in the corresponding period of the prior year. The increase in operating cash flow is due to decreases in inventory and fluctuations in the other components of working capital.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has paid such dividends each quarter since.

In November of 1998, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding stock of the company. The Company repurchased 14,500 shares of its common stock in the first six months of fiscal 1999 for approximately $196,000.

Net additions to property, plant and equipment during the six months ended February 28, 1999 were $9.3 million. Second quarter additions of $4.2 million were primarily for various improvements to the Penford Products Co. manufacturing facility in Cedar Rapids, Iowa and equipment additions at the Penford Food Ingredients Co. facility in Plover, Wisconsin. Capital expenditures for the Company's specialty paper chemicals and food ingredients businesses for fiscal 1999 are expected to be approximately $12 to $14 million. See "Forward-looking Statements."

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

It is anticipated that total expenses for Year 2000 remediation efforts may range from $500,000 to $700,000, approximately 75% of which had been expended as of February 28, 1999. See "Forward-looking Statements."

The Company does not anticipate significant delays in finalizing internal Year 2000 remediation efforts. See "Forward-looking Statements." However, third parties having a material relationship with the Company may be a potential risk based on their Year 2000 preparedness, which is not within the Company's control. The Company has identified and evaluated the Year 2000 preparedness of critical customers, suppliers and service providers. Based on the results of the review, no alternative courses of action to the initial remediation plan were warranted.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet fully completed all necessary phases of the Year 2000 program. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although there is uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the full extent of the readiness of critical third-parties, and the Company is unable to determine all of the consequences of Year 2000 failures, the impact on the Company is not expected to be material.

The Company has contingency plans for its critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning the estimated capital expenditures, estimated expenses related to year 2000 issues and year 2000 preparedness, the information in Item 3 of this report and the anticipated results of the Company. Certain forward-looking statements are identified with a cross-reference to this section. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products; unanticipated costs, expenses or third party claims; the risk that results may be effected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; the possibility of technical difficulties or cost overruns in the Company's Year 2000 compliance program; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

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

Item 2     Changes in Securities
           Not applicable

Item 3     Defaults Upon Senior Securities
           Not applicable

Item 4     Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of Penford Corporation was held on January 25, 1999.

    (b)    The following directors were elected to serve a term of three years:
           William G. Parzybok, Jr., William K. Street, and John C. Hunter III.
           Jeffrey T. Cook was elected to serve until the annual meeting of shareholders to be held in 2001. The board is comprised of those elected this year and the following directors completing their terms:
           Paul H. Hatfield, Sally G. Narodick, and N. Stewart Rogers.

    (c)    The following matters were voted upon at the meeting:
           1. For the election of directors:

                                                     % of                  % of
                                          For        Voted     Withheld    Voted
                                       ---------     ------    --------    -----
           Jeffrey T. Cook             6,210,710     99.84%     10,158     0.16%
           John C. Hunter III          6,212,133     99.86%      8,735     0.14%
           William G. Parzybok, Jr.    6,203,468     99.72%     17,400     0.28%
           William K. Street           6,208,967     99.81%     11,901     0.19%

           2. Ratification of selection of Ernst & Young LLP as independent auditors of the Company:

                              For           Against        Abstain
                           ---------        -------        -------
                           6,208,023         7,297           5,548

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

             27    Financial Data Schedule

(b) There were no filings on Form 8-K in the quarter ended February 28, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Penford Corporation
                                                 -------------------
                                                    (Registrant)



February 12, 1999                           /s/  JEFFREY T. COOK
-----------------                           ------------------------------------
      Date                                  Jeffrey T. Cook
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



February 12, 1999                           /s/  KEITH T. FUJINAGA
-----------------                           ------------------------------------
      Date                                  Keith T. Fujinaga
                                            Corporate Controller
                                            (Chief Accounting Officer)