Form 10-Q
period 1999-05-31
PENFORD CORP
filed 1999-07-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999
                                                  ------------

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                           Commission File No. 0-11488
                                               -------

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

                            Yes   X    No
                                -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 6, 1999.

             Class                                             Outstanding
             -----                                             -----------
Common stock, par value $1.00                                   7,428,694

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets                                    3
         May 31, 1999 and August 31, 1998

Condensed Consolidated Statements of Operations                          4
         Three Months and Nine Months Ended May 31, 1999
         and May 31, 1998

Condensed Consolidated Statements of Cash Flow                           5
         Nine Months Ended May 31, 1999 and
         May 31, 1998

Notes to Condensed Consolidated Financial Statements                   6-8


Item 2 - Management's Discussion and Analysis of                       9-13
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                       13
         About Market Risk


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              14

Item 2 - Changes in Securities                                          14

Item 3 - Defaults Upon Senior Securities                                14

Item 4 - Submission of Matters to a Vote of Security Holders            14

Item 5 - Other Information                                              14

Item 6 - Exhibits and Reports on Form 8-K                             14-16

SIGNATURES                                                              17

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)


                                                                May 31, 1999   August 31, 1998
                                                                ------------   ---------------
                                          ASSETS

Current assets:
         Cash and cash equivalents                               $     782        $   3,200
         Trade accounts receivable                                  18,789           20,957
         Inventories:
              Raw materials and other                                4,093            7,161
              Work in progress                                         534              900
              Finished goods                                         7,031            8,091
                                                                 ---------        ---------
                                                                    11,658           16,152
         Prepaid expenses and other                                  4,872            5,424
                                                                 ---------        ---------
              Total current assets                                  36,101           45,733

Net property, plant and equipment                                  110,915          107,049
Deferred income taxes                                               13,831           13,781
Restricted cash value of life insurance                             11,494           11,371
Other assets                                                         3,328            5,274
                                                                 ---------        ---------
              Total assets                                       $ 175,669        $ 183,208
                                                                 =========        =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                        $   7,851            8,509
         Accrued liabilities                                         9,663            5,596
         Current portion of long-term debt                           3,487           13,697
         Accrued liabilities, discontinued operations                   --            1,761
                                                                 ---------        ---------
              Total current liabilities                             21,001           29,563

Long-term debt                                                      58,571           60,199
Other postretirement benefits                                       10,522           10,383
Deferred income taxes                                               21,672           21,882
Other liabilities                                                    5,751            7,186

Shareholders' equity:
         Common stock                                                9,196            9,130
         Additional paid-in capital                                 20,640           20,223
         Retained earnings                                          57,792           54,644
         Treasury stock                                            (29,334)         (29,647)
         Note receivable from Savings and
              Stock Ownership Plan                                    (142)            (355)
                                                                 ---------        ---------
                Total shareholders' equity                          58,152           53,995
                                                                 ---------        ---------
                Total liabilities and shareholders' equity       $ 175,669        $ 183,208
                                                                 =========        =========



See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)


                                         Three Months Ended May 31          Nine Months Ended May 31
                                        ----------------------------      ----------------------------
                                            1999            1998             1999             1998
                                            ----            ----             ----             ----
Sales                                   $    39,226      $    40,306      $   115,146      $   122,848

Cost of sales                                29,008           28,976           85,408           88,709
                                        -----------      -----------      -----------      -----------

     Gross margin                            10,218           11,330           29,738           34,139

Operating expenses                            6,234            6,061           17,542           19,354

Restructure costs                             1,559            1,931            1,559            1,931
                                        -----------      -----------      -----------      -----------

     Income from operations                   2,425            3,338           10,637           12,854

Interest expense, net                        (1,343)          (1,470)          (4,087)          (4,350)
                                        -----------      -----------      -----------      -----------

     Income from continuing
     operations before income taxes           1,082            1,868            6,550            8,504

Income taxes                                    379              654            2,293            2,971
                                        -----------      -----------      -----------      -----------

Income from continuing operations               703            1,214            4,257            5,533

Loss from discontinued operations,
       net of applicable income tax              --           (5,766)              --           (8,573)
                                        -----------      -----------      -----------      -----------

Net income (loss)                       $       703      $    (4,552)     $     4,257      $    (3,040)
                                        ===========      ===========      ===========      ===========

Weighted average common shares
        and equivalents outstanding       7,701,498        7,545,607        7,767,554        7,534,001

Earnings per common share from
continuing operations;
        Basic                           $      0.09      $      0.17      $      0.58      $      0.76
                                        ===========      ===========      ===========      ===========
        Diluted                         $      0.09      $      0.16      $      0.55      $      0.74
                                        ===========      ===========      ===========      ===========

Earnings per common share;
        Basic                           $      0.09      $     (0.62)     $      0.58      $     (0.42)
                                        ===========      ===========      ===========      ===========
        Diluted                         $      0.09      $     (0.60)     $      0.55      $     (0.40)
                                        ===========      ===========      ===========      ===========

Dividends declared per
        common share                    $      0.05      $      0.05      $      0.15      $      0.15
                                        ===========      ===========      ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                             (Dollars in Thousands)


                                                                     Nine Months Ended May 31
                                                                     ------------------------
                                                                       1999           1998
                                                                       ----           ----
Operating Activities:
         Income from continuing operations                           $  4,257       $  5,533
         Adjustments to reconcile income from continuing
             operations to net cash from continuing operations:
                 Depreciation                                           9,250          9,040
                 Deferred income taxes                                   (260)           176
                 Change in operating assets and liabilities of
                 continuing operations:
                     Trade receivables                                  2,168          1,291
                     Inventories                                        4,494         (3,179)
                     Accounts payable, prepaids and other               4,610         (2,814)
                                                                     --------       --------
         Net cash flow from continuing operations                      24,519         10,047

         Net cash used by discontinued operations                      (1,133)        (5,088)
                                                                     --------       --------

         Net cash from operating activities                            23,386          4,959

Investing Activities:
         Additions to property, plant and equipment, net              (13,064)        (8,228)
         Other                                                            475            931
                                                                     --------       --------
         Net cash used by investing activities                        (12,589)        (7,297)

Financing Activities:
         Proceeds from unsecured line of credit                        26,320         68,885
         Payments on unsecured line of credit                         (30,671)       (64,728)
         Proceeds of long-term debt                                    10,000          5,000
         Payments on long-term debt                                   (17,487)        (5,746)
         Exercise of stock options                                        645            451
         Purchase of treasury stock                                      (919)            --
         Purchase of life insurance for officers' benefit plan             --         (1,158)
         Payment of dividends                                          (1,103)        (1,096)
                                                                     --------       --------
         Net cash from (used by) financing activities                 (13,215)         1,608
                                                                     --------       --------

         Net decrease in cash and cash equivalents                     (2,418)          (730)
         Cash and cash equivalents (bank overdraft)
             at beginning of period                                     3,200         (1,019)
                                                                     --------       --------

Cash and cash equivalents (bank overdraft) at end of period          $    782       $ (1,749)
                                                                     ========       ========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company") annual report on Form 10-K for the fiscal year ended August 31, 1998.

        Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported net income.

2.      INCOME TAXES

        The effective tax rate for the three and nine months ended May 31, 1999 was 35%, the same as in the prior year. The effective rate is higher than the federal statutory rate of 34% due primarily to the effects of state income taxes.

3.      EARNINGS PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except per share data):


                                                 Three Months Ended              Nine Months Ended
                                                       May 31                         May 31
                                                       ------                         ------
                                                 1999           1998            1999           1998
                                                 ----           ----            ----           ----
        Income from continuing operations     $      703     $    1,214      $    4,257     $    5,533
                                              ==========     ==========      ==========     ==========

        Net income (loss)                     $      703     $   (4,552)     $    4,257     $   (3,040)
                                              ==========     ==========      ==========     ==========

        Weighted average common
            shares outstanding                 7,416,605      7,314,759       7,389,852      7,291,809
        Net effect of dilutive
            stock options                        284,893        230,848         377,702        242,192
                                              ----------     ----------      ----------     ----------
        Weighted average common shares
            outstanding assuming dilution      7,701,498      7,545,607       7,767,554      7,534,001
                                              ==========     ==========      ==========     ==========

        Continuing operations:
        Earnings per common share             $     0.09     $     0.17      $     0.58     $     0.76
                                              ==========     ==========      ==========     ==========
        Earnings per common share,
            assuming dilution                 $     0.09     $     0.16      $     0.55     $     0.74
                                              ==========     ==========      ==========     ==========

        Net income (loss):
        Earnings (loss) per common share      $     0.09     $    (0.62)     $     0.58     $    (0.42)
                                              ==========     ==========      ==========     ==========

        Earnings (loss) per common share,
            assuming dilution                 $     0.09     $    (0.60)     $     0.55     $    (0.40)
                                              ==========     ==========      ==========     ==========


4.      RESTRUCTURE COSTS

        On March 22, 1999, the Company announced a plan to reduce the administrative workforce at Penford Products Co. by approximately 15% in an effort to align operating costs with current market conditions. The workforce reduction of approximately 20 employees was implemented through a combination of a voluntary retirement incentive program and involuntary layoffs.

        In connection with the workforce reduction plan, restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter of fiscal 1999. The restructuring costs included an increase to the actuarial liability of the Company's retirement pension plan, severance and other actual and estimated expenses related to the overall workforce reduction plan. The Company has disbursed approximately $210,000 of the total charge as of May 31, 1999. In addition, the Company's retirement plan will fund approximately 60% of the total charge with existing assets.

        Prior year restructure costs of $1.9 million are described under discontinued operations below.

5.      DISCONTINUED OPERATIONS

        At the end of fiscal 1998, Penford completed a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, PPCO. On August 31, 1998, Penford shareholders of record on August 10, 1998 received PPCO shares on a basis of three shares of PPCO for every two shares of the Company. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility that is guaranteed by Penford. As of May 31, 1999 there was $3.0 million owed by PPCO under the facility.

        The consolidated financial statements of the Company reflect the spin-off of PPCO. Accordingly, PPCO's operating results and cash flows for the three and nine months ended May 31, 1998 have been excluded from their respective captions in the accompanying financial statements. These items have been reported as Loss from Discontinued Operations (including disposal costs) and Net Cash Flows Used by Discontinued Operations.

        In the third quarter of the prior fiscal year, PPCO generated total revenues and pre-tax losses of $7.9 million and $3.6 million, respectively. For the nine month period ended May 31, 1998, total revenues and pre-tax losses of PPCO were $21.4 million and $7.9 million, respectively. Included in PPCO's pre-tax losses in both periods were approximately $1.7 million in costs incurred in connection with a previously planned initial public offering.

        In addition to PPCO's operating results, the prior year loss from discontinued operations included one time charges totaling $5.3 million ($3.4 million after tax, or $0.45 per share) reflecting the disposal costs of separating the two businesses which approximated $3.3 million and estimated operating losses through the spin-off date, August 31, 1998, which approximated $2.0 million.

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

PPCO's operating results from the prior fiscal year are reflected as discontinued operations. For the quarter ended May 31, 1998, PPCO generated total revenues and pre-tax losses of $7.9 million and $3.6 million, respectively. Total revenues and pre-tax losses for the nine months ended May 31, 1998 were $21.4 million and $7.9 million, respectively.

In fiscal 1998, the Company recorded certain restructuring costs consisting primarily of estimated costs associated with implementing the spin-off including adjustments to the corporate office infrastructure, severance costs and other facilities charges. The obligation related to the spin-off as of August 31, 1998 of approximately $1.8 million has been paid as of May 31, 1999. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility, which is guaranteed by Penford. As of May 31, 1999 there was $3.0 million owed by PPCO under the facility.

The financial results discussed below are comprised of the Company's operations in the carbohydrate-based specialty paper chemical and food ingredients businesses.

RESULTS OF OPERATIONS

Income from continuing operations for the quarter ended May 31, 1999 was $703,000, or $0.09 per share assuming dilution, compared to income from continuing operations of $1.2 million, or $0.16 per share assuming dilution, for the corresponding period a year ago. Income from continuing operations for the nine months ended May 31, 1999 was $4.3 million, or $0.55 per share assuming dilution, compared to $5.5 million, or $0.74 per share assuming dilution, in the corresponding period in fiscal 1998. The three and nine month periods in fiscal 1999 include $1.6 million ($1.0 million after-tax, or $0.13 per share assuming dilution) of restructure costs primarily related to the previously announced plan to reduce the administrative workforce at Penford Products Co. The three and nine month periods in fiscal 1998 include $1.9 million ($1.3 million after-tax, or $0.17 per share assuming dilution) of restructure costs associated with implementing the spin-off of PPCO described above.

Net income for the quarter ended May 31, 1999 was $703,000, or $0.09 per share assuming dilution, compared to a net loss of $4.6 million, or $0.60 per share assuming dilution, for the corresponding period a year ago. Net income for the nine months ended May 31, 1999 was $4.3 million, or $0.55 per share assuming dilution, compared to a net loss of $3.0 million, or $0.40 per share assuming dilution, in the corresponding period in fiscal 1998. Net income for the quarter and nine months ended May 31, 1998 include the losses from the discontinued operations of PPCO.

Total company sales decreased in the third quarter and first nine months of fiscal 1999 to $39.2 million and $115.1 million, respectively, representing decreases of 2.7% and 6.3%, respectively, from the corresponding periods in the prior year. The decrease in sales was attributed to lower sales volumes at Penford Products Co., the Company's specialty paper chemicals business. The North American paper markets served by Penford Products Co. stabilized during the current fiscal quarter, but continued to be negatively affected by the import imbalance stemming from Asian and worldwide economic conditions.

On a consolidated basis, strong sales volume at Penford Food Ingredients Co.
(PFI) driven by continued market penetration of specialty potato-based food starches lessened the impact of the volume and revenue declines at Penford Products Co. Sales volume of specialty starches for food applications increased by approximately 68% and 50% for the three and nine month periods ended May 31, 1999 compared to the same periods a year ago.

Gross margin in the third quarter declined to 26.1% from 28.1% in the corresponding quarter a year earlier. Gross margin for the nine months ended May 31, 1999 decreased to 25.8% from 27.8% in the same period last year. The decreases in gross margin percentage were primarily the result of increased margin pressure from competitive pricing in the North American paper markets served by Penford Products Co. and lower capacity utilization related to its specialty carbohydrate-based paper chemicals. However, Penford Products Co. experienced modest improvement in operating rates and a shift in product mix towards higher value-added paper forming products during the third fiscal quarter. Increased sales and production of higher margin specialty food-grade starches at PFI partially offset the gross margin decrease.

Operating expenses from continuing operations for the third quarter increased by $173,000, or 2.9%, compared to the prior year period. For the nine months ended May 31, 1999, operating expenses decreased $1.8 million, or 9.4%. The increase in the third quarter reflects efforts in research and development at Penford Products Co. and increases in marketing activities and product development at PFI. The year-to-date decrease in operating expenses is primarily due to the results of company-wide cost containment efforts and reductions in corporate office expenses associated with the spin-off of PPCO.

As noted above, in connection with the workforce reduction program, restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter. The administrative workforce at Penford Products Co. was reduced by approximately 15%, consistent with the plan announced in March, 1999. The restructuring costs included an increase in the actuarial liability of the Company's retirement pension plan, severance and other actual and estimated expenses related to the overall workforce reduction plan. Approximately $210,000 of the total charge has been paid as of the end of the third fiscal year, and approximately 60% of the total charge will be funded through the Company's retirement plan with existing assets.

Net interest expense for the third quarter and first nine months of fiscal 1999 was $1.3 million and $4.1 million, respectively, compared to $1.5 million and $4.4 million in the corresponding periods a year ago. The decreases are a result of lower debt levels in the current year.

The effective tax rate for the third quarter and first nine months of fiscal 1999 was 35.0%, compared to 35.0% in the corresponding periods a year ago. The effective tax rate is higher than the federal statutory rate of 34% due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1999, Penford had working capital of $15.1 million, an unsecured credit agreement of $75.0 million under which there was $40.0 million outstanding, and several uncommitted lines of credit aggregating $15.0 million under which there were no amounts outstanding. The Company used available cash and operating cash flow primarily to pay down $11.8 million of debt and to finance investing activities of $12.6 million during the first nine months of fiscal 1999.

Cash flow from continuing operations for the nine months ended May 31, 1999 was $24.5 million compared to $10.0 million in the corresponding period of the prior year. The increase in operating cash flow is due to fluctuations in the components of working capital including decreases in accounts receivable and inventory.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has paid such dividends each quarter since.

In November of 1998, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding stock of the company. The Company repurchased 70,800 shares of its common stock in the first nine months of fiscal 1999 for approximately $919,000.

Net additions to property, plant and equipment during the nine months ended May 31, 1999 were $13.1 million. Third quarter additions of $3.7 million were primarily for various improvements to the Penford Products Co. manufacturing facility in Cedar Rapids, Iowa and equipment additions at the PFI facility in Plover, Wisconsin, and to a lesser extent, computer upgrades. Capital expenditures for the Company's specialty paper chemicals and food ingredients businesses for fiscal 1999 are expected to be approximately $15 million, including several new project initiatives. See "Forward-looking Statements."

YEAR 2000

The Company has undergone an assessment of its information systems for compliance with the Year 2000 issue. The assessment and resulting remediation efforts are addressing all facets of the Company including plant automation software including embedded controllers and process control devices, materials management, engineering, laboratory, business systems and general user software. In connection with the Company's ongoing capital program, and as part of the Year 2000 remediation, a series of technology related expenditures are planned, many of which have been, or are currently being implemented. The Company anticipates that internal Year 2000 compliance issues will be substantially remediated by August, 1999. See "Forward-looking Statements."

It is anticipated that total expenses for Year 2000 remediation efforts may range from $500,000 to $700,000, approximately 80% of which had been expended as of May 31, 1999. See "Forward-looking Statements."

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

Additional information, which could affect the Company's financial results, is included in the Company's 1998 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 1998 on file with the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings
        The Registrant is unaware of any material developments in the legal proceedings referred to in the Registrant's Report on Form 10-K for the fiscal year ended August 31, 1998.

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

             27  Financial Data Schedule

        (b) There were no filings on Form 8-K in the quarter ended May 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Penford Corporation
                                        ----------------------------------------
                                                     (Registrant)



July 12, 1999                           /s/ Jeffrey T. Cook
-------------                           ----------------------------------------
    Date                                Jeffrey T. Cook
                                        President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)



July 12, 1999                           /s/ Keith T. Fujinaga
-------------                           ----------------------------------------
    Date                                Keith T. Fujinaga
                                        Corporate Controller
                                        (Chief Accounting Officer)