Form 10-K
period 1999-08-31
PENFORD CORP
filed 1999-11-23
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________

                         Commission File Number 0-11488

                               Penford Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Washington                                          91-1221360
          -------------------------------                              ----------------
          (State or other jurisdiction of                              (I.R.S. Employer
           incorporation or organization)                               Identification No.)


         777-108th Avenue N.E., Suite 2390
                Bellevue, Washington                                         98004-5193
        ---------------------------------------                              ----------
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

                          Common Stock, $1.00 par value
                          Common Stock Purchase Rights
                          -----------------------------

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

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of October 28, 1999 was approximately $103 million. The number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding (net of treasury stock) as of October 28, 1999 was 7,437,683.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

GENERAL/DESCRIPTION OF BUSINESS

Penford Corporation ("Penford" or the "Company") was incorporated in September 1983 and commenced operations on March 1, 1984. The Company's single business segment is developing, manufacturing and marketing specialty carbohydrate-based ingredient systems for industrial and food applications. The Company utilizes its expertise in carbohydrate chemistry to develop functional ingredient formulations using starch as a base for value-added applications in several markets including papermaking, food ingredients and specialty textiles.

A strategic strength of Penford is its science. The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application in a variety of commercial markets. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

Penford develops, manufactures and markets specialty carbohydrate-based ingredient systems. The Company's family of products provides similar functional characteristics to the markets into which they are sold. Carbohydrate-based specialty starches possess excellent binding and film-forming attributes in both industrial and food ingredient applications.

Specialty starches produced for industrial applications are designed to improve the strength, quality and runnability of coated and uncoated paper. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge). Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic starches are generally used in the paper forming end of the paper machine, providing strong internal bonding of paper fibers. In addition, Penford's starch copolymers, a patented combination of synthetic and natural carbohydrate chemistry, are used in coating and binder applications in various segments of the paper industry. Penford also sells specialty starch ingredients to the domestic textile industry for warp sizing, which is a fiber bonding process for yarn and finished fabric, and for fabric sizing, which provides body and stiffness to textiles.

Specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture and increased product life for products such as french fries sold in quick-service restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of food applications. For instance, its products also bind water in low-fat processed meats and improve the texture of soups, sauces and gravies. Penford is the only North American producer of food-grade potato starches.

Corn-based ethylated and cationic starches, starch copolymers and dextrose products are all produced at the Company's Cedar Rapids, Iowa facility and potato-based starches are produced at Idaho Falls, Idaho. Food-grade corn, potato and tapioca starches are manufactured at facilities in Richland, Washington and Plover, Wisconsin.

Specialty starch ingredient brand names for industrial applications include, among others, Penford(R) Gums, Pensize(R) binders, Penflex(R) sizing agent, and the Apollo(R) starch series. Product brand names for food ingredient applications include PenBind(R), PenCling(R), PenPlus(R) and CanTab(R).

Penwest Pharmaceuticals Co. ("PPCO") was a wholly-owned subsidiary of Penford until August 31, 1998, at which time the distribution of PPCO to the Company's shareholders was completed. As a result, PPCO has been presented as a discontinued operation in the accompanying financial statements.

RAW MATERIALS

Corn: Penford's corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant primarily has truck delivered corn available throughout the year from a large number of corn dealers and farmers at prices related to the major U.S. grain markets. The cost of the corn to be purchased for fixed price sales contracts is generally hedged by entering into corn futures contracts.

Potato Starch: The facilities in Idaho Falls, Idaho, Richland, Washington and Plover, Wisconsin use by-products from potato processors that contain the starch used as the primary raw material to manufacture modified potato starches for papermaking and food applications. The Company enters into contracts typically having durations of one to three years with potato processors in North America, primarily in the Northwest and Midwest, to acquire its potato-based raw materials.

Chemicals: The principal chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide is a commodity chemical, subject to price fluctuations due to market conditions.

Corn, potato starch and chemicals are not presently subject to availability constraints. The Company's current potato starch requirements constitute a material portion of the available North American supply. In the long term, continued growth in demand for corn and potato starch-based ingredients and development by the Company and others of new products, could result in capacity constraints. See "Management's Discussion and Analysis, Forward-looking Statements."

Approximately half of total manufacturing costs are the costs of corn, potato starch and chemicals. The remaining portion consists primarily of utility and labor costs.

PATENTS, TRADEMARKS AND TRADENAMES

The Company owns a number of patents, trademarks, and tradenames. Its patents expire between 2008 and 2016. There can be no assurance that these patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of these patents. Further, there can be no assurance that the Company's processes or products will not infringe the patents of third parties.

RESEARCH AND DEVELOPMENT

The Company's research and development ("R&D") efforts cover a range of projects including technical service work focused on specific customer support and projects requiring coordination with customers' R&D to develop innovative solutions to specific customer requirements. These projects are balanced with longer-term, new product development and commercialization initiatives. There is also an emphasis on polymer technology related to the Company's patented starch copolymer products, and the combination of those polymers with carbohydrate-based products.

Penford has approximately 40 scientists, including 11 PhD's in carbohydrate and polymer chemistry that comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of the Company's business.

Company sponsored research and development costs of $5,062,000, $4,358,000 and $4,178,000 in fiscal 1999, 1998 and 1997, respectively, were charged to expense as incurred.

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

PRINCIPAL CUSTOMERS

The Company sells to approximately ninety major customers. Two customers, Georgia Pacific and Mead Paper, accounted for approximately 18% and 11%, respectively, of total sales in fiscal 1999. The same two customers accounted for approximately 16% and 10% of sales in fiscal 1998, and 17% and 12% of sales in fiscal 1997.

COMPETITION

The Company competes with approximately five other companies that manufacture specialty starches for the papermaking industry, none of which is dominant in the ethylated starch business. Although Penford is one of the smaller industrial starch producers, it is one of the major producers of specialty ethylated starches. The Company also competes with approximately five other companies that manufacture specialty food ingredients, all of whom have larger market shares. Competitors in the french fry coating market generally use potato starches imported from Europe. Competitors for other applications market products based on starches from corn or other raw materials. Application expertise, quality, service and price are the major competitive factors for Penford.

Some of the Company's competitors have significantly greater financial and technical resources than the Company.

EMPLOYEES

At October 28, 1999, Penford and its subsidiaries had 378 employees. Approximately 47% of the employees are represented by unions. Management believes its employee relations are good. The Company's collective bargaining agreement covering all of its unionized employees was completed in 1997 and expires in 2001.

METHODS OF DISTRIBUTION

All sales are generated using a combination of direct sales and distributor agreements.

Customers for corn-based starch ingredients may purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to five years or on a spot basis. Approximately 60% of sales are under fixed price contracts, with 40% representing formula price and spot business.

FOREIGN OPERATIONS AND EXPORT SALES

Export sales accounted for approximately 11% of the Company's total sales in fiscal 1999 and fiscal 1998, and less than 10% during fiscal 1997.

ITEM 2: PROPERTIES

The Company's leased headquarters are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004-5193. The Registrant's mailing address is, P.O. Box 1688, Bellevue, Washington 98009-1688. Other facilities as of August 31, 1999 are as follows:

                               Bldg. Area          Land Area           Owned/                    Function of
                                (Sq. Ft.)            (Acres)           Leased                    Facility
                               ----------          ---------           ------                    -----------
Cedar Rapids, Iowa               707,000               29              Owned                     Manufacture
                                                                                                 of corn starch
                                                                                                 products

Englewood, Colorado               45,000               --              Leased -- Expires         Offices and
                                                                       April 2000                research
                                                                                                 laboratories

Idaho Falls, Idaho                31,000               6               Owned                     Manufacture of
                                                                                                 industrial potato
                                                                                                 starch products

Richland, Washington              16,000               3               Leased -- Expires         Manufacture of
                                                                       November 2014,            food - grade potato
                                                                       with renewal option       and tapioca starch
                                                                                                 products

Plover, Wisconsin                 54,000               10              Owned                     Manufacture of
                                                                                                 food - grade potato
                                                                                                 starch products


The corn wet milling operation in Cedar Rapids, Iowa has operating capacity, measured in bushels ground, of approximately 75,000 bushels per day. The grind operates continuously except for periodic maintenance.

Most major properties are owned. The Company believes that its production facilities are well maintained and in good condition and that the capacities of the plants are suitable and sufficient to meet current production requirements. See "Management's Discussion and Analysis Forward-looking Statements." The Company is continually undertaking a process of expanding and improving its property, plant and equipment.

ITEM 3: LEGAL PROCEEDINGS

There are no material legal actions pending either for or against Penford Corporation and its subsidiaries.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age               Title
----                       ---               -----
Jeffrey T. Cook             43           President and
                                           Chief Executive Officer
                                           of Registrant                                 1998 - current
                                         Vice President-Finance and
                                           Chief Financial Officer of
                                             Registrant                                  1991 - 1998
                                         Treasurer of Registrant                         1988 - 1991

Francis C. Rydzewski        49           Vice President of Registrant
                                           and President and General
                                           Manager, Penford Products Co.,
                                           a wholly-owned subsidiary of
                                           Registrant                                    1996 - current
                                         Executive Vice President of
                                           Operations, Penford Products Co.,
                                           a wholly-owned subsidiary of
                                           Registrant                                    1995 - 1996
                                         Global Business Director,
                                           Air Products                                  1972 - 1995

Gregory C. Horn             51           Vice President of Registrant
                                           and President and General
                                           Manager, Penford Food
                                           Ingredients Co.                               1995 - current
                                         Vice President of Marketing,
                                           Penford Products Co.                          1993 - 1994
                                         Vice President and General
                                           Manager, Sarah Lee
                                           Corporation                                   1992 - 1993

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Penford common stock, $1.00 par value, trades on the Nasdaq Stock Market(R) under the symbol "PENX." On October 28, 1999, there were 954 shareholders of record. The high and low closing prices of the Company's common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 HIGH                  LOW
                                                 ----                  ---
FISCAL 1999(1)
         Quarter Ended November 30               $15.75                $11.25
         Quarter Ended February 28               $22.13                $11.88
         Quarter Ended May 31                    $14.88                $12.06
         Quarter Ended August 31                 $16.25                $10.50

FISCAL 1998(2)
         Quarter Ended November 30               $18.02                $14.23
         Quarter Ended February 28               $17.86                $12.31
         Quarter Ended May 31                    $15.50                $13.57
         Quarter Ended August 31 (2)             $14.18                $10.33

----------
(1) The high and low closing prices for fiscal year 1999 represent the actual prices of Penford's common stock subsequent to the distribution of PPCO.

(2) The historical high and low closing prices for fiscal year 1998 have been adjusted to reflect the distribution of PPCO to shareholders. The distribution was completed, effective at the close of business on August 31, 1998. The closing price of the Company's common stock on August 31, 1998, prior to the distribution was $26.50.

During each quarter in fiscal years 1999 and 1998, a $0.05 per share cash dividend was declared. The Company anticipates that it will continue to pay quarterly dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

                                                              Year Ended August 31
                                          ----------------------------------------------------------------------------
(Thousands of dollars except share and
    per share data)                       1999             1998            1997             1996           1995
                                      ----------       ----------       ----------       ----------     ----------
Operating Data:

   Sales                              $  155,056       $  163,045       $  170,057       $  168,018     $  149,663
   Gross margin percentage                  25.8%            28.0%            25.2%            23.4%          26.5%
   Income from continuing
       operations                     $    6,205(1)    $    8,110(2)    $    8,934(3)    $    6,969     $    8,269(4)
   Diluted earnings per share from
       continuing operations          $     0.80       $     1.08       $     1.25       $     0.99     $     1.18
   Dividends per share                $     0.20       $     0.20       $     0.20       $     0.20     $     0.20
   Average common shares
     and equivalents                   7,749,723        7,530,640        7,131,725        7,007,340      7,018,970

Balance Sheet Data:

   Total assets                       $  173,133       $  183,208       $  213,508       $  200,317     $  184,261

   Capital expenditures                   16,536           10,768           18,349           19,447         18,659

   Total debt                             56,378           73,896           67,746           66,763         62,898

   Shareholders' equity                   59,698           53,995           89,101           78,572         72,476

Note: All data prior to 1999, except share data, has been restated to reflect the distribution of 100% of the common stock of PPCO to the shareholders of Penford Corporation which was completed on August 31, 1998.

(1) Includes a pretax charge of approximately $1.6 million ($1.0 million after tax, or $0.13 per share) related to restructure costs recorded in connection with the administrative workforce reduction program at Penford Products Co.

(2) Includes a pretax charge of approximately $1.9 million ($1.3 million after-tax, or $0.17 per share) related to restructure costs recorded in connection with the spin-off of PPCO.

(3) Includes a pretax gain of approximately $1.2 million ($800,000 after-tax, or $0.11 per share) related to the sale of Southern California air emission credits.

(4) Includes a pretax gain of approximately $899,000 ($580,000 after-tax, or $0.08 per share) related to the sale of assets of Pacific Cogeneration, Inc.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1999 vs. Fiscal 1998

Fiscal 1999 sales of $155.1 million decreased $7.9 million, or 4.8%, compared to $163.0 million in fiscal 1998, primarily the result of lower sales volume of the Company's specialty paper chemical starches, which decreased approximately 4.0% from the prior year. Although the North American paper markets served by Penford experienced modest improvement at the end of the fiscal year, the adverse impact of Asian and worldwide economic conditions on the operations of the North American paper industry triggered the Company's sales and volume decline. To a lesser extent, lower overall corn costs, a key component in pricing, also contributed to the lower sales in fiscal 1999.

Strong sales volume of potato-based food starches driven by increased market penetration across all product lines by the Company's food ingredients products reduced the impact of the volume decline of specialty paper chemical starches on a consolidated basis. Sales of specialty starches for food-grade applications increased approximately 35% in fiscal 1999.

Gross margin was 25.8% in 1999, compared to 28.0% in 1998. Increased margin pressure from competitive pricing in the North American paper industry and the negative effect of lower production volumes on capacity utilization caused the decrease in gross margin. However, firming production rates and a shifting of product mix to higher margin, specialty paper chemical starches in the second half of the fiscal year partially mitigated the conditions in the North American paper industry. Higher sales volume and production of higher margin specialty food-grade starches also lessened the decrease in gross margin.

Operating expenses decreased $1.9 million, or 7.5%, in fiscal 1999. General and administrative cost reductions of approximately $2.6 million were primarily due to lower corporate office expenses related to the spin-off of Penwest Pharmaceuticals Co. ("PPCO") and company-wide cost containment efforts. Higher research and development expenses of $700,000 were attributed to new product development and commercialization, including the Company's efforts in biodegradable food packaging that uses starch as a primary ingredient.

Restructure costs of $1.6 million were recorded in the third quarter of fiscal 1999 in connection with the administrative workforce reduction of approximately 15% at Penford Products, consistent with the plan announced in March 1999. The total charge included an increase in the actuarial liability of the Company's retirement pension plans, severance and other actual and estimated expenses related to the overall reduction plan. Approximately $274,000 has been paid at August 31, 1999, and approximately 60% of the total restructure charge will be funded through the retirement plan's existing assets.

Interest expense decreased $381,000, or 6.6%, mostly as a result of lower outstanding debt balances.

Income from continuing operations before income taxes, excluding restructure costs, decreased $3.3 million, or 22.7%, in fiscal 1999. After the restructure costs, income from continuing operations before income taxes decreased $2.9 million, or 23.2%.

The effective tax rate in fiscal 1999 and 1998 was 35.0%, and is expected to be similar in fiscal 2000.

Fiscal 1998 vs. Fiscal 1997

Sales decreased $7.0 million, or 4.1%, in fiscal 1998. The decrease was primarily a result of lower corn prices in 1998. Corn is a key pricing component in many of the Company's products and changes in corn costs were generally passed through to customers. Corn prices trended lower throughout fiscal 1998. Sales were affected late in the fiscal year by worldwide economic conditions, which had an adverse effect on the operations of customers in the papermaking industry.

Volumes of specialty carbohydrate-based ingredients for industrial applications increased nominally in fiscal 1998. Growth opportunities were limited, particularly in the second half of fiscal 1998, as the Company's North American paper customers were negatively impacted by the Asian economic crisis and uncertainties in the global economy.

The Company's customers in the North American paper industry experienced significant competition from imports as demand for paper in Asia and other foreign markets decreased.

Shipments of food-grade starch volumes increased by 32.5% in 1998. The increase was primarily the result of the continued expansion of markets for coating products and the introduction of a line of products for processed meat applications.

On a consolidated basis, gross margin was 28.0% in 1998 compared to 25.2% in 1997. The increase reflected an emphasis on cost controls and lower corn and potato starch raw material costs, increased manufacturing efficiency associated with higher food-grade specialty starch volumes, and the impact of Company-wide process improvements implemented during the year.

Excluding restructuring costs, operating expenses increased $100,000, or less than 1.0%, in fiscal 1998. General and administrative cost reductions, primarily a result of lower corporate office expenses in the second half of the year, were offset by higher research and development costs of $200,000, or 4.3%, mainly due to new product development expenditures for industrial applications.

Restructure costs of $1.9 million were recorded in the third quarter of fiscal 1998, in conjunction with the spin-off of PPCO. See "Spin-off of Penwest Pharmaceuticals Co."

Interest expense increased $471,000, or 8.8%, due to higher outstanding debt balances and lower capitalized interest in the current year.

Income from continuing operations before income taxes, excluding restructure costs, increased $982,000, or 7.3%, in fiscal 1998. After the restructure costs, income from continuing operations before income taxes declined $949,000, or 7.1%.

The effective tax rate in 1998 was 35.0%, compared to 33.4% in 1997 when the Company benefited from tax credits.

Loss from discontinued operations of $5.1 million, net of tax, reflected the operating losses of PPCO for the nine months ended May 31, 1998, including the write-off of certain costs incurred in connection with the previously planned initial public offering of PPCO. Operating losses at PPCO increased due to a decrease in licensing fee income, higher general and administrative costs associated with the hiring of additional employees required for the Company to operate on a stand-alone basis after the spin-off, and higher research and development expenses related to the development of TIMERx(R) controlled release formulations.

Loss on disposal of $3.6 million, net of tax, resulted from the decision to spin-off the pharmaceuticals business to shareholders. These costs include professional fees, investment banking fees, other costs of establishing PPCO as a separate public entity, and operating losses of PPCO from May 31, 1998, through the distribution date, August 31, 1998.

Liquidity and Capital Resources

As of August 31, 1999, the Company had working capital of $10.8 million. The Company has an unsecured $75 million credit agreement under which $34.0 million was outstanding at the end of fiscal 1999. The Company's borrowing agreements contain financial covenants which require, among other things, maintenance of certain leverage and fixed charge coverage ratios and include limitations on minimum net worth. The covenants presently limit the amount the Company could borrow under its credit agreement. The Company also has $10 million of credit lines that are used for overnight borrowings. These lines are utilized throughout the year and there was $530,000 outstanding at the end of fiscal 1999.

The Company has guaranteed repayment of principal and interest and other obligations under a $15 million revolving credit facility obtained by PPCO. The Company's obligations under the guarantee are capped at $18 million, which includes principal, interest, fees and expenses incurred by PPCO in connection with the facility. The obligations are reduced by the amount of certain sales of securities by PPCO. The guarantee expires August 31, 2000. As of August 31, 1999, there was $4.3 million owed by PPCO under the facility.

Operating cash flow from continuing operations was $33.9 million, $21.6 million and $20.8 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, the Company used available cash and operating cash flow to pay down approximately $17.5 million of debt, finance capital expenditures and fund approximately $1.2 million of disbursements relating to the distribution of PPCO in fiscal 1998.

Capital expenditures related to continuing operations were $16.5 million, $10.8 million and $18.3 million in 1999, 1998 and 1997 respectively. Capital expansion has been funded from operating cash flow. Capital projects in 1999 were directed primarily to increasing capacity, improving operational efficiency, and upgrading and modernizing equipment at Cedar Rapids, Iowa, and Englewood, Colorado. In addition, the expansion of potato-based starch production capabilities in Plover, Wisconsin, was completed.

The Company expects the amount of capital expenditures in fiscal 2000 will be the same or lower than in fiscal 1999. Projects will be primarily directed to equipment modernization, process improvements and the completion of projects started in 1999. The Company intends to fund capital expenditures primarily from operating cash flows.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992, and has paid dividends each quarter since then. The Board of Directors reviews the dividend policy on a periodic basis.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. During fiscal 1999, the Company repurchased 140,200 shares of its own common stock for approximately $1.9 million.

Spin-off of Penwest Pharmaceuticals Co.

At the end of fiscal 1998, Penford effected a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, PPCO. The distribution was completed on August 31, 1998, representing the culmination of the plan to foster the growth potential of the Company's specialty carbohydrate-based ingredients business, and separately, the pharmaceuticals business.

The original plan, announced in October 1997, called for PPCO to complete an initial public offering ("IPO"), followed by a tax-free distribution of the Company's shares of PPCO. PPCO's IPO was postponed in December 1997 due to market conditions for new issues in general, as well as for health care and technology stocks in particular. Subsequently, the Company concluded that the objective of enhancing shareholder value could best be achieved through a tax-free distribution of PPCO to Penford Corporation shareholders, rather than wait for improvement in the initial public offering market. The spin-off required that an interim bank line of credit of $15 million be obtained by PPCO and guaranteed by Penford Corporation. On September 1, 1998, shares of PPCO began trading on the NASDAQ Stock Market under the symbol "PPCO."

As a result of the plan, Penford Corporation reported PPCO as a discontinued operation in fiscal 1998. One-time charges totaling $5.6 million ($3.6 million after-tax) were included as a component of discontinued operations, reflecting the costs of separating the two businesses, including direct costs such as professional fees, investment banking fees and other costs of establishing PPCO as a separate public company of approximately $3.3 million and operating losses of $2.3 million from May 31, 1998, to the distribution date, August 31, 1998. The PPCO loss from operations through May 31, 1998, of $7.9 million ($5.1 million after-tax) includes the write-off of certain costs incurred in connection with the previously planned IPO of approximately $1.7 million.

In addition, the Company incurred restructuring costs of $1.9 million charged to continuing operations, consisting primarily of costs associated with implementing the spin-off, severance costs and facilities charges incurred in connection with the downsizing of the corporate headquarters.

Year 2000

The Company has undergone an assessment of its information systems for compliance with the Year 2000 issue. The assessment and resulting remediation efforts address all facets of the Company including plant automation software, which includes embedded controllers and process control devices, materials management, engineering, laboratory, business systems and general user software. In connection with the Company's ongoing capital program, and as part of the Year 2000 remediation, a series of technology-related expenditures have been incurred. The implementation of detailed plans for upgrade, conversion, mitigation, or replacement of systems requiring remediation is complete. Total expenses for Year 2000 remediation efforts were approximately $520,000.

The Company has taken the actions deemed necessary to render mission critical systems capable of recognizing certain dates including those after December 31, 1999. However, third parties having a material relationship with the Company may present a potential risk based on their Year 2000 preparedness, which is not within the Company's control. The Company has identified and evaluated the Year 2000 preparedness of critical customers, suppliers and service providers. Based on the results of the review, no alternative courses of action to the initial remediation plan were warranted.

Management of the Company believes it has an effective program to resolve the Year 2000 issue. As noted above, the Company has completed all phases considered necessary to be Year 2000 ready. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. Although there is uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the full extent of the readiness of critical third parties and the Company's ability to determine every consequence of Year 2000 failures, the impact on the Company is not expected to be material.

The Company has contingency plans for its critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

Forward-looking Statements

This report contains forward-looking statements concerning the estimated capital expenditures, long-term debt maturities, the price and availability of raw materials, the impact of unanticipated Year 2000 failures and the anticipated results of the Company. Certain forward-looking statements are identified with a cross-reference to this section. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; the possibility of technical difficulties or cost overruns in the Company's Year 2000 compliance program; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

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

INTEREST

The fair market value of the Company's long-term debt is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowings. The fair value of the Company's long-term debt, assuming current incremental borrowing rates of interest, was $58.6 million as of August 31, 1999, representing an excess of approximately $2.2 million over the carrying value. The Company's market risk has been calculated as the possible increase in fair value resulting from a hypothetical one-point change in interest rates. The market risk associated with a one-point change in interest rates is approximately $800,000.

COMMODITIES

The availability and price of corn, the Company's most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. The Company generally follows a policy of hedging corn purchases related to fixed-price sales contracts to reduce price risk caused by market fluctuations. The instruments used are principally readily marketable exchange traded futures contracts, which are designated as hedges. The changes in market value of such contracts have a high correlation to changes in the price of corn. To obtain a proper matching of revenue and expense, gains or losses arising from hedging transactions are included in inventories as a cost of the raw material and reflected in earnings when the related sale is made.

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its raw material position. The Company's net commodity position consists primarily of inventories and purchase contracts and exchange traded futures contracts which hedge fixed sales commitments. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. As of August 31, 1999, the fair value of the Company's net corn position was approximately $1.4 million. The market risk associated with a 10% adverse change in corn prices is estimated at $140,000. Actual results could differ from this analysis.

ITEM 8: PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            August 31
(Thousands of dollars)                                                1999           1998
--------------------------------------------------------------------------------------------
Assets

Current assets:

Cash and cash equivalents                                           $      15     $   3,200
Trade accounts receivable                                              18,418        20,957
Inventories                                                            10,121        16,152
Prepaid expenses and other                                              4,384         5,424
                                                                    ---------     ---------
   Total current assets                                                32,938        45,733
Property, plant and equipment:
   Land                                                                 4,837         4,735
   Plant and equipment                                                205,451       189,685
   Construction in progress                                             8,823         8,243
   Less accumulated depreciation                                     (108,039)      (95,614)
                                                                    ---------     ---------
     Net property, plant and equipment                                111,072       107,049
Deferred income taxes                                                  13,849        13,781
Restricted cash value of life insurance                                11,896        11,371
Other assets                                                            3,378         5,274
                                                                    ---------     ---------
                                                                    $ 173,133     $ 183,208
                                                                    =========     =========

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                                    $   9,655     $   8,509
Accrued liabilities                                                     9,185         5,596
Current portion of long-term debt                                       3,277        13,697
Accrued liabilities, discontinued operations                               --         1,761
                                                                    ---------     ---------
   Total current liabilities                                           22,117        29,563
Long-term debt                                                         53,101        60,199
Other postretirement benefits                                          10,572        10,383
Deferred income taxes                                                  21,769        21,882
Other liabilities                                                       5,876         7,186

Commitments and Contingencies                                              --            --

Shareholders' equity:
Common stock, par value $1.00 per share,
   authorized 29,000,000 shares, issued 9,267,177
   shares in 1999 and 9,130,062 in 1998, including
   treasury shares                                                      9,267         9,130
Additional paid-in capital                                             21,459        20,223
Retained earnings                                                      59,370        54,644
Treasury stock, at cost, 1,839,916 shares in 1999
   and 1,773,560 in 1998                                              (30,327)      (29,647)
Note receivable from Savings
   and Stock Ownership Plan                                               (71)         (355)
                                                                    ---------     ---------
   Total shareholders' equity                                          59,698        53,995
                                                                    ---------     ---------
                                                                    $ 173,133     $ 183,208
                                                                    =========     =========

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended August 31
(Thousands of dollars except share and
per share data)                                           1999            1998            1997
------------------------------------------------------------------------------------------------
Sales                                                $   155,056     $   163,045     $   170,057
Cost of sales                                            115,021         117,405         127,225
                                                     -----------     -----------     -----------
Gross margin                                              40,035          45,640          42,832

Operating expenses                                        23,575          25,480          25,363
Restructure costs                                          1,559           1,931              --
                                                     -----------     -----------     -----------
Income from operations                                    14,901          18,229          17,469
Other income                                                  --              --           1,200
Investment income                                             89              34              72
Interest expense                                          (5,413)         (5,794)         (5,323)
                                                     -----------     -----------     -----------
Income from continuing operations
   before income taxes                                     9,577          12,469          13,418
Income taxes                                               3,372           4,359           4,484
                                                     -----------     -----------     -----------
Income from continuing operations                          6,205           8,110           8,934

Discontinued operations:
   Loss from operations, net of applicable
     income tax benefit of $2,771 in 1998                     --          (5,137)         (2,309)
     and $1,190 in 1997
   Loss on disposal, including operating losses
     from May 31, 1998 through disposal date, net
     of applicable income tax benefit of $1,967               --          (3,605)             --
                                                     -----------     -----------     -----------
Net income (loss)                                    $     6,205     $      (632)    $     6,625
                                                     ===========     ===========     ===========

Weighted average common shares and
   equivalents outstanding                             7,749,723       7,530,640       7,131,725
                                                     ===========     ===========     ===========
Earnings per common share:
   Income from continuing operations;
       Basic                                         $      0.84     $      1.11     $      1.28
                                                     ===========     ===========     ===========
       Diluted                                       $      0.80     $      1.08     $      1.25
                                                     ===========     ===========     ===========
   Net income (loss);
       Basic                                         $      0.84     $     (0.09)    $      0.95
                                                     ===========     ===========     ===========
       Diluted                                       $      0.80     $     (0.08)    $      0.93
                                                     ===========     ===========     ===========

Dividends declared per common share                  $      0.20     $      0.20     $      0.20
                                                     ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended August 31
(Thousands of dollars)                                1999         1998         1997
--------------------------------------------------------------------------------------
Operating activities:
Income from continuing operations                   $  6,205     $  8,110     $  8,934
Adjustments to reconcile income from
   continuing operations to net cash from
   continuing operations
     Depreciation                                     12,582       12,087       10,857
     Deferred income taxes                              (181)       1,075         (179)
     Stock compensation expense related to non-
     employee director stock options                     155          219          246
   Change in operating assets and liabilities
     of continuing operations
     Trade receivables                                 2,539        1,512         (448)
     Inventories                                       6,031       (1,876)        (663)
     Accounts payable, prepaids and other              6,549          484        2,054
                                                    --------     --------     --------
Net cash flow from continuing operations              33,880       21,611       20,801

Net cash used by discontinued operations              (1,150)     (12,170)      (5,898)
                                                    --------     --------     --------
Net cash from operating activities                    32,730        9,441       14,903

Investing activities:
Acquisitions of fixed assets, net                    (16,536)     (10,768)     (18,349)
Other                                                    180        1,291        1,118
                                                    --------     --------     --------
Net cash used by investing activities                (16,356)      (9,477)     (17,231)

Financing activities:
Proceeds from unsecured line of credit                39,040       87,867       87,875
Payments on unsecured line of credit                 (42,861)     (89,512)     (87,765)
Proceeds from long-term debt                          10,000       39,000        5,000
Payments on long-term debt                           (23,697)     (31,205)      (4,127)
Exercise of stock options                              1,353          721        3,671
Purchase of treasury stock                            (1,917)          --           --
Payment of dividends                                  (1,477)      (1,458)      (1,391)
Purchase of officers' life insurance                      --       (1,158)      (1,158)
                                                    --------     --------     --------
Net cash from (used by) financing activities         (19,559)       4,255        2,105
                                                    --------     --------     --------
Net increase (decrease) in cash
   and cash equivalents                               (3,185)       4,219         (223)
Cash and cash equivalents
   (bank overdrafts) at beginning of year              3,200       (1,019)        (796)
                                                    --------     --------     --------
Cash and cash equivalents
   (bank overdrafts) at end of year                 $     15     $  3,200     $ (1,019)
                                                    ========     ========     ========
Supplemental disclosure of cash flow information

Cash paid during the year for:
   Interest                                         $  5,117     $  6,206     $  5,924
   Income taxes                                     $  1,523     $  1,832     $  1,273

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           Note Receiv-
                                                                                            able from                    Total
                                               Additional                                   Savings &     Cumulative     Share-
                                  Common        Paid-In        Retained       Treasury        Stock      Translation    holders'
(Thousands of dollars)            Stock         Capital        Earnings        Stock      Ownership Plan  Adjustment     Equity
--------------------------------------------------------------------------------------------------------------------------------
Balances, September 1, 1996      $  8,677       $ 13,633       $ 88,640       $(30,637)      $(1,742)      $  (433)      $78,138

Net income                                                        6,625                                                    6,625
Exercise of stock options             416          3,255                                                                   3,671
Tax benefit of stock option
   exercises                                       1,328                                                                   1,328
Stock compensation expense
   related to non-employee
   director stock options                            246                                                                     246
Savings and Stock Ownership
   Plan activity                                       4                            33         1,103                       1,140
Translation loss                                                                                              (636)         (636)
Dividends declared                                               (1,411)                                                  (1,411)
                                 --------       --------       --------       --------       -------       -------       -------

Balances, August 31, 1997           9,093         18,466         93,854        (30,604)         (639)       (1,069)       89,101

Net loss                                                           (632)                                                    (632)
Spin-off of PPCO                                                (37,115)                                     1,069       (36,046)
Exercise of stock options              37            684                                                                     721
Stock compensation expense
   related to non-employee
   director stock options                            219                                                                     219
Savings and Stock Ownership
   Plan activity                                     854                           957           284                       2,095
Dividends declared                                               (1,463)                                                  (1,463)
                                 --------       --------       --------       --------       -------       -------       -------

Balances, August 31, 1998           9,130         20,223         54,644        (29,647)         (355)           --        53,995


Net income                                                        6,205                                                    6,205
Exercise of stock options             137          1,216                                                                   1,353
Tax Benefit of Stock Option
    Exercises                                        138                                                                     138
Stock compensation expense
   related to non-employee
   director stock options                            155                                                                     155
Savings and Stock Ownership                         (273)                        1,237           284                       1,248
   Plan activity
Purchase of treasury stock                                                      (1,917)                                   (1,917)
Dividends declared                                               (1,479)                                                  (1,479)
                                 --------       --------       --------       --------       -------       -------       -------
Balances, August 31, 1999        $  9,267       $ 21,459       $ 59,370       $(30,327)      $   (71)      $    --       $59,698
                                 ========       ========       ========       ========       =======       =======       =======

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Penford Corporation ("Penford" or the "Company") is in the business of developing, manufacturing and marketing specialty carbohydrate-based ingredient systems for various applications, including paper making, food ingredients and specialty textiles. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

Basis of Presentation

The consolidated financial statements include Penford and its wholly-owned subsidiaries excluding Penwest Pharmaceuticals Co. ("PPCO") which was spun-off to shareholders on August 31, 1998, and is reflected as a discontinued operation in the accompanying financial statements for all periods presented (see Note B). Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts in the financial statements for prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Cash equivalents consist of money market funds, short-term deposits and commercial paper. Amounts reported in the balance sheets represent cost which approximates market value.

Penford's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks of $1,034,000 and $499,000 are netted against cash at August 31, 1999 and 1998, respectively.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. The carrying value of financial instruments including cash, receivables and payables approximates market value at August 31, 1999. The fair market value of long-term debt is approximately $58.6 million at August 31, 1999, with a carrying value of $56.4 million. At August 31, 1998, the fair value of long-term debt was approximately $76.3 million, with a carrying value of $73.9 million. The fair value of fixed-rate, long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowings.

Penford Products' two largest customers individually accounted for approximately 18% and 11% of sales in fiscal 1999, with the same two customers accounting for approximately 16% and 10% of sales in fiscal 1998. These customers represented approximately 17% and 12% of sales in fiscal 1997. Export sales accounted for approximately 11% of total sales in fiscal 1999 and fiscal 1998, and less than 10% of total sales in fiscal 1997.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation assuming average useful lives of three to forty years for financial reporting purposes. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. Interest of $153,000, $39,000 and $537,000 was capitalized in 1999, 1998 and
1997, respectively.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes have been recorded using the liability method in recognition of these temporary differences.

Revenue Recognition

Sales revenue is recorded upon shipment of product.

Research and Development

Research and development costs of $5,062,000, $4,358,000 and $4,178,000 in 1999,
1998 and 1997, respectively, were charged to expense as incurred.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by APB Opinion No. 25, as allowed for in the Statement.

Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. The Company expects to adopt the new Statement effective September 1, 2000. The Statement establishes standards for recognition and measurement of derivatives and hedging activities and will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not yet determined the financial statement impact of SFAS No. 133.

NOTE B

DISCONTINUED OPERATIONS

At the end of fiscal 1998, Penford completed a tax-free distribution to its shareholder of the Company's pharmaceuticals subsidiary, PPCO. On August 31, 1998, Penford shareholders of record on August 10, 1998, received PPCO shares on a basis of three shares of PPCO for every two shares of the Company. Prior to the spin-off, PPCO entered into a $15 million revolving credit facility that is guaranteed by Penford, which expires August 31, 2000. As of August 31, 1999, there was $4.3 million owed by PPCO under the facility.

The consolidated financial statements of the Company reflect the spin-off of PPCO. Accordingly, PPCO's operating results and cash flows for the fiscal years prior to 1999 have been excluded from their respective captions in the accompanying financial statements. These items have been reported as Loss from Discontinued Operations (including disposal costs) and Net Cash Flows Used by Discontinued Operations.

Summarized financial information for the discontinued operations is set forth below (Thousands of dollars):

                                                            August 31
                                                    ----------------------------
                                                      1998               1997
                                                    --------           --------
Sales                                               $ 27,962           $ 26,577
Pre-tax loss from operations                         (10,183)            (3,499)
Identifiable assets                                   42,762             38,583


The Company recorded one-time charges totaling $5.6 million ($3.6 million after tax) which are included as a component of discontinued operations. These charges comprise the costs of separating the two businesses, including direct costs such as professional fees, investment banking fees and other costs of establishing PPCO as a separate public entity and operating losses incurred from May 31, 1998, the measurement date, through August 31, 1998, the spin-off date. The PPCO loss from operations of $7.9 million ($5.1 million after-tax) includes the write-off of certain costs incurred in connection with the previously planned IPO of PPCO of approximately $1.7 million. As of August 31, 1998, Penford forgave all intercompany borrowings of PPCO and reflected the distribution of PPCO stock to its shareholders as a reduction of consolidated retained earnings of $36.0 million.

In addition, restructuring costs of $1.9 million were charged to Penford's continuing operations in fiscal 1998 reflecting other costs associated with implementing the spin-off including adjustments to the corporate office infrastructure, severance costs and other facilities charges.

NOTE C

INVENTORIES

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out ("FIFO") method.

The Company generally follows a policy of hedging corn purchases related to fixed-price sales contracts and certain anticipated corn purchases to minimize price risk due to market fluctuations. The instruments used are principally readily marketable exchange-traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Also, the underlying commodity can be delivered against such contracts. Gains or losses arising from open and closed hedging transactions are included in inventory as a cost of raw materials and reflected in the statement of income when the related product is sold.

Components of inventory are as follows:

August 31 (Thousands of dollars)                          1999            1998
--------------------------------------------------------------------------------
Raw materials, supplies and other                       $ 3,423          $ 7,161
Work in progress                                            438              900
Finished goods                                            6,260            8,091
                                                        -------          -------
   Total inventories                                    $10,121          $16,152
                                                        =======          =======

NOTE D

DEBT

August 31 (Thousands of dollars)                                          1999        1998
--------------------------------------------------------------------------------------------
Unsecured credit agreement, matures in fiscal 2003, 5.94%
   interest rate at August 31, 1999                                     $34,000      $34,000
Private placement, 8.43% interest rate, semiannual interest
   payments, annual principal payments of $2,857, final
   maturity in fiscal 2003                                               11,428       14,285
Private placement, 8.85% interest rate, semiannual interest-only
   payments, final maturity in fiscal 2007                               10,000       20,000
Unsecured note, 9.40% interest rate, due in quarterly installments
   through December 1999                                                    420        1,260
Lines of credit, interest rate 6.00% at August 31, 1999                     530        4,351
                                                                        -------      -------
                                                                         56,378       73,896
Less current portion                                                      3,277       13,697
                                                                        -------      -------
Net long-term debt                                                      $53,101      $60,199
                                                                        =======      =======


Maturities of long-term debt for the fiscal years ending August 31, 2000 through 2004, and thereafter, are as follows (Thousands of dollars):

                                  2000      $ 3,277
                                  2001        2,857
                                  2002        2,857
                                  2003       37,387
                                  2004           --
                            Thereafter       10,000
                                            -------
                                            $56,378
                                            =======


The Company has an unsecured $75.0 million revolving credit agreement with three banks which will expire on June 30, 2003. Borrowing rates available to the Company under the agreement are based on LIBOR or prime rate depending on the selection of borrowing options.

The unsecured credit agreement, the private placements and other notes require, among other provisions, that the Company maintain certain leverage and fixed charge coverage ratios and include limitations on long-term indebtedness and minimum net worth.

The Company has uncommitted lines of credit aggregating $10.0 million, which provide for financing at various floating rates, of which $530,000 was outstanding at August 31, 1999.

The Company has entered into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of interest payment streams without an exchange of the underlying principal amount. Net amounts paid or received are reflected as adjustments to interest expense. The fair values of the swap agreements are not recognized in the financial statements. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the interest rate contract at current market rates. Management monitors the credit ratings of its counterparties, and believes the risk of incurring such losses is remote, and that if incurred, such losses would be immaterial.

At August 31, 1999, approximately $15 million of the Company's outstanding debt was subject to interest rate swap agreements, consisting of floating-rate to fixed-rate swaps, which effectively fix interest rates at approximately 9.0%.

PPCO entered into a $15 million revolving credit facility, which expires August 31, 2000. Penford Corporation has guaranteed repayment of principal, interest and other obligations under the facility. The Company's obligations under the guarantee are capped at $18 million and are reduced by the amount of certain sales of securities by PPCO. The Company is not liable for obligations of PPCO incurred after August 31, 2000. As of August 31, 1999, there was $4.3 million owed by PPCO under the facility.

NOTE E

LEASES

Certain of the Company's property, plant and equipment is leased under operating leases ranging from one to fifteen years with renewal options. Rental expense under operating leases was $4,517,000, $4,635,000 and $4,089,000 for fiscal years ended August 31, 1999, 1998 and 1997, respectively. Future minimum lease payments as of August 31, 1999, for noncancellable operating leases having initial lease terms of more than one year are as follows (Thousands of dollars):

              Years ending August 31            Operating Leases
              ----------------------            ----------------
                        2000                         $ 4,233
                        2001                           3,585
                        2002                           3,305
                        2003                           2,615
                        2004                           1,929
                     Thereafter                        8,174
                                                     -------
Total minimum lease payments                         $23,841
                                                     =======


NOTE F

STOCK OPTIONS

As of August 31, 1999 the Company had two stock option plans for which 1,967,599 shares of common stock were authorized for grants of options (adjusted for distribution of PPCO): the 1994 Stock Option Plan (the "1994 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors' Plan").

The 1994 Plan superseded the 1984 Stock Option Plan (168,330 shares outstanding at August 31, 1999) which expired in February 1994, and provides for the granting of stock options at the fair market value of the Company's common stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant.

The Directors' Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company's common stock on the date of grant. At each Director's annual election, annual retainers and meeting fees may be received in the form of non-qualified stock options in lieu of cash compensation. Options granted under the Directors' Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year.

Changes in stock options for the three years ended August 31 follow:

                                                                                    Wtd. Average
                                          Shares         Option Price Range        Exercise Price
                                        ---------        ------------------        --------------
Fiscal 1997
Balance, September 1, 1996              1,885,281           $ 2.56 - 10.88                $ 6.59
Granted                                   712,377             5.77 -  8.24                  7.80
Exercised                                (930,903)            2.56 - 10.00                  3.81
Cancelled                                 (51,863)            8.02 -  9.23                  8.92
                                        ---------
Balance, August 31, 1997                1,614,892             5.77 - 10.88                  8.65
                                        =========

Options Exercisable                       367,304             5.77 - 10.88                  8.73

Fiscal 1998
Granted                                    32,451           $10.06 - 12.32                $10.80
Exercised                                 (83,725)            7.47 - 10.44                  8.60
Cancelled                                  (5,459)                    8.02                  8.02
                                        ---------
Balance, August 31, 1998                1,558,159             5.77 - 12.32                  8.39
                                        =========

Options Exercisable                       595,283             5.77 - 12.32                  8.73

Fiscal 1999
Granted                                   525,141           $ 9.25 - 14.88                $ 9.43
Exercised                                (136,662)            5.77 - 10.88                  8.89
Cancelled                                (812,607)            7.47 - 10.77                  8.53
                                        ---------
Balance, August 31, 1999                1,134,031             5.77 - 14.88                  9.16
                                        =========

Options Exercisable                       433,015             5.77 - 13.13                  9.02

Shares available for future grant         800,710

The following table summarizes information concerning outstanding and exercisable options as of August 31, 1999:

                             Options Outstanding                    Options Exercisable
                    --------------------------------------       -------------------------
                                    Wtd. Avg.
                                    Remaining     Wtd. Avg                       Wtd. Avg.
   Range of         Number of      Contractual    Exercise       Number of        Exercise
Exercise Prices      Options          Life          Price         Options          Price
---------------     ---------      -----------    --------       ---------       ---------
 $5.77 - 9.23         456,654         6.32         $ 8.27         219,170          $ 7.59
  9.24 - 9.25         408,000         9.00           9.25              --              --
  9.26 - 14.88        269,377         4.94          10.53         213,845           10.49
                    ---------                                     -------
                    1,134,031                                     433,015
                    =========                                     =======


Subsequent to the spin-off of PPCO on August 31, 1998, the exercise price and number of options outstanding were adjusted in order to preserve the options' value as of the distribution date. The number of shares available for grant under the Plan was also adjusted in accordance with the Plan provisions. The option information for the three years ended August 31 shown above has been changed to reflect the adjustments required by the spin-off.

Stock appreciation rights (SARs) to certain officers of the Company that were granted in December 1986 and fully vested as of August 31, 1996, were fully exercised during the first half of fiscal 1997. As a result of depreciation of Penford stock, compensation expense was credited for $28,000 in 1997.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by APB Opinion No. 25, as allowed for in the Statement. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards. Had compensation cost been recognized based on the fair value at the date of grant for options awarded in 1999, 1998 and 1997 under the Plans, pro forma amounts of the Company's income from continuing operations and earning per common share from continuing operations would have been as follows (In thousands, except per share data):

                                                           Fiscal 1999          Fiscal 1998          Fiscal 1997
                                                           -----------          -----------          -----------
Income from continuing operations - as reported             $   6,205            $   8,110            $   8,934
Income from continuing operations -  pro forma                  5,883                7,411                8,003

Earnings per common share from continuing
    operations - as reported                                $    0.84            $    1.11            $    1.28
Earnings per common share from continuing
    operations - pro forma                                       0.80                 1.01                 1.14

Earnings per common share from
    continuing operations, diluted - as reported                 0.80                 1.08                 1.25
Earnings per common share from continuing
     operations, diluted - pro forma                             0.76                 0.98                 1.12

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 4.2% to 6.1%; expected option life of each vesting increment of 2.7 years for employees and 3.0 years for non-employee directors; expected volatility ranging from 49% to 60%; and expected dividends of $0.20 per share. The weighted average fair value of options granted under the 1994 plan during fiscal year 1999 was $5.18. There were no options granted under the 1994 Plan in fiscal 1998, and the weighted average fair value of options granted under the 1994 Plan during fiscal year 1997 was $4.09. The weighted average fair value of options granted under the Directors' Plan during fiscal years 1999, 1998 and 1997 was $7.47, $7.23 and $4.13, respectively. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 1999, 1998 and 1997 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 1999, 1998 and 1997 that vest over four to five years, and additional grants are generally made annually.

NOTE G

INCOME TAXES

Income tax expense on income from continuing operations consists of the following:

                                         Year Ended August 31
(Thousands of dollars)       1999                1998                1997
---------------------------------------------------------------------------------------
Current:
   Federal                 $ 3,233             $ 1,687             $ 1,467
   State                       320                 100                 208
                           -------             -------             -------
                             3,553               1,787               1,675
Deferred:
   Federal                    (171)              2,579               2,571
   State                       (10)                 (7)                238
                           -------             -------             -------
                              (181)              2,572               2,809
                           -------             -------             -------
Total provision            $ 3,372             $ 4,359             $ 4,484
                           =======             =======             =======


A reconciliation of the statutory federal tax to the actual provision for taxes on income from continuing operations is as follows:

                                                                             Year Ended August 31
(Thousands of dollars)                                         1999                  1998                 1997
-------------------------------------------------------------------------------------------------------------------
Statutory tax rate                                                 34%                  35%                  34%
Statutory tax on income from continuing operations            $ 3,256              $ 4,364              $ 4,562
State taxes, net of federal benefit                               211                   58                  238
Tax credits, including research and
   development credits                                            (45)                (468)                (322)
Foreign sales corporation                                        (153)                (210)                (244)
Restructuring and other nondeductible expenses                     82                  633                  114
Other                                                              21                  (18)                 136
                                                              -------              -------              -------
Total provision                                               $ 3,372              $ 4,359              $ 4,484
                                                              =======              =======              =======

The significant components of deferred tax assets and liabilities are as follows:

                                                               August 31
(Thousands of dollars)                                   1999             1998
--------------------------------------------------------------------------------
Deferred tax assets:
   Alternative minimum tax credit                       $ 4,788          $ 4,932
   Research and development credit                           --            1,223
   Postretirement benefits                                3,806            3,738
   Provisions for accrued expenses                        3,508            2,077
   Net operating losses                                     945            1,015
   Other                                                    802              796
                                                        -------          -------
Total deferred tax assets                                13,849           13,781

Deferred tax liabilities:
   Depreciation                                          21,099           21,273
   Other                                                    670              609
                                                        -------          -------
Total deferred tax liabilities                           21,769           21,882
                                                        -------          -------
   Net deferred tax liabilities                         $ 7,920          $ 8,101
                                                        =======          =======


The Company has net operating losses of approximately $2.6 million, which will be carried back to the appropriate prior fiscal years.

NOTE H

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in fiscal 1999. The Statement revises and standardizes disclosures about pensions and other postretirement benefits and does not impact financial position or the results of operations.

Penford maintains two noncontributory defined benefit pension plans and two postretirement benefit plans that cover substantially all employees and retirees.

The Company's funding policy for its defined benefit plans is to contribute amounts sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974. Presently, the Company funds the current benefits of its other postretirement benefit plans on a cash basis, and therefore, there are no plan assets.

The following represents information summarizing the Company's pension and other postretirement benefit plans (in thousands):

                                                  PENSION BENEFITS               OTHER BENEFITS
                                              -----------------------       -----------------------
                                                              YEAR ENDED AUGUST 31

                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at September 1             $ 24,102       $ 21,208       $  7,459       $  7,052
Service Cost                                       754            780            268            242
Interest Cost                                    1,583          1,541            489            496
Plan participants' contributions                    --             --             11             10
Settlement of benefit obligations                 (477)           (77)            --             --
Actuarial (gain) loss                             (890)           693           (814)           760
Change is assumptions                           (1,388)         1,231             --           (237)
Benefits paid                                   (1,455)        (1,274)          (361)          (379)
                                              --------       --------       --------       --------
Benefit obligation at August 31                 22,229         24,102          7,052          7,944
                                              ========       ========       ========       ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at September 1        23,840         24,639             --             --
Actual return on plan assets                     5,818            475             --             --
Settlements                                     (1,530)            --             --             --
Company contributions                               --             --            350            369
Plan participants' contributions                    --             --             11             10
Benefits paid                                   (1,455)        (1,274)          (361)          (379)
                                              --------       --------       --------       --------
Fair value of the plan assets at
   August 31                                    26,673         23,840             --             --
                                              ========       ========       ========       ========

Funded status of the plan (underfunded)          4,444           (262)        (7,052)        (7,944)
Unrecognized net (gain)                         (6,949)        (1,173)        (3,520)        (2,439)
Unrecognized transition obligation                 625            751             --             --
Unrecognized prior service cost                  1,041          1,109             --             --
                                              --------       --------       --------       --------
Prepaid (accrued) benefit cost                    (839)      $    425       $(10,572)      $(10,383)
                                              ========       ========       ========       ========


Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds, and real estate.

                                                PENSION BENEFITS                    OTHER BENEFITS
                                             -----------------------            ----------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
AUGUST 31                                    1999              1998             1999             1998
                                             -----             -----            ----             ----
Discount Rate                                 7.50%             6.75%           7.50%            6.75%
Expected return on plan assets               10.00             10.00
Rate of compensation increase                 4.00              4.00


Future benefit costs were estimated assuming medical costs would increase at an 8.5% annual rate for fiscal 2000, decreasing by one half percent ratably over the next seven years to a rate of 5.0%.

                                                PENSION BENEFITS                    OTHER BENEFITS
                                            ------------------------            ----------------------
                                             1999     1998     1997              1999    1998     1997
                                            ------   ------   ------            ------  ------   ------
COMPONENTS OF NET PERIODIC BENEFIT
COST (IN THOUSANDS)
Service Cost                                $  754   $  780   $  632            $  268  $  242   $  210
Interest Cost                                1,583    1,541    1,466               489     496      470
Expected return on plan assets              (2,319)  (2,398)  (1,931)               --      --       --
Net amortization and deferral                  194      (11)     141              (218)   (280)    (364)
                                            ------   ------   ------            ------  ------   ------
Benefit cost                                $  212   $  (88)  $  308            $  539  $  458   $  316
                                            ======   ======== ======            ======  ======   =======


As a result of the PPCO spin-off (see Note B) and the administrative workforce reduction program at Penford Products Co. (see Note M), curtailment and settlement accounting resulted in the recognition of net additional expenses of approximately $906,000 related to the Company's defined benefit plan for salaried employees.

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                          1-PERCENTAGE-            1-PERCENTAGE-
                                                              POINT                    POINT
                                                             INCREASE                 DECREASE
                                                          -------------            -------------
Effect on total of service and interest cost                  $  156                   $(122)
  components in fiscal 1999
Effect on postretirement benefit obligation
  as of August 31, 1999                                       $1,111                   $(898)

NOTE I

OTHER EMPLOYEE BENEFITS

Savings and Stock Ownership Plan

The Company has a savings investment plan. The savings component, available to all employees, matches 75% of the employee's contribution up to 6% of the employee's eligible pay, in the form of Penford common stock. During 1999, approximately 47,296 shares of stock were earned by plan participants. The savings component expense of the plan was $712,000, $833,000 and $734,000 for fiscal years 1999, 1998 and 1997, respectively. Compensation expense is recorded by the Company at the market value of shares contributed to the Plan.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. Profit-sharing contributions to participants were $505,000, $451,000 and $175,000 for the fiscal years 1999, 1998 and 1997, respectively.

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

Supplemental Executive Retirement Plan

The Company sponsors a Supplemental Executive Retirement Plan (SERP), a non-qualified plan, which covers certain employees. For 1999, 1998 and 1997, the net pension expense accrued for the SERP was $515,000, $650,000 and $602,000, respectively.

Health Care And Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense when paid. Health care and life insurance expense was $2,625,000, $2,455,000 and $2,436,000 in 1999, 1998 and 1997, respectively.

NOTE J

SHAREHOLDERS' EQUITY

Unissued Preferred Stock

As of August 31, 1999, there are 1,000,000 shares of $1.00 par value preferred stock authorized for issue; however, none are outstanding.

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

NOTE K

EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," in the second quarter of fiscal 1998. The Statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. All earnings per share amounts have been presented and where necessary, have been restated to conform with the requirements of SFAS No. 128.

The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except share and per share data):

                                                            Year Ended August 31

                                                   1999             1998                1997
                                                ----------      ----------          ----------
Income from continuing operations               $    6,205      $    8,110          $    8,934
Discontinued operations                                 --          (8,742)             (2,309)
                                                ----------      ----------          ----------
Net income (loss)                               $    6,205      $     (632)         $    6,625
                                                ==========      ==========          ==========
Weighted average common
    shares outstanding                           7,394,368       7,303,056           7,001,209
Net effect of dilutive
    stock options                                  355,355         227,584             130,516
                                                ----------      ----------          ----------
Weighted average common shares and
    equivalents outstanding                      7,749,723       7,530,640           7,131,725
                                                ==========      ==========          ==========
Earnings (loss) per common share, basic:
    Continuing operations                       $     0.84      $     1.11          $     1.28
    Discontinued operations                             --           (1.20)              (0.33)
                                                ----------      ----------          ----------
    Net income (loss)                           $     0.84      $    (0.09)         $     0.95
                                                ==========      ==========          ==========

Earnings (loss) per common share, diluted:
    Continuing operations                       $     0.80      $     1.08          $     1.25
    Discontinued operations                             --           (1.16)              (0.32)
                                                ----------      ----------          ----------
    Net income (loss)                           $     0.80      $    (0.08)         $     0.93
                                                ==========      ==========          ==========


Certain adjustments to outstanding options were made on September 1, 1998, subsequent to the spin-off of PPCO (see Note F).

NOTE L

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131, which establishes standards for the way that public business enterprises report information about operating segments in published financial reports. The Company operates in one business segment: developing, manufacturing, and marketing specialty carbohydrate-based ingredient systems for various applications.

NOTE M

OTHER EVENTS

Restructure Costs
On March 22, 1999, the Company announced a plan to reduce the administrative workforce at Penford Products by approximately 15% in an effort to align operating costs with market conditions. The workforce reduction of approximately 20 employees was implemented through a combination of a voluntary retirement incentive program and involuntary layoffs.

In connection with the workforce reduction plan, restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter of fiscal 1999. The restructuring costs included an increase to the actuarial liability of the Company's retirement pension plan, severance and other actual and estimated expenses related to the overall workforce reduction plan. The Company has disbursed approximately $274,000 of the total charge as of August 31, 1999. In addition, the Company's retirement plan will fund approximately 60% of the total charge with existing assets.

Prior year restructure costs of $1.9 million are described under discontinued operations (see Note B).

Sale of Air Emission Credits
In November 1996 the Company sold certain Southern California air emission credits and recognized a gain on the sale of $1.2 million, which is reflected as other income in the year ended August 31, 1997.

NOTE N

QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 1999
(Thousands of dollars except               First      Second          Third      Fourth
per share data)                           Quarter     Quarter       Quarter(1)   Quarter        Total
------------------------------------------------------------------------------------------------------
Sales                                     $38,723      $37,161      $39,262      $39,910      $155,056
Gross margin                               10,634        8,888       10,217       10,296        40,035
Income from continuing operations           2,295        1,259          703        1,948         6,205
Net income                                  2,295        1,259          703        1,948         6,205
Continuing operations:
  Earnings per common share               $  0.31      $  0.17      $  0.10      $  0.26      $   0.84
  Earnings per common share, diluted      $  0.30      $  0.16      $  0.09      $  0.25      $   0.80

Dividends declared                        $  0.05      $  0.05      $  0.05      $  0.05      $   0.20


Fiscal 1999
(Thousands of dollars except              First        Second          Third      Fourth
per share data)                         Quarter(2)     Quarter       Quarter(3)   Quarter        Total
------------------------------------------------------------------------------------------------------
Sales                                    $ 41,818     $ 40,723     $ 40,306     $ 40,198      $163,045
Gross margin                               11,411       11,397       11,330       11,502        45,640
Income from continuing operations           2,095        2,224        1,214        2,577         8,110
Discontinued operations                    (1,596)      (1,210)      (5,766)        (170)       (8,742)
Net income (loss)                             499        1,014       (4,552)       2,407          (632)
Continuing operations:
  Earnings per common share              $   0.29     $   0.30     $   0.17     $   0.35      $   1.11
  Earnings per common share, diluted     $   0.28     $   0.30     $   0.16     $   0.34      $   1.08

Dividends declared                       $   0.05     $   0.05     $   0.05     $   0.05      $   0.20

(1) Third quarter fiscal 1999 income from continuing operations includes restructure costs of $1.6 million ($1.0 million after-tax, or $0.13 per share) related to the administrative workforce reduction program at Penford Products.

(2) Earnings per share for the first quarter of fiscal 1998 was restated to conform to the requirements of SFAS No. 128, "Earnings Per Share," which the Company adopted in the second quarter of fiscal 1998.

(3) Third quarter fiscal 1998 income from continuing operations includes restructure costs of $1.9 million ($1.3 million after-tax, or $0.17 per share) related to the spin-off of PPCO.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Penford Corporation

We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

October 8, 1999
Seattle, Washington                     ERNST & YOUNG LLP

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

Keith T. Fujinaga
Corporate Controller and
Chief Accounting Officer

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.


PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

          The consolidated balance sheets as of August 31, 1999 and 1998 and the related statements of income, cash flows and shareholders' equity for each of the three years in the period ended August 31, 1999 and the report of independent auditors are included in Part II, Item 8.

(a)  (2)  Financial Statement Schedules

          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

(a)  (3)  Exhibits

          See list of Exhibits on page 43. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)  Reports on Form 8-K

     There were no filings on Form 8-K in the quarter ended August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Penford Corporation

Date: November 19, 1999                 /s/ Jeffrey T. Cook
                                        ----------------------------------------
                                        Jeffrey T. Cook, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 19, 1999                 /s/ Jeffrey T. Cook
                                        ----------------------------------------
                                        Jeffrey T. Cook, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date: November 19, 1999                 /s/ Keith T. Fujinaga
                                        ----------------------------------------
                                        Keith T. Fujinaga, Corporate Controller
                                        (Chief Accounting Officer)

Date: November 19, 1999

Directors

Jeffrey T. Cook*
Paul H. Hatfield*
John C. Hunter, III*                    By /s/ Keith T. Fujinaga
Sally G. Narodick*                         -------------------------------------
William G. Parzybok, Jr.*                  Attorney-in-Fact*
N. Stewart Rogers*                         Power of Attorney Dated
William K. Street*

                                        Date October 19, 1999
                                             -----------------------------------

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

    21            Subsidiaries of the Registrant

    23            Consent of Ernst & Young LLP, Independent Auditors

    24            Power of Attorney

    27            Financial Data Schedule

                         SUBSET OF THE INDEX TO EXHIBITS

Executive Compensation Plans and Arrangements

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