Form 10-Q
period 1999-11-30
PENFORD CORP
filed 2000-01-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

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

                                 (425) 462-6000
              (Registrant's telephone number, including area code)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]       No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 5, 2000.

           Class                                                  Outstanding
           -----                                                  -----------
Common stock, par value $1.00                                      7,423,155

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                Page No.
                                                                                --------
PART I  -  FINANCIAL INFORMATION

Item 1 -   Financial Statements

Condensed Consolidated Balance Sheets                                               3
           November 30, 1999 and August 31, 1999

Condensed Consolidated Statements of Income                                         4
           Three Months Ended November 30, 1999 and
           November 30, 1998

Condensed Consolidated Statements of Cash Flow                                      5
           Three Months Ended November 30, 1999 and
           November 30, 1998

Notes to Condensed Consolidated Financial Statements                               6-7


Item 2 -   Management's Discussion and Analysis of                                8-10
           Financial Condition and Results of Operations

Item 3 -   Quantitative and Qualitative Disclosures                                10
           About Market Risk


PART II - OTHER INFORMATION

Item 1 -   Legal Proceedings                                                       11

Item 2 -   Changes in Securities                                                   11

Item 3 -   Defaults Upon Senior Securities                                         11

Item 4 -   Submission of Matters to a Vote of Security Holders                     11

Item 5 -   Other Information                                                       11

Item 6 -   Exhibits and Reports on Form 8-K                                       11-13

SIGNATURES                                                                         14

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              November 30, 1999   August 31, 1999
                                                              -----------------   ---------------
                                     ASSETS

Current assets:
         Cash and cash equivalents                                 $      --         $      15
         Trade accounts receivable                                    20,939            18,418
         Inventories:
              Raw materials and other                                  3,680             3,423
              Work in progress                                           448               438
              Finished goods                                           5,981             6,260
                                                                   ---------         ---------
                                                                      10,109            10,121
         Prepaid expenses and other                                    4,755             4,384
                                                                   ---------         ---------
              Total current assets                                    35,803            32,938

Net property, plant and equipment                                    111,522           111,072
Deferred income taxes                                                 12,883            13,849
Restricted cash value of life insurance                               11,896            11,896
Other assets                                                           3,320             3,378
                                                                   ---------         ---------
              Total assets                                         $ 175,424         $ 173,133
                                                                   =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Bank overdraft, net                                       $      44         $      --
         Accounts payable                                             10,558             9,655
         Accrued liabilities                                           9,853             9,185
         Current portion of long-term debt                             3,067             3,277
                                                                   ---------         ---------
              Total current liabilities                               23,522            22,117
Long-term debt                                                        52,604            53,101
Other postretirement benefits                                         10,626            10,572
Deferred income taxes                                                 20,663            21,769
Other liabilities                                                      6,264             5,876

Shareholders' equity:
         Common stock                                                  9,270             9,267
         Additional paid-in capital                                   21,531            21,459
         Retained earnings                                            61,480            59,370
         Treasury stock                                              (30,536)          (30,327)
         Note receivable from Savings and
              Stock Ownership Plan
                                                                          --               (71)
                                                                   ---------         ---------
                 Total shareholders' equity                           61,745            59,698
                                                                   ---------         ---------
                 Total liabilities and shareholders' equity        $ 175,424         $ 173,133
                                                                   =========         =========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)



                                                 Three Months Ended November 30
                                                 ------------------------------
                                                    1999               1998
                                                 ----------         -----------
Sales                                            $   40,553         $    38,723

Cost of sales                                        29,487              28,089
                                                 ----------         -----------

     Gross margin                                    11,066              10,634

Operating expenses                                    5,967               5,675
                                                 ----------         -----------

     Income from operations                           5,099               4,959

Interest expense, net                                (1,276)             (1,428)
                                                 ----------         -----------

Income before Taxes                                   3,823               3,531

Income taxes                                          1,338               1,236
                                                 ----------         -----------

Net income                                       $    2,485         $     2,295
                                                 ==========         ===========

Weighted average common shares and
       equivalents outstanding                    7,709,616           7,749,191

Earnings per common share:
   Net income
       Basic                                     $     0.33         $      0.31
                                                 ==========         ===========
       Diluted                                   $     0.32         $      0.30
                                                 ==========         ===========

Dividends declared per common share              $     0.05         $      0.05
                                                 ==========         ===========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)



                                                                 Three Months Ended November 30
                                                                 ------------------------------
                                                                      1999             1998
                                                                    --------         -------
Operating Activities:
         Net Income                                                 $  2,485         $ 2,295
         Adjustments to reconcile net income
              to net cash from operations:
                  Depreciation                                         3,311           3,006
                  Deferred income taxes                                 (141)           (187)
                  Change in operating assets and liabilities
                  of continuing operations:
                      Trade receivables                               (2,521)          1,521
                      Inventories                                         12             843
                      Accounts payable, prepaids and other             1,310           3,203
                  Net cash used in discontinued operations                --          (1,017)
                                                                    --------         -------
              Net cash from operating activities                       4,456           9,664

Investing Activities:
         Additions to property, plant and equipment, net              (3,741)         (5,175)
         Other                                                           481             279
                                                                    --------         -------
         Net cash used by investing activities                        (3,260)         (4,896)

Financing Activities:
         Proceeds from unsecured line of credit                       13,795           6,355
         Payments on unsecured line of credit                        (11,435)         (8,696)
         Payments on long-term debt                                   (3,067)         (3,067)
         Exercise of stock options                                        30              --
         Purchase of treasury stock                                     (209)             --
         Payment of dividends                                           (369)           (367)
                                                                    --------         -------
         Net cash used by financing activities                        (1,255)         (5,775)
                                                                    --------         -------

         Net decrease in cash and equivalents                            (59)         (1,007)
         Cash and cash equivalents at
                    beginning of period                                   15           3,200
                                                                    --------         -------
              Cash and cash equivalents (bank overdraft) at
                    end of period                                   $    (44)        $ 2,193
                                                                    ========         =======


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's ("Penford" or the "Company") annual report on Form 10-K for the fiscal year ended August 31, 1999.

         Certain prior year amounts have been reclassified to conform with current year presentation, which had no effect on previously reported net income.

2.       EARNINGS PER COMMON SHARE

         The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (dollars in thousands, except per share data):


                                                         Three Months Ended
                                                             November 30
                                                  ----------------------------
                                                     1999              1998
                                                  ----------        ----------
         Net income                               $    2,485        $    2,295
                                                  ==========        ==========

         Weighted average common
             shares outstanding                    7,424,711         7,356,882
         Net effect of dilutive
             stock options                           284,905           392,309
                                                  ----------        ----------
         Weighted average common shares
             outstanding assuming dilution         7,709,616         7,749,191
                                                  ==========        ==========
         Earnings per common share:
               Net income
                  Basic                           $     0.33        $     0.31
                                                  ==========        ==========
                  Diluted                         $     0.32        $     0.30
                                                  ==========        ==========

         Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.


3.       RESTRUCTURE COSTS

         On March 22, 1999, the Company announced a plan to reduce the administrative workforce at Penford Products by approximately 15% in an effort to align operating costs with market conditions. The workforce reduction of 20 employees was implemented through a combination of a voluntary retirement incentive program and involuntary layoffs.

         In connection with the workforce reduction plan, restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter of fiscal 1999. The restructuring costs included an increase to the actuarial liability of the Company's retirement pension plan, severance and other actual and estimated expenses related to the overall workforce reduction plan. The Company has disbursed approximately $312,000 of the total charge as of November 30, 1999. In addition, the Company's retirement plan will fund approximately 60% of the total charge with existing assets. The remaining costs are anticipated to be settled in the first half of fiscal 2000.

Item 2                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

Consolidated sales increased $1.8 million, or 4.7%, to $40.6 million in the three months ended November 30, 1999. The increase from $38.7 million in three months ended November 30, 1998 is primarily the result of higher sales volume of the Company's specialty starches for industrial and food ingredient applications. Sales volumes of specialty products for paper customers increased approximately 9.5% over the same period in the prior year due to improving conditions in the operations of the North American paper customers served by Penford. Lower corn costs dampened the volume impact on the increase in consolidated sales, as the benefits of these lower costs are generally passed through to customers.

Sales revenue and volumes of specialty potato-based food starches increased 7.0% and 8.6% respectively, in the first quarter of fiscal 2000 over the same period a year ago. The increase over last year's strong quarter was primarily due to solid performance for coatings products and increased sales volume of starches for processed meat applications.

Gross margin for the three months ended November 30, 1999 was 27.3% compared to 27.5% for the corresponding period a year ago. Total gross margin for the three months ended November 30, 1999 was $11.1 million compared to $10.6 million for the corresponding period a year ago. The increase of $0.5 million is primarily due to higher sales volumes across all product lines.

Operating expenses increased approximately $300,000 to $6.0 million in the first quarter ended November 30, 1999, compared to $5.7 million in the corresponding quarter a year ago. The increase in operating expenses is due primarily to increased research and development spending related to Penford's portfolio of specialty carbohydrate-based ingredient systems.

Net interest expense was $1.3 million for the three months ended November 30, 1999 compared to $1.4 million in the same period in fiscal 1999. The decrease is attributed to lower debt balances.

The effective tax rate for the first quarter of fiscal 2000 and 1999 was 35.0%. The effective tax rate for all fiscal year 2000 is expected to be similar.

Net income was $2.5 million, or $0.32 per share assuming dilution, for the three months ended November 30, 1999, compared to net income of $2.3 million, or $0.30 per share assuming dilution, for the corresponding period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1999, Penford had working capital of $12.3 million, an unsecured credit agreement of $75.0 million under which there was $34.0 million outstanding, and several uncommitted lines of credit aggregating $10.0 million under which there was $2.9 million outstanding. During the first quarter of fiscal 2000, the Company used operating cash flow to pay down approximately $700,000 of debt and to finance capital expenditures of approximately $3.7 million.

Cash flow from operations for the quarter ended November 30, 1999 was $4.5 million compared to $9.7 million in the corresponding quarter of the prior year. The decrease in operating cash flow is due to fluctuations in the components of working capital, primarily an increase in trade accounts receivable resulting from the increase in sales in the second half of the quarter ended November 30, 1999.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has paid such dividends each quarter since.

In November of 1998, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding stock of the company. The Company repurchased 15,200 shares of its common stock in the first quarter of fiscal 2000 for a total of $209,000. Repurchases under the program to date have totaled 158,800 shares for $2.1 million.

Additions to property, plant and equipment during the three months ended November 30, 1999 were $3.7 million. First quarter additions were primarily for capital improvements at the facility in Cedar Rapids, Iowa.

YEAR 2000

The Company has taken the actions deemed necessary to render mission critical systems capable of recognizing certain dates including those after December 31, 1999. Third parties having a material relationship with the Company may present a potential risk based on their Year 2000 preparedness, which is not within the Company's control. The Company identified and evaluated the Year 2000 preparedness of critical customers, suppliers and service providers. Based on the results of the review and the Company not experiencing any significant issues through January 12, 2000, further remediation is not required at this time.

Management of the Company believes it has an effective program to resolve the Year 2000 issue. As noted above, the Company has completed all phases considered necessary to be Year 2000 ready. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. Although there is uncertainty inherent in the Year 2000 issue, resulting from the uncertainty of the full extent of the readiness of critical third parties and the

Company's ability to determine every consequence of Year 2000 failures, there has been no impact on the Company to date, and future impacts are not expected to be material.

The Company has contingency plans for its critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning long-term debt maturities, the impact of unanticipated Year 2000 failures and the anticipated results of the Company. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update any forward-looking statements if circumstances or management's estimates or opinions should change.

Additional information which could affect the Company's financial results is included in the Company's 1999 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 1999 on file with the Securities and Exchange Commission.


Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK


MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The market risk associated with the Company's market risk sensitive instruments is the potential loss from adverse changes in interest rates and commodities prices.

The Company is unaware of any material changes to the market risk disclosures referred to in the Company's Report on Form 10-K for the year ended August 31, 1999.

                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings
              A complaint was filed in late November, 1999 against Penford in the United States District Court for the District of Idaho, alleging various violations of the federal Clean Air Act, as well as claims for trespass and nuisance by alleged emissions from Penford's Idaho Falls starch processing plant. The subject of the complaint involves alleged excessive starch emissions that occurred in 1996 and 1997, which were previously disclosed by the Company, and certain other alleged violations relating to the plant. The complaint seeks civil penalties, together with private damages. The case is in the early stages, but Penford disputes the claims and will vigorously defend the claims.

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

              (4.1) Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an Exhibit to Registrant's Amendment to Registration Statement on Form 8-A/A dated May 5,
                       1997)

              (10.1) Senior Note Agreement among Penford Corporation as Borrower and Mutual of Omaha and Affiliates as lenders, dated November 1, 1992 (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28,
                       1993)

              (10.2) Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

              (10.3) Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

              (10.4) Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

              (10.5) Change of Control Agreements between Penford Corporation and Messrs. Cook, Horn, and Rydzewski (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

              (10.6) Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

              (10.7) Note Agreement dated as of October 1, 1994 among Penford Corporation, Principal Mutual Life Insurance Company and TMG Life Insurance Company (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended February 28,
                       1995)

              (10.8) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)

              (10.9) Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

              (10.10) Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

              (10.11) Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

              (10.12) Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31,
                       1998)

              (10.13) Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31,
                       1998)

              (10.14) Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31,
                       1998)

              (10.15) Restatement and Exchange Agreement amending the Senior Note Agreement among Penford Corporation as Borrower and Mutual of Omaha and Affiliates as lenders, dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.16) Guaranty Agreement dated as of August 1, 1998 by Penford Products Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant and Mutual of Omaha and Affiliates (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.17) Intercreditor Agreement dated as of August 1, 1998 among the parties to the Credit Agreement dated July 2, 1998 and the parties to the Senior Note Agreements dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.18) Restatement and Exchange Agreement amending the Note Agreement among Penford Corporation as Borrower, and Principal Mutual Life Insurance Company and TMG Life Insurance Company as lenders, dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.19) Guaranty Agreement dated as of August 1, 1998 by Penford Products Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant, Principal Mutual Life Insurance Company, and TMG Life Insurance Company (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.20) Credit Agreement dated as of July 2, 1998 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as the lenders, and The Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.21) Specific Guarantee made by Penford Corporation in favor of The Bank of Nova Scotia (the "Bank") in respect to the indebtedness and liability of Penwest Pharmaceuticals Co. to the Bank under a letter loan agreement dated as of July 2, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.22) Specific Guarantee made by Penford Products Co. in favor of The Bank of Nova Scotia (the "Bank") in respect to the indebtedness and liability of Penwest Pharmaceuticals Co. to the Bank under a letter loan agreement dated as of July 2, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              (10.23) Revolving Term Credit Facility in Favor of Penwest Pharmaceuticals Co. as borrowers and The Bank of Nova Scotia as lender dated as of July 2, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

              27       Financial Data Schedule

(b) There were no filings on Form 8-K in the quarter ended November 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       Penford Corporation
                                        ----------------------------------------
                                                           (Registrant)




January 12, 2000                        /s/ Jeffrey T. Cook
----------------                        ----------------------------------------
     Date                               Jeffrey T. Cook
                                        President and
                                        Chief Executive Officer (Principal
                                        Executive Officer)




January 12, 2000                        /s/ Keith T. Fujinaga
----------------                        ----------------------------------------
     Date                               Keith T. Fujinaga
                                        Corporate Controller
                                        (Chief Accounting Officer)