Form 10-Q
period 2000-02-29
PENFORD CORP
filed 2000-04-11
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

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

                                          Yes        [X]           No        [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

              Class                                       Outstanding
              -----                                       -----------
   Common stock, par value $1.00                           7,438,475

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.
                                                                   --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
         February 29, 2000 and August 31, 1999                        3

Condensed Consolidated Statements of Income
         Three and Six Months Ended February 29, 2000
         and February 28, 1999                                        4

Condensed Consolidated Statements of Cash Flow
         Six Months Ended February 29, 2000 and
         February 28, 1999                                            5

Notes to Condensed Consolidated Financial Statements                 6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8-10

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                           10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           11

Item 2 - Changes in Securities                                       11

Item 3 - Defaults Upon Senior Securities                             11

Item 4 - Submission of Matters to a Vote of Security Holders         11

Item 5 - Other Information                                           11

Item 6 - Exhibits and Reports on Form 8-K                          12-14

SIGNATURES                                                           15

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               February 29,     August 31,
                                                                   2000            1999
                                                               ------------     ----------
                                     ASSETS
Current assets:
        Cash and cash equivalents                               $     660       $      15
        Trade accounts receivable                                  20,092          18,418
        Inventories:
           Raw materials and other                                  3,160           3,423
           Work in progress                                           329             438
           Finished goods                                           7,198           6,260
                                                                ---------       ---------
                                                                   10,687          10,121
        Prepaid expenses and other                                  5,708           4,384
                                                                ---------       ---------
           Total current assets                                    37,147          32,938

Net property, plant and equipment                                 112,933         111,072
Deferred income taxes                                              12,905          13,849
Restricted cash value of life insurance                            12,030          11,896
Other assets                                                        3,259           3,378
                                                                ---------       ---------

           Total assets                                         $ 178,274       $ 173,133
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                        $  10,641       $   9,655
        Accrued liabilities                                        11,252           9,185
        Current portion of long-term debt                           2,857           3,277
                                                                ---------       ---------
           Total current liabilities                               24,750          22,117

Long-term debt                                                     52,056          53,101
Other postretirement benefits                                      10,688          10,572
Deferred income taxes                                              20,496          21,769
Other liabilities                                                   6,328           5,876

Shareholders' equity:
        Common stock                                                9,312           9,267
        Additional paid-in capital                                 21,880          21,459
        Retained earnings                                          63,858          59,370
        Treasury stock                                            (31,094)        (30,327)
        Note receivable from Savings and
           Stock Ownership Plan                                        --             (71)
                                                                ---------       ---------

           Total shareholders' equity                              63,956          59,698
                                                                ---------       ---------

           Total liabilities and shareholders' equity           $ 178,274       $ 173,133
                                                                =========       =========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                  Three Months                         Six Months
                                              Ended February 29/28                Ended February 29/28
                                         -----------------------------       -----------------------------
                                            2000              1999              2000              1999
                                         -----------       -----------       -----------       -----------
Sales                                    $    38,333       $    37,161       $    78,886       $    75,932
Cost of sales                                 27,128            28,273            56,615            56,411
                                         -----------       -----------       -----------       -----------
    Gross margin                              11,205             8,888            22,271            19,521
Operating expenses                             4,474             4,509             9,069             8,899
Research and development                       1,295             1,126             2,667             2,410
                                         -----------       -----------       -----------       -----------
    Income from operations                     5,436             3,253            10,535             8,212
Interest expense                              (1,205)           (1,316)           (2,481)           (2,744)
                                         -----------       -----------       -----------       -----------
    Income before taxes                        4,231             1,937             8,054             5,468
Income taxes                                   1,481               678             2,820             1,914
                                         -----------       -----------       -----------       -----------
Net income                               $     2,750       $     1,259       $     5,234       $     3,554
                                         ===========       ===========       ===========       ===========


Weighted average common shares and
    equivalents outstanding                7,770,532         7,851,974         7,740,074         7,800,582


Earnings per common share:
    Net income
       Basic                             $      0.37       $      0.17       $      0.71       $      0.48
                                         ===========       ===========       ===========       ===========
       Diluted                           $      0.35       $      0.16       $      0.68       $      0.46
                                         ===========       ===========       ===========       ===========


Dividends declared per common share      $      0.05       $      0.05       $      0.10       $      0.10
                                         ===========       ===========       ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                    Six Months
                                                                Ended February 29/28
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------

Operating Activities:
        Net income                                            $  5,234       $  3,554
        Adjustments to reconcile net income
          to net cash from operations:
             Depreciation                                        6,709          6,066
             Deferred income taxes                                (330)          (217)
             Change in operating assets and liabilities:
                Trade receivables                               (1,674)         1,056
                Inventories                                       (566)         2,485
                Accounts payable, prepaids and other             2,119          3,535
             Net cash used in discontinued operations               --         (1,017)
                                                              --------       --------
        Net cash from operating activities                      11,492         15,462

Investing Activities:
        Additions to property, plant and equipment, net         (8,529)        (9,346)
        Other                                                      513            416
                                                              --------       --------
        Net cash used by investing activities                   (8,016)        (8,930)

Financing Activities:
        Proceeds from unsecured line of credit                  30,282         15,895
        Payments on unsecured line of credit                   (28,470)       (20,246)
        Proceeds of long-term debt                                  --         10,000
        Payments on long-term debt                              (3,277)       (13,277)
        Exercise of stock options                                  148             --
        Purchase of treasury stock                                (767)          (196)
        Payment of dividends                                      (747)          (736)
                                                              --------       --------
        Net cash used by financing activities                   (2,831)        (8,560)
                                                              --------       --------
        Net increase (decrease) in cash and equivalents            645         (2,028)
        Cash and cash equivalents at
          beginning of period                                       15          3,200
                                                              --------       --------

        Cash and cash equivalents at
          end of period                                       $    660       $  1,172
                                                              ========       ========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS

        Penford Corporation ("Penford" or the "Company") develops, manufactures and markets specialty carbohydrate-based ingredient systems for various applications, including papermaking, textiles and food products. The Company utilizes its expertise in carbohydrate chemistry to develop functional ingredient formulations using starch as a base for value-added applications in the markets its products are sold.

        The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application in a variety of commercial markets. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods. Penford's core carbohydrate-based specialty starches possess excellent binding and film-forming attributes in both industrial and food applications.

2.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's annual report on Form 10-K for the fiscal year ended August 31, 1999.

        Certain prior year amounts have been reclassified to conform with current year presentation, which had no effect on previously reported net income.

3.      EARNINGS PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (Dollars in thousands except per share data):

                                                 Three Months Ended                Six Months Ended
                                                   February 29/28                   February 29/28
                                             --------------------------      --------------------------
                                                2000            1999            2000            1999
                                             ----------      ----------      ----------      ----------

        Net income                           $    2,750      $    1,259      $    5,234      $    3,554
                                             ==========      ==========      ==========      ==========

        Weighted average common
          shares outstanding                  7,417,890       7,396,069       7,421,301       7,376,475

        Net effect of dilutive
          stock options                         352,642         455,905         318,773         424,107
                                             ----------      ----------      ----------      ----------

        Weighted average common shares
          outstanding assuming dilution       7,770,532       7,851,974       7,740,074       7,800,582
                                             ==========      ==========      ==========      ==========

        Earnings per common share:
          Net income
             Basic                           $     0.37      $     0.17      $     0.71      $     0.48
                                             ==========      ==========      ==========      ==========
             Diluted                         $     0.35      $     0.16      $     0.68      $     0.46
                                             ==========      ==========      ==========      ==========

        Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.

4.      RESTRUCTURE COSTS

        On March 22, 1999, the Company announced a plan to reduce the administrative workforce at Penford Products by 15% (20 employees) in an effort to align operating costs with market conditions. The plan was implemented through a combination of a voluntary retirement incentive program and involuntary layoffs. As a result, restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter of fiscal 1999.

        The restructuring costs included an increase to the actuarial liability of the Company's retirement pension plan, severance and other expenses related to the overall workforce reduction plan. The Company's retirement plan will fund approximately 60% of the total charge with existing assets. The remaining costs were paid out in the first half of fiscal 2000.

Item 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased to $38.3 million from $37.2 million, or 3.2%, in the second quarter of fiscal 2000 compared to the same prior year period. Sales for the first six months of fiscal 2000 increased to $78.9 million from $75.9 million, or 3.9%, versus last year's same six-month period. The increases in sales for the quarter and six month period were primarily due to higher sales volume of the Company's specialty starches for industrial and food product applications. Sales volumes of industrial related specialty products, primarily for paper customers, increased approximately 8% over the same two prior year periods. Higher volumes of paper production by Penford's North American paper customers, and to a lesser extent, new business development efforts caused the volume growth. Lower corn costs, a key pricing component generally passed through to customers, and some pricing pressure for paper related business moderated the impact of volume growth on the increase in sales.

Sales volumes of specialty food starches in the second quarter and first six months of fiscal 2000 increased 40% and 23%, respectively, over the same quarter and six month period in the prior year. The continued strong demand for food-grade, starch-based systems for coatings and processed meat applications contributed to the overall increase in consolidated sales.

Gross margin improved to $11.2 million, or 29.2%, in the second quarter, from $8.9 million, or 23.9%, in the corresponding prior year period. The gross margin improvement is the result of higher sales volume and manufacturing efficiency gains across all of the Company's product lines. Cost savings achieved in manufacturing and raw material purchasing for specialty starches for papermaking applications more than offset the price pressure noted above. Gross margin for the six months ended February 29, 2000 increased to $22.3 million, or 28.2%, from $19.5 million, or 25.7%, for the same six-month period in the prior year. The improvement is also attributed to the volume increases, efficiency gains and cost savings.

Operating expenses in the second quarter of $4.5 million were consistent with the same period in the prior year. For the six months ended February 29, 2000, operating expense rose slightly to $9.1 million from $8.9 million, or 1.9%. Research and development expenses increased in the second quarter and first six months of fiscal 2000 to $1.3 million and $1.1 million, respectively, representing increases of 15% and 11% from the corresponding periods in the prior year. The increased spending on research and development is mostly due to commercialization efforts of specialty carbohydrate-based ingredient systems for industrial applications.

Net interest expense for the second quarter and first six months of fiscal 2000 was $1.2 million and $2.5 million, respectively, compared to $1.3 million and $2.7 million, respectively, in the corresponding periods in the prior year. The decreases reflect lower outstanding debt balances.

The effective tax rate for the second quarter and first six months of fiscal 2000 was 35%, the same as in the corresponding periods a year ago. The effective rate for fiscal 2000 is expected to be similar.

Net income for the quarter ended February 29, 2000 was $2.7 million, or $0.35 per share, compared to net income of $1.3 million, or $0.16 per share in the corresponding prior year period. Net income for the six months ended February 29, 2000 was $5.2 million, or $0.68 per share, compared to $3.6 million, or $0.46 per share, for the same period in the prior year. All per share amounts above assume dilution.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, Penford had working capital of $12.4 million, an unsecured credit agreement of $75.0 million under which there was $34.0 million outstanding, and several uncommitted lines of credit aggregating $10.0 million under which there was $2.3 million outstanding. The Company used operating cash flow primarily to pay down $1.5 million of debt and to finance capital expenditures of $8.5 million during the first six months of fiscal 2000.

Cash flow from operations for the six months ended February 29, 2000 was $11.5 million compared to $15.5 million in the corresponding period of the prior year. The decrease in operating cash flow is due to fluctuations in the components of working capital, primarily increases in trade accounts receivable on higher sales volume and increases in inventory resulting from anticipated shipping requirements.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has paid such dividends each quarter since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share.

In November of 1998, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding stock of the company. The Company repurchased 49,200 shares of its common stock in the first six months of fiscal 2000 for approximately $770,000. To date, the Company has repurchased 189,400 shares of its common stock for $2.7 million.

Net additions to property, plant and equipment during the six months ended February 29, 2000 were $8.5 million. Second quarter additions of $4.8 million were primarily for various improvements at the Company's industrial facility in Cedar Rapids, Iowa and equipment additions at the Company's food-grade manufacturing facilities.

Effective March 15, 2000, Penwest Pharmaceuticals Co. ("PPCO") paid off all outstanding amounts on its $15 million revolving credit facility, which was guaranteed by Penford in connection with the spin-off of PPCO in August 1998. As a result, Penford's guaranty agreement was cancelled, releasing Penford of any obligation under PPCO's $15 million credit facility.

YEAR 2000

The Company has taken the actions deemed necessary to render mission critical systems capable of recognizing certain dates including those after December 31, 1999, including identifying and evaluating the Year 2000 preparedness of critical customers, suppliers and service providers. There has been no impact on the Company to date, and further remediation is not required at this time.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning long-term debt maturities, Year 2000 readiness and the anticipated results of the Company. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

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

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings

            A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho, alleging various violations of the federal Clean Air Act, as well as claims for trespass and nuisance by alleged emissions from Penford's Idaho Falls starch processing plant. The subject of the complaint involves alleged excessive starch emissions that occurred in 1996 and 1997, which were previously disclosed by the Company, and certain other alleged violations relating to the plant. The complaint seeks civil penalties, together with private damages. The case is in the early stages, but Penford disputes the claims and will vigorously defend the claims.

Item 2      Changes in Securities

            Not applicable

Item 3      Defaults Upon Senior Securities

            Not applicable

Item 4      Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders of Penford Corporation was held on January 24, 2000.

    (b)     The following directors were elected to serve a term of three years:
            Paul H. Hatfield and N. Stewart Rogers. The board is comprised of those elected this year and the following directors completing their terms: Jeffrey T. Cook, John C. Hunter III, Sally G. Narodick, William G. Parzybok, Jr. and William K. Street.

    (c)     The following matters were voted upon at the meeting:
            1.  For the election of directors:

                                                        % of                     % of
                                           For          Voted        Withheld    Voted
                                           ---          -----        --------    -----
               Paul H. Hatfield          6,145,727       99.05%       59,077      0.95%
               N. Stewart Rogers         6,147,534       99.08%       57,270      0.92%

            2. Ratification of selection of Ernst & Young LLP as independent auditors of the Company:

                                   For        Against      Abstain
                                   ---        -------      -------
                                6,171,535     25,868        7,401

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

         (10.5) Change of Control Agreements between Penford Corporation and Messrs. Cook and Horn (a representative copy of these agreements is filed as an exhibit to Registrant's Form
                      10-K for the fiscal year ended August 31, 1995)

         (10.6)       Penford Corporation 1993 Non-Employee Director Restricted
                      Stock Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

         (10.7)       Senior Note Agreement dated as of October 1, 1994 among
                      Penford Corporation, Principal Mutual Life Insurance
                      Company and TMG Life Insurance Company (filed as an
                      Exhibit to Registrant's Form 10-Q for the quarter ended
                      February 28, 1995)

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

         (10.18) Restatement and Exchange Agreement amending the Senior Note Agreement among Penford Corporation as Borrower, and Principal Mutual Life Insurance Company and TMG Life Insurance Company as lenders, dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

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

           27       Financial Data Schedule

   (b) There were no filings on Form 8-K in the quarter ended February 29, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Penford Corporation
                                            ------------------------------------
                                                        (Registrant)





April 10, 2000                              /s/  Jeffrey T. Cook
--------------                              ------------------------------------
      Date                                  Jeffrey T. Cook
                                            President and
                                            Chief Executive Officer (Principal
                                            Executive Officer)




April 10, 2000                              /s/  Keith T. Fujinaga
--------------                              ------------------------------------
      Date                                  Keith T. Fujinaga
                                            Corporate Controller
                                            (Chief Accounting Officer)