Form 10-Q
period 2000-05-31
PENFORD CORP
filed 2000-07-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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

                                            Yes  [X]        No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 5, 2000.

             Class                                        Outstanding
             -----                                        -----------
Common stock, par value $1.00                              7,403,924

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.
                                                                   --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
         May 31, 2000 and August 31, 1999                               3

Condensed Consolidated Statements of Income
         Three and Nine Months Ended May 31, 2000
         and May 31, 1999                                               4

Condensed Consolidated Statements of Cash Flow
         Nine Months Ended May 31, 2000 and
         May 31, 1999                                                   5

Notes to Condensed Consolidated Financial Statements                   6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-10

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                             10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             11

Item 2 - Changes in Securities                                         11

Item 3 - Defaults Upon Senior Securities                               11

Item 4 - Submission of Matters to a Vote of Security Holders           11

Item 5 - Other Information                                             11

Item 6 - Exhibits and Reports on Form 8-K                             11-13

SIGNATURES                                                             14

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  May 31, 2000   August 31, 1999
                                                                  ------------   ---------------
                                     ASSETS
Current assets:
        Cash and cash equivalents                                   $     447       $      15
        Trade accounts receivable                                      17,758          18,418
        Inventories:
           Raw materials and other                                      3,633           3,423
           Work in progress                                               415             438
           Finished goods                                               7,601           6,260
                                                                    ---------       ---------
                                                                       11,649          10,121
        Prepaid expenses and other                                      6,796           4,384
                                                                    ---------       ---------
           Total current assets                                        36,650          32,938

Net property, plant and equipment                                     114,903         111,072
Deferred income taxes                                                  12,925          13,849
Restricted cash value of life insurance                                12,180          11,896
Other assets                                                            3,206           3,378
                                                                    ---------       ---------

           Total assets                                             $ 179,864       $ 173,133
                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                            $  11,256       $   9,655
        Accrued liabilities                                            11,751           9,185
        Current portion of long-term debt                               2,857           3,277
                                                                    ---------       ---------
           Total current liabilities                                   25,864          22,117

Long-term debt                                                         50,729          53,101
Other postretirement benefits                                          10,746          10,572
Deferred income taxes                                                  20,402          21,769
Other liabilities                                                       6,449           5,876

Shareholders' equity:
        Common stock                                                    9,341           9,267
        Additional paid-in capital                                     22,208          21,459
        Retained earnings                                              66,310          59,370
        Treasury stock                                                (32,185)        (30,327)
        Note receivable from Savings and
           Stock Ownership Plan
                                                                           --             (71)
                                                                    ---------       ---------

                Total shareholders' equity                             65,674          59,698
                                                                    ---------       ---------

                Total liabilities and shareholders' equity          $ 179,864       $ 173,133
                                                                    =========       =========



     See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                            Three Months Ended May 31          Nine Months Ended May 31
                                         -----------------------------       -----------------------------
                                             2000             1999              2000               1999
                                         -----------       -----------       -----------       -----------
Sales                                    $    39,744       $    39,226       $   118,629       $   115,146

Cost of sales                                 28,633            29,008            85,248            85,408
                                         -----------       -----------       -----------       -----------
     Gross margin                             11,111            10,218            33,381            29,738

Operating expenses                             4,243             4,811            13,313            13,696
Research and development                       1,365             1,423             4,031             3,846
Restructure costs                                 --             1,559                --             1,559
                                         -----------       -----------       -----------       -----------
     Income from operations                    5,503             2,425            16,037            10,637

Interest expense                              (1,051)           (1,343)           (3,532)           (4,087)
                                         -----------       -----------       -----------       -----------
     Income before taxes                       4,452             1,082            12,505             6,550

Income taxes                                   1,558               379             4,377             2,293
                                         -----------       -----------       -----------       -----------
Net income                               $     2,894       $       703       $     8,128       $     4,257
                                         ===========       ===========       ===========       ===========
Weighted average common shares and
     equivalents outstanding               7,795,053         7,701,498         7,758,400         7,767,554

Earnings per common share:
     Net income
        Basic                            $      0.39       $      0.09       $      1.10       $      0.58
                                         ===========       ===========       ===========       ===========
        Diluted                          $      0.37       $      0.09       $      1.05       $      0.55
                                         ===========       ===========       ===========       ===========

Dividends declared per common share      $      0.06       $      0.05       $      0.16       $      0.15
                                         ===========       ===========       ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                 Nine Months Ended May 31
                                                                 ------------------------
                                                                   2000           1999
                                                                 --------       ---------
Operating Activities:
         Net income                                              $  8,128       $  4,257
         Adjustments to reconcile net income
              to net cash from operations:
                Depreciation                                       10,168          9,250
                Deferred income taxes                                (444)          (260)
                Change in operating assets and liabilities:
                    Trade receivables                                 660          2,168
                    Inventories                                    (1,528)         4,494
                    Accounts payable, prepaids and other            2,113          4,610
                Net cash used in discontinued operations               --         (1,133)
                                                                 --------       --------
         Net cash from operating activities                        19,097         23,386

Investing Activities:
         Additions to property, plant and equipment, net          (13,938)       (13,064)
         Other                                                        575            475
                                                                 --------       --------
         Net cash used by investing activities                    (13,363)       (12,589)

Financing Activities:
         Proceeds from unsecured line of credit                    44,177         26,320
         Payments on unsecured line of credit                     (43,692)       (30,671)
         Proceeds of long-term debt                                    --         10,000
         Payments on long-term debt                                (3,277)       (17,487)
         Exercise of stock options                                    466            645
         Purchase of treasury stock                                (1,858)          (919)
         Payment of dividends                                      (1,118)        (1,103)
                                                                 --------       --------
         Net cash used by financing activities                     (5,302)       (13,215)
                                                                 --------       --------
         Net increase (decrease) in cash and equivalents              432         (2,418)
         Cash and cash equivalents at
           beginning of period                                         15          3,200
                                                                 --------       --------

         Cash and cash equivalents at
           end of period                                         $    447       $    782
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

2.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's annual report on Form 10-K for the fiscal year ended August 31, 1999.

        Certain prior year amounts have been reclassified to conform with current year presentation, which had no effect on previously reported net income.

3.      EARNINGS PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share under SFAS No. 128 (Dollars in thousands except per share data):

                                         Three Months Ended               Nine Months Ended
                                               May 31                          May 31
                                     --------------------------      --------------------------
                                        2000            1999            2000            1999
                                     ----------      ----------      ----------      ----------

Net income                           $    2,894      $      703      $    8,128      $    4,257
                                     ==========      ==========      ==========      ==========

Weighted average common
  shares outstanding                  7,417,229       7,416,605       7,419,943       7,389,852

Net effect of dilutive
  stock options                         377,824         284,893         338,457         377,702
                                     ----------      ----------      ----------      ----------

Weighted average common shares
  outstanding assuming dilution       7,795,053       7,701,498       7,758,400       7,767,594
                                     ==========      ==========      ==========      ==========

Earnings per common share:
  Net income
     Basic                           $     0.39      $     0.09      $     1.10      $     0.58
                                     ==========      ==========      ==========      ==========
     Diluted                         $     0.37      $     0.09      $     1.05      $     0.55
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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales increased to $39.7 million from $39.2 million, or 1.3%, in the third quarter of fiscal 2000 versus the same prior year period. Sales for the first nine months of fiscal 2000 increased to $118.6 million from $115.1 million, or 3.0%, compared to the same prior year period. Sales growth for the quarter and nine-month period is attributed to higher company-wide sales volumes of specialty starches. Lower corn costs, a key pricing component, and pricing pressures on certain paper ingredient products continued to dampen overall sales growth.

Industrial sales volumes of specialty products increased approximately 10% in the third quarter and approximately 9% in the first nine months of fiscal 2000 on solid operating performance for industrial ingredients, including paper and textiles.

Sales volumes of specialty food starches in the third quarter and first nine months of fiscal 2000 increased 34% and 27%, respectively, over the same periods in the prior year. The continued strong demand for food-grade, starch-based systems for food industry customers resulted in the overall increase in consolidated sales.

Gross margin improved to $11.1 million, or 28.0%, in the third quarter, from $10.2 million, or 26.1%, in the corresponding prior year period. The gross margin improvement is the result of higher sales volume and manufacturing efficiency gains across all of the Company's product lines. Cost savings achieved in manufacturing and raw material purchasing for specialty starches for papermaking applications more than offset the related pricing pressures and slightly higher energy costs. Gross margin for the nine months ended May 31, 2000 increased to $33.4 million, or 28.1%, from $29.7 million, or 25.8%, for the same nine-month period in the prior year. The year-to-date improvement is also attributed to the volume increases, efficiency gains and cost savings.

Operating expenses in the third quarter of $4.2 million were $568,000 lower compared to the same quarter in the prior year. For the nine months ended May 31, 2000, operating expenses decreased to $13.3 million from $13.7 million. The decreases resulted primarily from lower corporate costs and the effect of the prior year's workforce reduction program.

Restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter a year ago in connection with the workforce reduction program.

Research and development expenses in the third quarter of $1.4 million were consistent with the same quarter in the prior year. For the nine months ended May 31, 2000, research and development expenses increased 5% compared to the prior year, primarily due to commercialization efforts and alliance activities in specialty ingredient systems.

Net interest expense for the third quarter and first nine months of fiscal 2000 was $1.1 million and $3.5 million, respectively, compared to $1.3 million and $4.1 million, respectively, in the corresponding periods a year ago. The decreases reflect lower outstanding debt balances.

The effective tax rate for the third quarter and first nine months of fiscal 2000 was 35%, the same as in the corresponding periods a year ago. The effective rate for the full fiscal year is expected to be similar.

Net income for the third quarter ended May 31, 2000 was $2.9 million, or $0.37 per share, compared to net income of $703,000, or $0.09 per share in the corresponding prior year period. Net income for the nine months ended May 31, 2000 was $8.1 million, or $1.05 per share, compared to $4.3 million, or $0.55 per share, for the same period in the prior year. The quarter and nine-month prior year periods include the $1.6 million restructuring charge ($1.0 million after tax) noted above. All per share amounts above assume dilution.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2000, Penford had working capital of $10.8 million, an unsecured credit agreement of $75.0 million under which there was $34.0 million outstanding, and several uncommitted lines of credit aggregating $10.0 million under which there was $1.0 million outstanding. The Company used operating cash flow through the first nine months of fiscal 2000 primarily to invest in capital expenditures of $13.9 million and to fund financing activities of $5.3 million, including principal debt repayments of $2.8 million.

Cash flow from operations for the nine months ended May 31, 2000 was $19.1 million compared to $23.4 million in the corresponding period of the prior year. The decrease in operating cash flow compared to the prior year is due to fluctuations in the components of working capital, primarily due to efforts in the prior year to reduce inventory, offset by higher net income in the current fiscal year.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share.

In November of 1998, the Board of Directors authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding stock of the company. The Company repurchased 112,800 shares of its common stock in the first nine months of fiscal 2000 for approximately $1.9 million. From inception of the program through May 31, 2000, the Company has repurchased 253,000 shares of its common stock for $3.8 million.

Net additions to property, plant and equipment during the third quarter of $5.4 million were primarily for various improvements at the Company's industrial facility in Cedar Rapids, Iowa and equipment additions and improvements at the Company's food-grade manufacturing facilities.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning the anticipated performance and results of the Company. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in raw material prices and/or energy costs; interest rate volatility; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

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

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho, alleging various violations of the federal Clean Air Act, as well as claims for trespass and nuisance by alleged emissions from Penford's Idaho Falls starch processing plant. The subject of the complaint involves alleged excessive starch emissions that occurred in 1996 and 1997, which were previously disclosed by the Company, and certain other alleged violations relating to the plant. The complaint sought civil penalties, together with private damages. By agreement of the parties, the Federal Clean Air Act claims have been dismissed with prejudice. Non-binding mediation for the remaining trespass and nuisance claims is tentatively scheduled for late August.

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

                (10.15) Restatement and Exchange Agreement amending the Senior
                        Note Agreement among Penford Corporation as Borrower and Mutual of Omaha and Affiliates as lenders, dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

                (10.16) Co., a wholly-owned subsidiary of Registrant, of the
                        Restatement and Exchange Agreement among Registrant and Mutual of Omaha and Affiliates (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

                (10.17) Intercreditor Agreement dated as of August 1, 1998 among the parties to the Credit Agreement dated July 2, 1998 and the parties to the Senior Note Agreements dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

                (10.18) Restatement and Exchange Agreement amending the Senior
                        Note Agreement among Penford Corporation as Borrower, and Principal Mutual Life Insurance Company and TMG Life Insurance Company as lenders, dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

                (10.19) Guaranty Agreement dated as of August 1, 1998 by Penford
                        Products Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant, Principal Mutual Life Insurance Company, and TMG Life Insurance Company (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

                (10.20) Credit Agreement dated as of July 2, 1998 among Penford
                        Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as the lenders, and The Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

                27      Financial Data Schedule

        (b) There were no filings on Form 8-K in the quarter ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Penford Corporation
                                       -----------------------------------
                                                   (Registrant)



July 12, 2000                          /s/  Jeffrey T. Cook
-------------                          -----------------------------------
    Date                               Jeffrey T. Cook
                                       President and
                                       Chief Executive Officer (Principal
                                       Executive Officer)




July 12, 2000                          /s/  Keith T. Fujinaga
-------------                          -----------------------------------
    Date                               Keith T. Fujinaga
                                       Corporate Director of Finance
                                       (Chief Accounting Officer)