Form 10-K405
period 2000-08-31
PENFORD CORP
filed 2000-11-22
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                ------------------------------------------------
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2000

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

                           Yes [X]          No[ ]

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


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(continued)

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of October 20, 2000 was approximately $96 million. The net number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of October 20, 2000 was 7,432,210.



                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1:  BUSINESS

GENERAL/DESCRIPTION OF BUSINESS

Penford Corporation ("Penford" or the "Company") was incorporated in September 1983 and commenced operations on March 1, 1984. The Company's single business segment is developing, manufacturing and marketing specialty carbohydrate-based ingredient systems for industrial and food applications. The Company uses its carbohydrate chemistry expertise to develop functional ingredients with starch as a base for value-added applications in several markets including papermaking, textiles and food products.

The Company's family of products provides similar functional characteristics to the markets into which they are sold. Carbohydrate-based specialty starches possess excellent binding and film-forming attributes that provide natural, convenient and cost-effective solutions that make customers' products better. The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

Specialty products for industrial applications are designed to improve the strength, quality and runnability of coated and uncoated paper. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge). Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic starches are generally used in the paper-forming end of the paper machine, providing strong bonding of paper fibers and other ingredients.

Penford's starch copolymers ("SCP"), a patented combination of synthetic and natural carbohydrate chemistry, are used in coating and binder applications in various segments of the paper industry.

In April 2000, the Company entered into a strategic product development alliance with Dow Chemical Company's Emulsion Polymers global business for coated paper and other new applications. Combining Penford's SCP technology with Dow's synthetic chemical-based expertise is an example of leveraging the Company's natural-based carbohydrate chemistry to develop new products for its customers in the paper industry.

Penford utilizes strategic alliances as key resources to drive its science into new growth areas. Other alliances include partnerships with Process Chemicals in textiles, Swedish-based Lyckeby Starkelsen in global food-grade potato starch applications and the emerging relationship with Novartis in the world of biological sciences.

Penford also sells specialty starch ingredients to the domestic textile industry for warp sizing, which is a fiber bonding process for yarn and finished fabric, and for fabric sizing, which provides body and stiffness to textiles.

Specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture and increased product life for products such as french fries sold in quick-service restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as whole and processed meats, dry powdered mixes and other food and bakery products.

Specialty starch ingredient brand names for industrial applications include, among others, Penford(R) Gums, Pensize(R) binders, Penflex(R) sizing agent, and the Apollo(R) starch series. Product brand names for food ingredient applications include PenBind(R), PenCling(R), PenPlus(R) and CanTab(R).

RECENT ACQUISITION

On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.5 million (USD) in cash. Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel new starch-based products. Penford Australia produces products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries.

Penford Australia had fiscal 2000 revenues of approximately $70 million (USD) and employs 300. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products. The newly acquired facilities complement Penford's four existing manufacturing locations in North America by providing flexible, efficient manufacturing capabilities oriented toward the production of a wide variety of products.

The acquisition provides Penford with new opportunities to develop, manufacture and market specialty carbohydrate-based ingredient systems for its food, paper and textile customers. Penford immediately added a product line of high growth potential, food-grade corn starch products to its product portfolio, which up until the acquisition consisted primarily of potato-based product offerings. Penford also gained expanded market access, as well as a regional platform for manufacturing specialty starches for Asian and African markets. These capabilities further enhance Penford's ability to commercialize new specialty starches and value-added ingredient system formulations that provide convenient, natural and cost-effective solutions for customers.

Penford Australia also provides a pathway to the global market for functional food ingredients through Hi-maize, a corn-based resistant starch. This type of starch resists early digestive breakdown and functions similar to dietary fiber.

RAW MATERIALS

Corn: Penford's corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant primarily has truck delivered corn available throughout the year from a number of suppliers at prices related to the major U.S. grain markets. The cost of the corn to be purchased for fixed price sales contracts is generally hedged by entering into corn futures contracts.

Penford Australia's corn wet milling facilities in Lane Cove, Australia and Auckland, New Zealand are sourced through truck delivered corn from a number of suppliers at contracted prices with regional independent farmers and merchants.

Potato Starch: The facilities in Idaho Falls, Idaho, Richland, Washington and Plover, Wisconsin use by-products from potato processors that contain the starch used as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to three years with potato processors in North America, primarily in the Northwest and Midwest, to acquire its potato-based raw materials.

Wheat Related Products: The Tamworth, Australia facility of newly acquired Penford Australia uses wheat flour as the primary raw material for the production of its wheat starch and wheat related products such as wheat gluten and glucose syrup. Tanker trucks from a local flourmill supply wheat flour under a three-year supply agreement with the previous owner of Penford Australia.

Chemicals: The principal chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide is a commodity chemical, subject to price fluctuations due to market conditions.

Corn, potato starch, wheat flour and chemicals are not presently subject to availability constraints. The Company's current potato starch requirements constitute a material portion of the available North American supply. In the long term, continued growth in demand for corn and potato starch-based ingredients and development by the Company and others of new products could result in capacity constraints.

Approximately half of total manufacturing costs are the costs of corn, potato starch, wheat flour and chemicals. The remaining portion consists primarily of utility and labor costs.

PATENTS, TRADEMARKS AND TRADENAMES

The Company owns a number of patents, trademarks, and tradenames. There can be no assurance that these patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of these patents. Further, there can be no assurance that the Company's processes or products will not infringe upon the patents of third parties.

RESEARCH AND DEVELOPMENT

Company sponsored research and development costs of $5,359,000, $5,062,000 and $4,358,000 in fiscal 2000, 1999 and 1998, respectively, were charged to expense as incurred.

The Company's research and development ("R&D") efforts cover a range of projects including technical service work focused on specific customer support and projects requiring coordination with customers' R&D to develop innovative solutions to specific customer requirements. These projects are balanced with longer-term, new product development and commercialization initiatives.

At the end of fiscal 2000, Penford has approximately 40 scientists, including 13 PhD's in carbohydrate and polymer chemistry that comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of the Company's business.

ENVIRONMENTAL MATTERS

The Company has adopted a Policy on Environmental Matters and has implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of the Company's business in a safe and fiscally responsible manner that protects and preserves the health and safety of Company employees, the communities surrounding the Company's plants, and the environment. The Company continuously monitors environmental legislation and regulations, which may affect any of its operations.

PRINCIPAL CUSTOMERS

The Company sells to a variety of customers for applications in papermaking, textiles and food products. Two customers, Georgia Pacific and Mead Paper, accounted for approximately 19% and 13%, respectively, of total sales in fiscal 2000. The same two customers accounted for approximately 18% and 11% of sales in fiscal 1999, and 16% and 10% of sales in fiscal 1998.

COMPETITION

The Company competes with approximately five other companies that manufacture specialty starches for the papermaking industry, none of which is dominant in the ethylated starch business. Although Penford is one of the smaller industrial starch producers, it is one of the major producers of specialty-ethylated starches. The Company also competes with approximately five other companies that manufacture specialty food ingredients, all of whom have larger market shares. Application expertise, quality, service and price are the major competitive factors for Penford.

Some of the Company's competitors have significantly greater financial and technical resources than the Company.

EMPLOYEES

At October 20, 2000, Penford Corporation and its North American subsidiaries had 382 employees. Approximately 44% of the employees are represented by unions. Management believes its employee relations are good. The Company's collective bargaining agreement covering all of its North American unionized employees was completed in 1997 and expires in 2001.

As a result of the acquisition of Penford Australia, the company added an additional 300 employees to its workforce, with all wage employees being members of trade unions in Australia and New Zealand.

METHODS OF DISTRIBUTION

All sales are generated using a combination of direct sales and distributor agreements.

Customers for corn-based starch ingredients may purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to five years or on a spot basis. In fiscal 2000, approximately 60% of sales are under fixed price contracts, with 40% representing formula price and spot business.

FOREIGN OPERATIONS AND EXPORT SALES

Export sales accounted for approximately 13% of the Company's total sales in fiscal 2000 and approximately 11% in fiscal 1999 and fiscal 1998.

ITEM 2:  PROPERTIES

The Company's leased headquarters are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004-5193. The Registrant's mailing address is, P.O. Box 1688, Bellevue, Washington 98009-1688. Other facilities as of August 31, 2000 are as follows:

                        Bldg. Area        Land Area       Owned/              Function of
                         (Sq. Ft.)         (Acres)        Leased                Facility
                        ----------        ---------       ------              -----------
Cedar Rapids, Iowa        707,000             29          Owned                 Manufacture
                                                                                of corn starch
                                                                                products



Englewood, Colorado        25,200            -            Leased                Offices and
                                                                                research
                                                                                laboratories


Idaho Falls, Idaho         31,000            6            Owned                 Manufacture of
                                                                                industrial potato
                                                                                starch products

Richland, Washington       16,000            3            Leased                Manufacture of
                                                                                food - grade potato
                                                                                and tapioca starch
                                                                                products


Plover, Wisconsin          54,000            10           Owned                 Manufacture of
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

ITEM 3:  LEGAL PROCEEDINGS

A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho, alleging various violations of the Federal Clean Air Act, as well as claims for trespass and nuisance by alleged emissions from Penford's Idaho Falls starch processing plant. The subject of the complaint involves alleged excessive starch emissions that occurred in 1996 and 1997, which were previously disclosed by the Company, and certain other alleged violations relating to the plant. The complaint sought civil penalties, together with private damages. By agreement of the parties, the Federal Clean Air Act claims have been dismissed with prejudice. Non-binding mediation for the remaining trespass and nuisance claims is tentatively scheduled for early 2001 and is presently in the discovery stage.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Name                        Age                    Title
----                        ---                    -----
Jeffrey T. Cook              44         President and
                                          Chief Executive Officer
                                          of Registrant                         1998 - current
                                        Vice President-Finance and
                                          Chief Financial Officer of
                                          Registrant                            1991 - 1998
                                        Treasurer of Registrant                 1988 - 1991

Gregory R. Keeley            51         Vice President of Registrant
                                          and President and General
                                          Manager, Penford Products Co.,
                                          a wholly owned subsidiary of
                                          Registrant                            2000 - current
                                        Strategic Business Development,
                                          Church & Dwight                       1999 - 2000
                                        Director of Marketing and
                                          Sales, GenCorp                        1996 - 1999
                                        Director of Marketing and New
                                          Business Development,
                                          Dow Chemical Company                  1972 - 1996

Gregory C. Horn              52         Vice President of Registrant
                                          and President and General
                                          Manager, Penford Food
                                          Ingredients Co., a division of
                                          Penford Products Co.                  1995 - current
                                        Vice President of Marketing,
                                          Penford Products Co.,
                                          a wholly owned subsidiary of
                                          Registrant                            1993 - 1994
                                        Vice President and General
                                          Manager, Sara Lee
                                          Corporation                           1992 - 1993

Wallace H. Kunerth, Ph.D.    52         Vice President and Chief Science
                                          Officer of Registrant                 2000 - current
                                        Food Discovery Applications
                                          Lead, Monsanto Company                1999 - 2000
                                        Co-Lead Food Science Function,
                                          Monsanto Company                      1997 - 1999
                                        Vice President of Technology,
                                          Penford Food Ingredients Co.          1990 - 1997

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Penford common stock, $1.00 par value, trades on the Nasdaq Stock Market(R) under the symbol "PENX." On October 20, 2000, there were 869 shareholders of record. The high and low closing prices of the Company's common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                                 HIGH              LOW
                                                 ----              ---
FISCAL 2000
        Quarter Ended November 30                $15.13            $13.25
        Quarter Ended February 29                $17.25            $14.28
        Quarter Ended May 31                     $19.38            $16.44
        Quarter Ended August 31                  $21.75            $16.56

FISCAL 1999
        Quarter Ended November 30                $15.75            $11.25
        Quarter Ended February 28                $22.13            $11.88
        Quarter Ended May 31                     $14.88            $12.06
        Quarter Ended August 31                  $16.25            $10.50


During each quarter in fiscal year 1999 and the first two quarters of fiscal year 2000, a $0.05 per share cash dividend was declared. Effective the quarter ended May 31, 2000, the Board of Directors approved a quarterly cash dividend rate increase to $0.06 per share. The Company anticipates that it will continue to pay quarterly dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                     Year Ended August 31
(Thousands of dollars except share and  ----------------------------------------------------------------------------------
        per share data)                  2000             1999               1998               1997               1996
--------------------------------------------------------------------------------------------------------------------------
Operating Data:
  Sales                               $  158,150       $  155,056         $  163,045         $  170,057         $  168,018
  Gross margin percentage                  27.4%            25.8%              28.0%              25.2%              23.4%
  Income from continuing
    operations                        $   10,362       $    6,205(1)      $    8,110(2)      $    8,934(3)      $    6,969
  Diluted earnings per share
    from continuing operations        $     1.33       $     0.80         $     1.08         $     1.25         $     0.99
  Dividends per share                 $     0.22       $     0.20         $     0.20         $     0.20         $     0.20
  Average common shares
    and equivalents                    7,765,044        7,749,723          7,530,640          7,131,725          7,007,340

Balance Sheet Data:
  Total assets                        $  175,623       $  173,133         $  183,208         $  213,508         $  200,317
  Capital expenditures                    17,480           16,536             10,768             18,349             19,447
  Total debt                              50,681           56,378             73,896             67,746             66,763
  Shareholders' equity                    67,864           59,698             53,995             89,101             78,572


Note: All data prior to 1999, except share data, has been restated to reflect the distribution of 100% of the common stock of Penwest Pharmaceuticals Co. to the shareholders of Penford Corporation, which was completed on August 31, 1998.


(1) Includes a pretax charge of approximately $1.6 million ($1.0 million after-tax, or $0.13 per share) related to restructure costs recorded in connection with an administrative workforce reduction program.

(2) Includes a pretax charge of approximately $1.9 million ($1.3 million after-tax, or $0.17 per share) related to restructure costs recorded in connection with the spin-off of Penwest Pharmaceuticals Co.

(3) Includes a pretax gain of approximately $1.2 million ($800,000 after-tax, or $0.11 per share) related to the sale of air emission credits.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development

On September 29, 2000, subsequent to fiscal 2000 year end, Penford Corporation completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.5 million (USD) in cash. Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel new starch-based products. Penford Australia produces products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries.

Penford Australia had fiscal 2000 revenues of approximately $70 million (USD) and employs 300. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products. The newly acquired facilities complement Penford's four existing manufacturing locations in North America by providing flexible, efficient manufacturing capabilities oriented toward the production of a wide variety of products.

The acquisition provides Penford with new opportunities to develop, manufacture and market specialty carbohydrate-based ingredient systems for its food, paper and textile customers. Penford immediately added a product line of additional high growth potential, food-grade corn starch products to its product portfolio, which up until the acquisition consisted primarily of potato-based product offerings. Penford also gained expanded market access, as well as a regional platform for manufacturing specialty starches for Asian and African markets. These capabilities further enhance Penford's ability to commercialize new specialty starches and value-added ingredient system formulations that provide convenient, natural and cost-effective solutions for customers.

Penford Australia also provides a pathway to the global market for functional food ingredients through Hi-maize(TM), a corn-based resistant starch. This type of starch resists early digestive breakdown and functions similar to dietary fiber.

Results of Operations

Fiscal 2000 vs. Fiscal 1999

Fiscal 2000 sales of $158.1 million increased $3.0 million, or 1.9%, compared to $155.1 million in fiscal 1999, primarily the result of higher company-wide sales volume of specialty starches and starch-based ingredients. However, pricing pressure and lower corn costs, a key pricing component, on certain paper ingredient products dampened the overall sales growth.

Sales volumes (in lbs.) of industrial specialty products increased approximately 9.0% over the prior year, and sales volumes of specialty food ingredients increased 20.2% over the prior year. The continued strong demand for starch-based systems for food industry customers is primarily attributed to the overall increase in consolidated sales.

Gross margin was 27.4% in 2000, compared to 25.8% in 1999. The gross margin improvement is mostly the result of manufacturing efficiency gains on higher volumes across all of the Company's specialty manufactured product lines. Increased sales of higher margin, food-grade products relative to overall sales is also attributed to the increase in gross margin percentage. Total gross margin of $43.3 million represents an increase of 8.1% compared to the prior year. Higher overall sales volume and cost savings achieved in manufacturing and raw material purchasing for the Company's corn-based operations more than offset the pricing pressures associated with paper ingredient products and higher overall natural gas prices. The increase in gross margin was particularly affected by higher natural gas prices in the last quarter of fiscal 2000. It is expected that fiscal 2001 operating results will continue to be impacted by high energy costs through at least the first half of calendar 2001.

Operating expenses decreased $1.3 million, or 7.1%, in fiscal 2000. The cost reduction was primarily due to lower corporate costs and the effect of the prior year's workforce reduction program. Research and development expenses of $5.4 million increased $300,000, or 5.9%, over the prior year due to commercialization efforts and alliance activities in specialty ingredient systems.

Restructure costs totaling $1.6 million were charged to continuing operations in fiscal 1999 in connection with the workforce reduction program.

Interest expense decreased $600,000, or 11.1%, in fiscal 2000, reflective of lower outstanding debt balances.

Income from continuing operations before income taxes, excluding restructure costs, increased $4.8 million, or 43.2%, in fiscal 2000. After the restructure costs, income from continuing operations before income taxes increased $6.4 million, or 66.5%.

The effective tax rate in fiscal 2000 and 1999 was 35.0%, and is expected to be similar in fiscal 2001.

Fiscal 1999 vs. Fiscal 1998

Fiscal 1999 sales of $155.1 million decreased $7.9 million, or 4.8%, compared to $163.0 million in fiscal 1998, primarily the result of lower sales volume of the Company's specialty paper chemical starches, which decreased approximately 4.0% from the prior year. Although the North American paper markets served by Penford experienced modest improvement at the end of fiscal year 1999, the adverse impact of Asian and worldwide economic conditions on the operations of the North American paper industry triggered the Company's sales and volume decline. To a lesser extent, lower overall corn costs, a key component in pricing, also contributed to the lower sales in fiscal 1999.

Strong sales volume of potato-based food starches driven by increased market penetration across all product lines by the Company's food ingredients products reduced the impact of the volume decline of specialty paper chemical starches on a consolidated basis. Sales of specialty starches for food-grade applications increased approximately 35.0% in fiscal 1999.

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

Operating expenses decreased $2.6 million, or 12.4%, in fiscal 1999 primarily due to lower corporate office expenses related to the spin-off of Penwest Pharmaceuticals Co. ("PPCO") and company-wide cost containment efforts. Research and development expenses increased $700,000, or 16.2%, with the increase attributed to new product development and commercialization, including the Company's efforts in biodegradable food packaging that uses starch as a primary ingredient.

Restructure costs of $1.6 million were recorded in the third quarter of fiscal 1999 in connection with the administrative workforce reduction of 20 employees, consistent with the plan announced in March 1999. The total charge included an increase in the actuarial liability of the Company's retirement pension plans, severance and other actual and estimated expenses related to the overall reduction plan.

Interest expense decreased $381,000, or 6.6%, mostly as a result of lower outstanding debt balances.

Income from continuing operations before income taxes, excluding restructure costs, decreased $3.3 million, or 22.7%, in fiscal 1999. After the restructure costs, income from continuing operations before income taxes decreased $2.9 million, or 23.2%.

The effective tax rate in fiscal 1999 and 1998 was 35.0%.

Liquidity and Capital Resources

As of August 31, 2000, the Company had working capital of $11.8 million. Also in place at the end of fiscal 2000 was an unsecured $75 million credit agreement under which $32.0 million was outstanding. The Company also has a $5 million uncommitted line of credit used for overnight borrowings, which was utilized throughout the year. There was $110,000 outstanding under the line of credit at the end of fiscal 2000.

In connection with the completion of the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing for replacing its credit facilities. As a result, except for the $5 million uncommitted line of credit that remains in place, all outstanding debt as of August 31, 2000, was replaced by a $120 million bridge loan with a syndicate of banks. The new borrowings totaling $109.5 million were used to finance the acquisition in addition to replacing the existing outstanding debt balances.

Subsequent to the consummation of the purchase transaction, a new $130 million credit facility was completed on November 15, 2000. The new credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. All of Penford's assets secure the credit facility and the new agreements include, among other terms, financial covenants containing restrictions related to limitations on indebtedness and minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios, all of which are similar to restrictions on the existing debt as of August 31, 2000. Total outstanding debt of the Company subsequent to the completion of the new $130 million facility is approximately the same as immediately prior to its execution.

Operating cash flow from continuing operations was $25.6 million, $33.9 million and $21.6 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the Company used available cash and operating cash flow primarily to pay down $5.7 million of debt, finance capital expenditures and repurchase Company stock.

Capital expenditures related to continuing operations were $17.5 million, $16.5 million and $10.8 million in 2000, 1999 and 1998, respectively. Capital expansion has been funded from operating cash flow. Capital projects in 2000 were directed primarily to increasing productive capacity through equipment additions at the Company's food-grade facilities and improving operational efficiency at all locations Penford operates.

The Company expects the amount of capital expenditures in fiscal 2001, including its new Australian operations, will be approximately the same as in fiscal 2000. Significant projects include capacity expansion at all of the Company's food-grade operations and the completion of projects started in 2000. The Company intends to fund capital expenditures primarily from operating cash flows.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share. The Board of Directors reviews the dividend policy on a periodic basis, and the Company anticipates that it will continue to pay quarterly dividends in the foreseeable future.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. During fiscal 2000, the Company repurchased 141,100 shares of its own common stock for approximately $2.4 million.

Spin-off of Penwest Pharmaceuticals Co.

At the end of fiscal 1998, Penford effected a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, PPCO. The distribution was completed on August 31, 1998 to foster the growth potential of the Company's specialty carbohydrate-based ingredients business, and separately, the pharmaceuticals business.

Penford Corporation reported PPCO as a discontinued operation in fiscal 1998. One-time charges totaling $5.6 million ($3.6 million after-tax) were included as a component of discontinued operations, reflecting the costs of separating the two businesses. The PPCO loss from operations through May 31, 1998, of $7.9 million ($5.1 million after-tax) includes the write-off of certain costs incurred in connection with the previously planned IPO of approximately $1.7 million. In addition, the Company incurred restructuring costs of $1.9 million charged to continuing operations in fiscal 1998.

During the second quarter of fiscal 2000, PPCO paid off all outstanding amounts on a $15 million revolving credit facility, which was guaranteed by Penford in connection with the spin-off of PPCO in August 1998. As a result, Penford's guaranty agreement was cancelled, releasing Penford of any obligation under PPCO's $15 million credit facility.

Forward-looking Statements

This report contains forward-looking statements concerning the estimated capital expenditures, long-term debt maturities, the price and availability of raw materials, and the anticipated results of the Company. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update any forward-looking statements if circumstances or management's estimates or opinions should change.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The market risk associated with the Company's market risk sensitive instruments is the potential loss from adverse changes in interest rates and commodities prices.

INTEREST

The fair market value of the Company's long-term debt is estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowings. The fair value of the Company's long-term debt, assuming current incremental borrowing rates of interest as of August 31, 2000, was approximately equal to the carrying value of $50.7 million. The fair value of the Company's long-term debt as of August 31, 1999 was $58.6 million, representing an excess of approximately $2.2 million over the carrying value. The Company's market risk has been calculated as the possible increase in fair value resulting from a hypothetical one-point change in interest rates. The market risk associated with a one-point change in interest rates at August 31, 2000 and 1999, is approximately $555,000 and $800,000, respectively.

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

A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its raw material position. The Company's net commodity position consists primarily of inventories, purchase contracts and exchange traded futures contracts which hedge fixed sales commitments. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. As of August 31, 2000 and 1999, the fair value of the Company's net corn position was approximately $2.0 million and $1.4 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2000 and 1999, is estimated at $205,000 and $140,000, respectively. Actual results could differ from this analysis.

 ITEM 8:   PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                               August 31
                                                       -------------------------
 (Thousands of dollars)                                  2000             1999
--------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                              $      --       $      15
Trade accounts receivable                                 17,530          18,418
Inventories                                               10,219          10,121
Prepaid expenses and other                                 5,580           4,384
                                                       ---------       ---------
  Total current assets                                    33,329          32,938
Property, plant and equipment:
  Land                                                     5,387           4,837
  Plant and equipment                                    223,334         205,451
  Construction in progress                                 6,795           8,823
  Less accumulated depreciation                         (120,668)       (108,039)
                                                       ---------       ---------
    Net property, plant and equipment                    114,848         111,072
Deferred income taxes                                     11,466          13,849
Restricted cash value of life insurance                   12,330          11,896
Other assets                                               3,650           3,378
                                                       ---------       ---------
                                                       $ 175,623       $ 173,133
                                                       =========       =========

Liabilities and shareholders' equity

Current liabilities:
Bank overdraft, net                                    $     313       $      --
Accounts payable                                          10,068           9,655
Accrued liabilities                                        8,305           9,185
Current portion of long-term debt                          2,857           3,277
                                                       ---------       ---------
  Total current liabilities                               21,543          22,117
Long-term debt                                            47,824          53,101
Other postretirement benefits                             10,805          10,572
Deferred income taxes                                     21,048          21,769
Other liabilities                                          6,539           5,876

Commitments and Contingencies                                 --              --

Shareholders' equity:
Common stock, par value $1.00 per share,
  authorized 29,000,000 shares, issued 9,391,902
  shares in 2000 and 9,267,177 in 1999, including
  treasury shares                                          9,392           9,267
Additional paid-in capital                                23,129          21,459
Retained earnings                                         68,100          59,370
Treasury stock, at cost, 1,981,016 shares in 2000
  and 1,839,916 in 1999                                  (32,757)        (30,327)
Note receivable from Savings
  and Stock Ownership Plan                                    --             (71)
                                                       ---------       ---------
  Total shareholders' equity                              67,864          59,698
                                                       ---------       ---------
                                                       $ 175,623       $ 173,133
                                                       =========       =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended August 31
                                                           -------------------------------------------------------
(Thousands of dollars except share and per share data)         2000                  1999                  1998
                                                           -----------           -----------           -----------
Sales                                                      $   158,150           $   155,056           $   163,045
Cost of sales                                                  114,873               115,021               117,405
                                                           -----------           -----------           -----------
Gross margin                                                    43,277                40,035                45,640

Operating expenses                                              17,202                18,513                21,122
Research and development expenses                                5,359                 5,062                 4,358
Restructure costs                                                   --                 1,559                 1,931
                                                           -----------           -----------           -----------
Income from operations                                          20,716                14,901                18,229

Investment income                                                   39                    89                    34
Interest expense                                                (4,813)               (5,413)               (5,794)
                                                           -----------           -----------           -----------
Income from continuing operations
  before income taxes                                           15,942                 9,577                12,469
Income taxes                                                     5,580                 3,372                 4,359
                                                           -----------           -----------           -----------
Income from continuing operations                               10,362                 6,205                 8,110

Discontinued operations                                             --                    --                (8,742)
                                                           -----------           -----------           -----------
Net income (loss)                                          $    10,362           $     6,205           $      (632)
                                                           ===========           ===========           ===========

Weighted average common shares and
  equivalents outstanding                                    7,765,044             7,749,723             7,530,640
                                                           ===========           ===========           ===========

Earnings per common share:
  Income from continuing operations
      Basic                                                $      1.40           $      0.84           $      1.11
                                                           ===========           ===========           ===========
      Diluted                                              $      1.33           $      0.80           $      1.08
                                                           ===========           ===========           ===========

  Net income (loss)
      Basic                                                $      1.40           $      0.84           $     (0.09)
                                                           ===========           ===========           ===========
      Diluted                                              $      1.33           $      0.80           $     (0.08)
                                                           ===========           ===========           ===========

Dividends declared per common share                        $      0.22           $      0.20           $      0.20
                                                           ===========           ===========           ===========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended August 31
                                                      --------------------------------------
(Thousands of dollars)                                  2000           1999           1998
--------------------------------------------------------------------------------------------
Operating activities:
Income from continuing operations                     $ 10,362       $  6,205       $  8,110
Adjustments to reconcile income from
  continuing operations to net cash from
  continuing operations
    Depreciation                                        13,786         12,582         12,087
    Deferred income taxes                                1,662           (181)         1,075
    Stock compensation expense related to non-
    employee director stock options                        301            155            219
  Change in operating assets and liabilities
    of continuing operations
    Trade receivables                                      888          2,539          1,512
    Inventories                                            (98)         6,031         (1,876)
    Accounts payable, prepaids and other                (1,261)         6,549            484
                                                      --------       --------       --------
Net cash flow from continuing operations                25,640         33,880         21,611

Net cash used by discontinued operations                    --         (1,150)       (12,170)
                                                      --------       --------       --------
Net cash from operating activities                      25,640         32,730          9,441

Investing activities:
Acquisitions of fixed assets, net                      (17,480)       (16,536)       (10,768)
Other                                                      108            180          1,291
                                                      --------       --------       --------
Net cash used by investing activities                  (17,372)       (16,356)        (9,477)

Financing activities:
Proceeds from unsecured line of credit                  58,807         39,040         87,867
Payments on unsecured line of credit                   (59,227)       (42,861)       (89,512)
Proceeds from long-term debt                                --         10,000         39,000
Payments on long-term debt                              (5,277)       (23,697)       (31,205)
Exercise of stock options                                1,086          1,353            721
Purchase of treasury stock                              (2,430)        (1,917)            --
Payment of dividends                                    (1,555)        (1,477)        (1,458)
Purchase of officers' life insurance                        --             --         (1,158)
                                                      --------       --------       --------
Net cash from (used by) financing activities            (8,596)       (19,559)         4,255
                                                      --------       --------       --------
Net increase (decrease) in cash
   and cash equivalents                                   (328)        (3,185)         4,219
Cash and cash equivalents
  (bank overdrafts) at beginning of year                    15          3,200         (1,019)
                                                      --------       --------       --------
Cash and cash equivalents
  (bank overdrafts) at end of year                    $   (313)      $     15       $  3,200
                                                      ========       ========       ========

Supplemental disclosure of cash flow information

Cash paid during the year for:
  Interest                                            $  5,091       $  5,117       $  6,206
  Income taxes                                        $  3,456       $  1,523       $  1,832


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                         Note Receiv-
                                                                                           able from                    Total
                                              Additional                                   Savings &       Cumulative   Share-
                                     Common     Paid-In      Retained       Treasury         Stock        Translation  holders'
(Thousands of dollars)               Stock      Capital      Earnings         Stock      Ownership Plan    Adjustment   Equity
----------------------               -----    ----------     --------       --------     --------------   -----------  --------
Balances, September 1, 1997         $ 9,093    $ 18,466      $ 93,854        $(30,604)       $(639)         $(1,069)   $ 89,101

Net loss                                                         (632)                                                     (632)
Spin-off of PPCO                                              (37,115)                                        1,069     (36,046)
Exercise of stock options                37         684                                                                     721
Stock compensation expense
  related to non-employee
  director stock options                            219                                                                     219
Savings and Stock Ownership
  Plan activity                                     854                           957          284                        2,095
Dividends declared                                             (1,463)                                                   (1,463)
                                    -------    --------      --------        --------        -----          -------    --------

Balances, August 31, 1998             9,130      20,223        54,644         (29,647)        (355)              --      53,995


Net income                                                      6,205                                                     6,205
Exercise of stock options               137       1,216                                                                   1,353
Tax benefit of stock option
    exercises                                       138                                                                     138
Stock compensation expense
  related to non-employee
  director stock options                            155                                                                     155
Savings and Stock Ownership
  Plan activity                                    (273)                        1,237          284                        1,248
Purchase of treasury stock                                                     (1,917)                                   (1,917)
Dividends declared                                             (1,479)                                                   (1,479)
                                    -------    --------      --------        --------        -----          -------    --------

Balances, August 31, 1999             9,267      21,459        59,370         (30,327)         (71)              --      59,698


Net income                                                     10,362                                                    10,362
Exercise of stock options               117         969                                                                   1,086
Tax benefit of stock option
  exercises                                         408                                                                     408
Stock compensation expense
  related to non-employee
  director stock options                  8         293                                                                     301
Savings and Stock Ownership
  Plan activity                                                                                 71                           71
Purchase of treasury stock                                                     (2,430)                                   (2,430)
Dividends declared                                             (1,632)                                                   (1,632)
                                    -------    --------      --------        --------        -----          -------    --------

Balances, August 31, 2000           $ 9,392    $ 23,129      $ 68,100        $(32,757)       $  --          $    --    $ 67,864
                                    =======    ========      ========        ========        =====          =======    ========


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Penford Corporation ("Penford" or the "Company") is in the business of developing, manufacturing and marketing specialty carbohydrate-based ingredient systems for various applications, including papermaking, textiles and food products. The Company's products provide excellent binding and film-forming characteristics that make customer's products better through natural, convenient and cost effective solutions. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

Basis of Presentation

The consolidated financial statements include Penford and its wholly owned subsidiaries excluding Penwest Pharmaceuticals Co. ("PPCO"), which was spun-off to shareholders on August 31, 1998, and is reflected as a discontinued operation in the accompanying financial statements for fiscal 1998 (see Note B). Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements also do not include the operations or assets of Penford Australia, acquired subsequent to year end (see Note N).

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Cash equivalents consist of money market funds, short-term deposits and commercial paper. Amounts reported in the balance sheets represent cost which approximates market value.

Penford's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks of $386,000 and $1,034,000 are netted against cash at August 31, 2000 and 1999, respectively.

Concentration of Credit Risk and Financial Instruments

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. The carrying value of financial instruments including cash, cash equivalents, receivables and payables approximates market value at August 31, 2000.

Penford Products' two largest customers individually accounted for approximately 19% and 13% of sales in fiscal 2000, with the same two customers accounting for approximately 18% and 11% of sales in fiscal 1999. These customers represented approximately 16% and 10% of sales in fiscal 1998. Export sales accounted for approximately 13% of total sales in fiscal 2000 and approximately 11% in fiscal 1999 and fiscal 1998.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. Interest of $329,000, $153,000 and $39,000 was capitalized in 2000, 1999 and
1998, respectively.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes have been recorded using the liability method in recognition of these temporary differences.

Revenue Recognition

Sales revenue is recorded upon shipment of product.

Research and Development

Research and development costs of $5,359,000, $5,062,000 and $4,358,000 in 2000,
1999 and 1998, respectively, were charged to expense as incurred.

Recent Accounting Developments

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this Statement, which establishes standards for recognition and measurement of derivatives and hedging activities, will result in the Company recording no cumulative effect adjustment in the first quarter of fiscal 2001 to other comprehensive income for derivatives which hedge the variable cash flows of certain forecasted transactions. The fair value of these derivative instruments is currently classified as inventory.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarized certain areas of the staff's views in applying generally accepted accounting principles to revenue recognition. The Company's revenue recognition policies are intended to comply with this bulletin.

NOTE B
DISCONTINUED OPERATIONS

At the end of fiscal 1998, Penford completed a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, PPCO. On August 31, 1998, Penford shareholders of record on August 10, 1998, received PPCO shares on a basis of three shares of PPCO for every two shares of the Company.

The consolidated financial statements of the Company reflect the spin-off of PPCO. Accordingly, PPCO's operating results and cash flows for fiscal 1998 have been excluded from their respective captions in the accompanying financial statements. Summarized financial information from fiscal 1998 for the discontinued operations included sales, pre-tax losses from operations, and identifiable assets of $28.0 million, $10.2 million and $42.8 million, respectively.

The Company recorded one-time charges totaling $5.6 million ($3.6 million after-tax) which are included as a component of discontinued operations. These charges comprise the costs of separating the two businesses and operating losses incurred from May 31, 1998, the measurement date, through August 31, 1998, the spin-off date. The PPCO loss from operations of $7.9 million ($5.1 million after-tax) includes the write-off of certain costs incurred in connection with the previously planned IPO of PPCO of approximately $1.7 million. As of August 31, 1998, Penford forgave all intercompany borrowings of PPCO and reflected the distribution of PPCO stock to its shareholders as a reduction to consolidated retained earnings of $36.0 million.

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

Components of inventory are as follows:

August 31 (Thousands of dollars)       2000                  1999
-------------------------------------------------------------------
Raw materials and other               $ 3,016               $ 3,423
Work in progress                          502                   438
Finished goods                          6,701                 6,260
                                      -------               -------
  Total inventories                   $10,219               $10,121
                                      =======               =======

NOTE D
DEBT

August 31 (Thousands of dollars)                                              2000             1999
                                                                            -------          -------
Unsecured credit agreement, matures in fiscal 2003, 7.31%
  interest rate at August 31, 2000                                          $32,000          $34,000
Private placement, 8.43% interest rate, semiannual interest
  payments, annual principal payments of $2,857,
  maturity in fiscal 2003                                                     8,571           11,428
Private placement, 8.85% interest rate, semiannual interest-only
  payments, maturity in fiscal 2007                                          10,000           10,000
Unsecured note, 9.40% interest rate, due in quarterly installments
  through December 1999                                                          --              420
Lines of credit, interest rate 7.25% at August 31, 2000                         110              530
                                                                            -------          -------
                                                                             50,681           56,378
Less current portion                                                          2,857            3,277
                                                                            -------          -------
Net long-term debt                                                          $47,824          $53,101
                                                                            =======          =======

Maturities of long-term debt for the fiscal years ending August 31, 2001 through 2005, and thereafter, are as follows (Thousands of dollars):

                 2001                    $   2,857
                 2002                        2,857
                 2003                       34,967
                 2004                           --
                 2005                           --
               Thereafter                   10,000
                                          --------
                                          $ 50,681
                                          ========

As of August 31, 2000, the Company had an unsecured $75.0 million revolving credit agreement with three banks which would have expired on June 30, 2003. The unsecured credit agreement, the private placements and other notes require, among other provisions, that the Company maintain certain leverage and fixed charge coverage ratios and include limitations on long-term indebtedness and minimum net worth. See Note N for the subsequent event disclosure regarding the replacement of existing credit facilities in connection with the purchase of Penford Australia.

The Company has uncommitted lines of credit aggregating $5.0 million, which provide for financing at various floating rates, of which $110,000 was outstanding at August 31, 2000.

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

At August 31, 2000, approximately $15 million of the Company's outstanding debt was subject to interest rate swap agreements, consisting of floating-rate to fixed-rate swaps, which effectively fix interest rates at approximately 8.5%.

During the second quarter of 2000, PPCO paid off all outstanding amounts on its $15 million revolving credit facility, which was guaranteed by Penford in connection with the spin-off of PPCO in August 1998. As a result, Penford's guaranty agreement was cancelled, releasing Penford of any obligation under PPCO's $15 million credit facility.

The fair market value of long-term debt at August 31, 2000, was approximately equal to the carrying value of $50.7 million. At August 31, 1999, the fair value of long-term debt was approximately $58.6 million, with a carrying value of $56.4 million. The fair value of fixed-rate, long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowings.

NOTE E
LEASES

Certain of the Company's property, plant and equipment is leased under operating leases ranging from one to ten years with renewal options. Rental expense under operating leases was $4,855,000, $4,517,000 and $4,635,000 for fiscal years ended August 31, 2000, 1999 and 1998, respectively. Future minimum lease payments as of August 31, 2000, for noncancellable operating leases having initial lease terms of more than one year are as follows (Thousands of dollars):

Years ending August 31                            Operating Leases
----------------------                            ----------------
       2001                                          $  4,769
       2002                                             4,461
       2003                                             3,485
       2004                                             2,572
       2005                                             1,786
    Thereafter                                          8,277
                                                     --------
Total minimum lease payments                         $ 25,350
                                                     ========

NOTE F
STOCK OPTIONS

As of August 31, 2000, the Company had two stock option plans for which 1,967,599 shares of common stock were authorized for grants of options as adjusted for the spin-off of PPCO: the 1994 Stock Option Plan (the "1994 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors' Plan").

The 1994 Plan superseded the 1984 Stock Option Plan (126,659 shares outstanding at August 31, 2000) which expired in February 1994, and provides for the granting of stock options at the fair market value of the Company's common stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant.

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

Changes in stock options for the three years ended August 31 follow:

                                                                             Weighted Average
                                          Shares        Option Price Range    Exercise Price
                                         ---------      ------------------   ----------------
Fiscal 1998
Balance, September 1, 1997               1,614,892         $ 5.77-10.88          $ 8.65
Granted                                     32,451          10.06-12.32           10.80
Exercised                                  (83,725)          7.47-10.44            8.60
Cancelled                                   (5,459)                8.02            8.02
                                         ---------
Balance, August 31, 1998                 1,558,159           5.77-12.32            8.39


Fiscal 1999
Granted                                    525,141         $ 9.25-14.88          $ 9.43
Exercised                                 (136,662)          5.77-10.88            8.89
Cancelled                                 (812,607)          7.47-10.77            8.53
                                         ---------
Balance, August 31, 1999                 1,134,031           5.77-14.88            9.16


Fiscal 2000
Granted                                    327,493         $11.16-19.31          $15.28
Exercised                                 (116,631)          5.77-12.32            9.11
Cancelled                                  (67,625)          8.13-10.00            9.08
                                         ---------
Balance, August 31, 2000                 1,277,268           5.77-19.31           10.74
                                         =========

Options Exercisable at August 31
    -1998                                  595,283           5.77-12.32            8.73
    -1999                                  433,015           5.77-13.13            9.02
    -2000                                  524,099           5.77-19.31            9.19

Shares available for future
grant at August 31, 2000                   540,842

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2000:

                                    Options Outstanding                         Options Exercisable
                       -------------------------------------------          ----------------------------
                                           Wtd. Avg.
                                           Remaining      Wtd. Avg                             Wtd. Avg.
   Range of            Number of         Contractual      Exercise          Number of           Exercise
Exercise Prices          Options                Life         Price            Options              Price
---------------        ---------         -----------      --------          ---------          ---------
$ 5.77- 9.23             394,987             5.29          $ 8.31            210,848            $ 7.65
  9.24-13.42             595,281             6.80            9.88            312,251             10.21
 13.43-19.31             287,000             9.47           15.84              1,000             14.87
                       ---------                                             -------
                       1,277,268                                             524,099
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

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," using the intrinsic-value method prescribed by APB Opinion No. 25. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards. Had compensation cost been recognized based on the fair value at the date of grant for options awarded in 2000, 1999 and 1998 under the Plans, pro forma amounts of the Company's income from continuing operations and earning per common share from continuing operations would have been as follows (In thousands, except per share data):

                                                       Fiscal 2000       Fiscal 1999      Fiscal 1998
                                                       -----------       -----------      -----------
Income from continuing operations - as reported        $   10,362        $    6,205       $    8,110
Income from continuing operations - pro forma               9,646             5,883            7,411

Earnings per common share from continuing
    operations - as reported                           $     1.40        $     0.84       $     1.11
Earnings per common share from continuing
    operations - pro forma                                   1.30              0.80             1.01

Earnings per common share from continuing
operations, diluted - as reported                            1.33              0.80             1.08
Earnings per common share from continuing
     operations, diluted - pro forma                         1.24              0.76             0.98

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2000: risk-free interest rates of 4.2% to 6.2%; expected option life of each vesting increment of 2.7 years for employees and 3.0 years for non-employee directors; expected volatility of 58%; and expected dividends of $0.22 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal year 2000 was $8.90. The weighted average fair value of options granted under the 1994 Plan during fiscal year 1999 was $5.18, and there were no options granted under the 1994 Plan in fiscal 1998. The weighted average fair value of options granted under the Directors' Plan during fiscal years 2000, 1999 and 1998 was $8.58, $7.47 and $7.23, respectively. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 2000, 1999 and 1998 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 2000, 1999 and 1998 that vest over four to five years, and additional grants are generally made annually.

NOTE G
INCOME TAXES

Income tax expense on income from continuing operations consists of the following:

                                                 Year Ended August 31
(Thousands of dollars)                    2000          1999          1998
---------------------------------------------------------------------------
Current:
  Federal                               $ 3,264       $ 3,233       $ 1,687
  State                                     654           320           100
                                        -------       -------       -------
                                          3,918         3,553         1,787

Deferred:
  Federal                                 1,322          (171)        2,579
  State                                     340           (10)           (7)
                                        -------       -------       -------
                                          1,662          (181)        2,572
                                        -------       -------       -------
Total provision                         $ 5,580       $ 3,372       $ 4,359
                                        =======       =======       =======

A reconciliation of the statutory federal tax to the actual provision for taxes on income from continuing operations is as follows:

                                                                 Year Ended August 31
(Thousands of dollars)                                   2000           1999           1998
---------------------------------------------------------------------------------------------
Statutory tax rate                                           35%            34%            35%
Statutory tax on income from continuing operations      $ 5,580        $ 3,256        $ 4,364
State taxes, net of federal benefit                         369            211             58
Tax credits, including research and
  development credits                                      (125)           (45)          (468)
Foreign sales corporation                                  (245)          (153)          (210)
Restructuring and other nondeductible expenses               --             82            633
Other                                                         1             21            (18)
                                                        -------        -------        -------
Total provision                                         $ 5,580        $ 3,372        $ 4,359
                                                        =======        =======        =======

The significant components of deferred tax assets and liabilities are as follows:

                                               August 31
(Thousands of dollars)                     2000           1999
---------------------------------------------------------------
Deferred tax assets:
  Alternative minimum tax credit         $ 3,934        $ 4,788
  Postretirement benefits                  3,890          3,806
  Provisions for accrued expenses          2,791          3,508
  Net operating losses                        --            945
  Other                                      851            802
                                         -------        -------
Total deferred tax assets                 11,466         13,849

Deferred tax liabilities:
  Depreciation                            20,440         21,099
  Other                                      608            670
                                         -------        -------
Total deferred tax liabilities            21,048         21,769
                                         -------        -------
  Net deferred tax liabilities           $ 9,582        $ 7,920
                                         =======        =======

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

The following represents information summarizing the Company's pension and other postretirement benefit plans (in thousands):


                                                    PENSION BENEFITS              OTHER BENEFITS
                                                    ----------------              --------------
                                                                  YEAR ENDED AUGUST 31

CHANGE IN BENEFIT OBLIGATION                      2000           1999           2000           1999
                                                --------       --------       --------       --------
Benefit obligation at September 1               $ 22,229       $ 24,102       $  7,531       $  7,459
Service Cost                                         642            754            270            268
Interest Cost                                      1,609          1,583            549            489
Plan participants' contributions                      --             --              9             11
Settlement of benefit obligations                     --           (477)            --             --
Actuarial (gain) loss                                591           (890)          (594)          (814)
Change in assumptions                             (1,256)        (1,388)             1             --
Benefits paid                                     (1,938)        (1,455)          (367)          (361)
                                                --------       --------       --------       --------

Benefit obligation at August 31                   21,877         22,229          7,399          7,052
                                                ========       ========       ========       ========


CHANGE IN PLAN ASSETS
Fair value of plan assets at September 1          26,673         23,840             --             --
Actual return on plan assets                       4,034          5,818             --             --
Settlements                                           --         (1,530)            --             --
Company contributions                                 --             --            358            350
Plan participants' contributions                      --             --              9             11
Benefits paid                                     (1,938)        (1,455)          (367)          (361)
                                                --------       --------       --------       --------
Fair value of the plan assets at August 31        28,769         26,673             --             --
                                                ========       ========       ========       ========

Funded status of the plan (underfunded)            6,892          4,444         (7,399)        (7,052)
Unrecognized net (gain)                           (8,745)        (6,949)        (3,406)        (3,520)
Unrecognized transition obligation                   499            625             --             --
Unrecognized prior service cost                      974          1,041             --             --
                                                --------       --------       --------       --------

Prepaid (accrued) benefit cost                  $   (380)      $   (839)      $(10,805)      $(10,572)
                                                ========       ========       ========       ========

Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds, and real estate.

                                       PENSION BENEFITS            OTHER BENEFITS
                                      -------------------         ----------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
AUGUST 31                              2000          1999          2000       1999
                                      -----         -----         -----      -----
Discount Rate                          8.00%         7.50%         8.00%     7.50%
Expected return on plan assets        10.00         10.00
Rate of compensation increase          4.00          4.00


Future benefit costs were estimated assuming medical costs would increase at an 8.5% annual rate for fiscal 2001, decreasing by one half percent ratably over the next six years to a rate of 5.5%.

                                              PENSION BENEFITS                          OTHER BENEFITS
                                    -----------------------------------       -----------------------------------
                                      2000          1999          1998          2000          1999          1998
                                    -------       -------       -------       -------       -------       -------
COMPONENTS OF NET PERIODIC
BENEFIT COST (IN THOUSANDS)
Service Cost                        $   642       $   754       $   780       $   270       $   268       $   242
Interest Cost                         1,609         1,583         1,541           549           489           496
Expected return on plan assets       (2,590)       (2,319)       (2,398)           --            --            --
Net amortization and deferral          (120)          194           (11)         (229)         (218)         (280)
                                    -------       -------       -------       -------       -------       -------
Benefit cost                        $  (459)      $   212       $   (88)      $   590       $   539       $   458
                                    =======       =======       =======       =======       =======       =======

As a result of the PPCO spin-off (see Note B) and the administrative workforce reduction program at Penford Products Co. (see Note M), curtailment and settlement accounting resulted in the recognition of net additional expenses of approximately $906,000 related to the Company's defined benefit plan for salaried employees.

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):


                                                   1-PERCENTAGE-   1-PERCENTAGE-
                                                       POINT           POINT
                                                     INCREASE         DECREASE
                                                   -------------   -------------
Effect on total of service and interest cost          $  159          $ (126)
  components in fiscal 2000
Effect on postretirement benefit obligation
  as of August 31, 2000                               $1,175          $ (949)

NOTE I
OTHER EMPLOYEE BENEFITS

Savings and Stock Ownership Plan

The Company has a savings investment plan that provides to all employees a 75% Company match of the employee's contribution, up to 6% of the employee's eligible pay. The savings component expense of the plan recorded by the Company was $666,000, $712,000 and $833,000 for fiscal years 2000, 1999 and 1998, respectively.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. Profit-sharing contributions to participants were $379,000, $505,000 and $451,000 for the fiscal years 2000, 1999 and 1998, respectively.

The shares held by the plan are considered outstanding for purposes of calculating earnings per share. Dividends on shares held by the plan are allocated to participant accounts.

Supplemental Executive Retirement Plan

The Company sponsors a Supplemental Executive Retirement Plan ("SERP"), a non-qualified plan, which covers certain employees. For 2000, 1999 and 1998, the net periodic pension expense accrued for the SERP was $457,000, $515,000 and $650,000, respectively.

Health Care And Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense when paid. Health care and life insurance expense was $2,851,000, $2,625,000 and $2,455,000 in 2000, 1999 and 1998, respectively.

NOTE J
SHAREHOLDERS' EQUITY

Unissued Preferred Stock

As of August 31, 2000, there are 1,000,000 shares of $1.00 par value preferred stock authorized for issue; however, none are outstanding.

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

NOTE K
EARNINGS PER COMMON SHARE

The following table presents the computation of basic and diluted earnings per share (dollars in thousands, except share and per share data):


                                                               Year Ended August 31
                                                     2000              1999                 1998
                                                  ----------        ----------        -------------
Income from continuing operations                 $   10,362        $    6,205                8,110
Discontinued operations                                   --                --               (8,742)
                                                  ----------        ----------        -------------

Net income (loss)                                 $   10,362        $    6,205                 (632)
                                                  ==========        ==========        =============
Weighted average common
  shares outstanding                               7,414,435         7,394,368            7,303,056
Net effect of dilutive
  stock options                                      350,609           355,355              227,584
                                                  ----------        ----------        -------------
Weighted average common shares and
  equivalents outstanding                          7,765,044         7,749,723            7,530,640
                                                  ==========        ==========        =============
Earnings (loss) per common share, basic:
  Continuing operations                           $     1.40        $     0.84        $        1.11
  Discontinued operations                                 --                --                (1.20)
                                                  ----------        ----------        -------------
  Net income (loss)                               $     1.40        $     0.84        $       (0.09)
                                                  ==========        ==========        =============
Earnings (loss) per common share, diluted:
  Continuing operations                           $     1.33        $     0.80        $        1.08
  Discontinued operations                                 --                --                (1.16)
                                                  ----------        ----------        -------------
  Net income (loss)                               $     1.33        $     0.80        $       (0.08)
                                                  ==========        ==========        =============


Certain adjustments to outstanding options were made on September 1, 1998, subsequent to the spin-off of PPCO (see Note F).

NOTE L
SEGMENT REPORTING

The Company operates in one business segment: developing, manufacturing, and marketing specialty carbohydrate-based ingredient systems for various applications.

NOTE M
OTHER EVENTS

Restructure Costs

On March 22, 1999, the Company announced a plan to reduce its administrative workforce by 20 employees in an effort to align operating costs with market conditions. The plan was implemented through a combination of a voluntary retirement incentive program and involuntary layoffs. As a result, restructuring costs totaling $1.6 million were charged to continuing operations in the third quarter of fiscal 1999.

The restructuring costs included an increase to the actuarial liability of the Company's retirement pension plan, severance and other expenses related to the overall workforce reduction plan. The Company's retirement plan funds approximately 60% of the total charge with existing assets. The remaining costs were paid out in the first half of fiscal 2000.

Restructure costs of $1.9 million relating to the spin-off of PPCO were charged to Penford's continuing operations in fiscal year 1998.

NOTE N
SUBSEQUENT EVENTS

On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.5 million (USD) in cash. Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel new starch-based products. Penford Australia produces products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries.

Penford Australia had fiscal 2000 revenues of approximately $70 million (USD) and employs 300. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products.

The acquisition will be recorded using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price will be recorded as goodwill, and the Company is currently preparing the purchase price allocation and determining the useful lives of the assets acquired.

In connection with the completion of the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing for replacing its credit facilities. As a result, except for a $5 million uncommitted line of credit that remains in place, all outstanding debt as of August 31, 2000, was replaced by a $120 million bridge loan with a syndicate of banks, consisting of the same three banks used with a previous $75 million unsecured credit facility.

The new borrowings totaling $109.5 million under the bridge loan were used to finance the acquisition, in addition to replacing the existing outstanding debt balances.

Subsequent to the consummation of the purchase transaction, a new $130 million credit facility was completed on November 15, 2000, with the same syndicate of banks, including the addition of an Australian bank. The new credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on the LIBOR or prime rate depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreements include, among other terms, financial covenants covering restrictions related to limitations on indebtedness and minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios, all of which are similar to restrictions on the existing debt as of August 31, 2000. Total outstanding debt of the Company subsequent to the completion of the new $130 million facility is approximately the same as immediately prior to its execution.

NOTE O
QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2000                                       First           Second           Third           Fourth
(Thousands of dollars except per share data)     Quarter          Quarter         Quarter          Quarter           Total
-----------------------------------------------------------------------------------------------------------------------------
Sales                                         $    40,553      $    38,333      $    39,744      $    39,520      $   158,150
Gross margin                                       11,066           11,205           11,111            9,895           43,277
Net income                                          2,485            2,750            2,894            2,233           10,362
Earnings per common share:
  Basic                                       $      0.33      $      0.37      $      0.39      $      0.31      $      1.40
  Diluted                                     $      0.32      $      0.35      $      0.37      $      0.29      $      1.33

Dividends declared                            $      0.05      $      0.05      $      0.06      $      0.06      $      0.22


Fiscal 1999                                       First          Second            Third           Fourth
(Thousands of dollars except per share data)     Quarter         Quarter         Quarter(1)        Quarter           Total
-----------------------------------------------------------------------------------------------------------------------------
Sales                                         $    38,723      $    37,161      $    39,262      $    39,910      $   155,056
Gross margin                                       10,634            8,888           10,217           10,296           40,035
Net income                                          2,295            1,259              703            1,948            6,205
Earnings per common share:
  Basic                                       $      0.31      $      0.17      $      0.10      $      0.26      $      0.84
  Diluted                                     $      0.30      $      0.16      $      0.09      $      0.25      $      0.80

Dividends declared                            $      0.05      $      0.05      $      0.05      $      0.05      $      0.20


(1) Third quarter fiscal 1999 income from continuing operations includes restructure costs of $1.6 million ($1.0 million after-tax, or $0.13 per share) related to an administrative workforce reduction program.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Penford Corporation


We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.



Seattle, Washington
October 9, 2000                             Ernst & Young LLP

REPORT OF MANAGEMENT

The management of Penford Corporation has prepared and is responsible for the integrity and fairness of the financial statements and other financial information presented in this annual report. The statements have been prepared in accordance with generally accepted accounting principles, and to the extent appropriate, include amounts based on management's estimates and judgments. In order to fulfill its responsibilities for these financial statements and other information, management maintains accounting systems and related internal controls. These controls are designed to provide reasonable assurance that transactions are properly authorized and recorded, that assets are safeguarded, and that financial records are reliably maintained.

Ernst & Young LLP, independent auditors, is retained to audit the Company's consolidated financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, including a review of internal accounting controls and tests of accounting procedures and records to the extent necessary to support their audit.

The Audit Committee of the Board of Directors, which is composed solely of nonmanagement directors, meets with management and with the independent auditors to review the quality of financial reporting, the operation and development of the internal control systems, and the results of independent audits.

The independent auditors periodically meet with the Audit Committee without the presence of management.



Jeffrey T. Cook
President and
Chief Executive Officer



Keith T. Fujinaga
Corporate Director of Finance and
Chief Accounting Officer

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I above and incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.


PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1)    Financial Statements

               The consolidated balance sheets as of August 31, 2000 and 1999 and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended August 31, 2000 and the report of independent auditors are included in Part II, Item 8.

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


(b)     Reports on Form 8-K

               A Form 8-K dated August 29, 2000 was filed reporting under Item 5, Registrant's intention to acquire Starch Australasia Limited from Goodman Fielder Limited on September 29, 2000. Filed as an exhibit was a copy of the press release dated August 29, 2000.

               A Form 8-K dated September 29, 2000 was filed reporting under
               Item 2, Registrant's completion of its acquisition of Starch Australasia Limited from Goodman Fielder Limited. Filed as an exhibit was a copy of the press release dated September 29, 2000. In accordance with paragraph 4 of Item 7(a) of Form 8-K, the financial statements will be filed by amendment as soon as practicable and no later than December 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Penford Corporation

Date:   November 22, 2000                 /s/ Jeffrey T. Cook
        -----------------                 -------------------------------------
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



Date:   November 22, 2000                 /s/ Jeffrey T. Cook
        -----------------                 -------------------------------------
                                          Jeffrey T. Cook, President and
                                          Chief Executive Officer (Principal
                                          Executive Officer)



Date:   November 22, 2000                 /s/ Keith T. Fujinaga
        -----------------                 -------------------------------------
                                          Keith T. Fujinaga, Corporate
                                          Director of Finance
                                          (Chief Accounting Officer)


Date:   November 22, 2000
        -----------------
Directors

Jeffrey T. Cook*
Paul H. Hatfield*                         By /s/ Keith T. Fujinaga
John C. Hunter, III*                        -----------------------------------
Sally G. Narodick*                        Attorney-in-Fact*
William G. Parzybok, Jr.*                 Power of Attorney Dated
N. Stewart Rogers*
William K. Street*                        Date October 17, 2000
                                              ---------------------------------

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

(10.1)         Penford Corporation Supplemental Executive Retirement Plan, dated
               March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

(10.2)         Penford Corporation Supplemental Survivor Benefit Plan, dated
               January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

(10.3)         Penford Corporation Deferred Compensation Plan, dated January 15,
               1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)

(10.4)         Change of Control Agreements between Penford Corporation and
               Messrs. Cook, Horn, Keeley, and Kunerth (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)

(10.5)         Penford Corporation 1993 Non-Employee Director Restricted Stock
               Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)

(10.6) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March
               17, 1997)

(10.7)         Penford Corporation Stock Option Plan for Non-Employee Directors
               (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)

(10.8) Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

(10.9) Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

(10.10)        Employee Benefits Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

(10.11)        Tax Allocation Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

(10.12)        Excipient Supply Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

(10.13)        Restatement and Exchange Agreement amending the Senior Note
               Agreement among Penford Corporation as Borrower and Mutual of
               Omaha and Affiliates as lenders, dated as of August 1, 1998
               (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

(10.14)        Guaranty Agreement dated as of August 1, 1998 by Penford Products
               Co., a wholly-owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant and Mutual of Omaha and Affiliates (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

(10.15)        Restatement and Exchange Agreement amending the Senior Note
               Agreement among Penford Corporation as Borrower, and Principal
               Mutual Life Insurance Company and TMG Life Insurance Company as lenders, dated as of August 1, 1998 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

(10.16)        Guaranty Agreement dated as of August 1, 1998 by Penford Products
               Co., a wholly owned subsidiary of Registrant, of the Restatement and Exchange Agreement among Registrant, Principal Mutual Life
               Insurance Company, and TMG Life Insurance Company (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended
               August 31, 1998)

(10.17)        Credit Agreement dated as of July 2, 1998 among Penford
               Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as the lenders, and The Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)

(10.18) Intercreditor Agreement dated as of August 1, 1998 among the parties to the Credit Agreement dated July 2, 1998 and the parties to the Senior Note Agreements dated as of August 1, 1998
               (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1998)


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

Exhibit No.    Item
-----------    ----
(10.1)         Penford Corporation Supplemental Executive Retirement Plan, dated
               March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No.
               0-11488)

(10.2)         Penford Corporation Supplemental Survivor Benefit Plan, dated
               January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No.
               0-11488)

(10.3)         Penford Corporation Deferred Compensation Plan, dated January 15,
               1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991, Commission File No. 0-11488)

(10.4) Agreements relating to compensation in the event of a change in control of the corporation between the Corporation and Messrs.
               Cook, Horn, Keeley, and Kunerth (a representative copy of these agreements filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995, Commission File No. 0-11488)

(10.5)         Penford Corporation 1993 Non-Employee Director Restricted Stock
               Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993, Commission File Number 0-11488)

(10.6) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8, No. 33-58799, dated March 17, 1997)

(10.7)         Penford Corporation Stock Option Plan for Non-Employee Directors
               (filed as an Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996, Commission File Number 0-11488)

(10.10)        Employee Benefits Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998, Commission File
               Number 0-11488)