Form 10-Q
period 2000-11-30
PENFORD CORP
filed 2001-01-16
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000
                                               -----------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to
                                 -------------------    ----------------------

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

                                            Yes      X         No
                                                   -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 5, 2001.

             Class                                        Outstanding
             -----                                        -----------
Common stock, par value $1.00                              7,457,347

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
                                                                 --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets                                3
         November 30, 2000 and August 31, 2000

Condensed Consolidated Statements of Income                          4
         Three Months Ended November 30, 2000 and
         November 30, 1999

Condensed Consolidated Statements of Cash Flow                       5
         Three Months Ended November 30, 2000 and
         November 30, 1999

Notes to Condensed Consolidated Financial Statements                6-11

Item 2 - Management's Discussion and Analysis of                   12-14
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                   15
         About Market Risk


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          16

Item 2 - Changes in Securities                                      16

Item 3 - Defaults Upon Senior Securities                            16

Item 4 - Submission of Matters to a Vote of Security Holders        16

Item 5 - Other Information                                          16

Item 6 - Exhibits and Reports on Form 8-K                          16-19

SIGNATURES                                                          20

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                November 30,  August 31,
                                                                    2000         2000
                                                                ------------  ----------
                                         ASSETS

Current assets:
        Cash and cash equivalents                                $      37    $    --
        Trade accounts receivable                                   29,052       17,530
        Inventories:
           Raw materials and other                                  10,182        3,016
           Work in progress                                            420          502
           Finished goods                                           13,108        6,701
                                                                 ---------    ---------
                                                                    23,710       10,219
        Prepaid expenses and other                                   7,089        5,580
                                                                 ---------    ---------
           Total current assets                                     59,888       33,329

Net property, plant and equipment                                  143,397      114,848
Deferred income taxes                                               11,467       11,466
Restricted cash value of life insurance                             12,449       12,330
Other assets                                                         3,801        3,650
Goodwill, net                                                       18,557         --
                                                                 ---------    ---------
           Total assets                                          $ 249,559    $ 175,623
                                                                 =========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Bank overdraft, net                                      $    --      $     313
        Accounts payable                                            16,673       10,068
        Accrued liabilities                                          7,782        8,305
        Current portion of long-term debt                           10,925        2,857
                                                                 ---------    ---------
           Total current liabilities                                35,380       21,543

Long-term debt                                                     105,672       47,824
Other postretirement benefits                                       10,867       10,805
Deferred income taxes                                               22,438       21,048
Other liabilities                                                    7,970        6,539

Shareholders' equity:
        Common stock                                                 9,435        9,392
        Additional paid-in capital                                  23,630       23,129
        Retained earnings                                           68,858       68,100
        Treasury stock                                             (32,757)     (32,757)
        Accumulated other comprehensive income (loss)               (1,934)        --
                                                                 ---------    ---------
                Total shareholders' equity                          67,232       67,864
                                                                 ---------    ---------

                Total liabilities and shareholders' equity       $ 249,559    $ 175,623
                                                                 =========    =========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                    Three Months Ended November 30
                                    ------------------------------
                                         2000            1999
                                         ----            ----
Sales                                 $    46,853    $    40,553
Cost of sales                              35,900         29,487
                                      -----------    -----------
    Gross margin                           10,953         11,066

Operating expenses                          5,139          4,595
Research and development                    1,650          1,372
                                      -----------    -----------
    Income from operations                  4,164          5,099

Interest expense                           (2,333)        (1,276)
                                      -----------    -----------
    Income before taxes                     1,831          3,823

Income taxes                                  626          1,338
                                      -----------    -----------
Net income                            $     1,205    $     2,485
                                      ===========    ===========

Weighted average common shares
and equivalents outstanding             7,660,604      7,709,616

Earnings per common share:
   Net income
       Basic                          $      0.16    $      0.33
                                      ===========    ===========
       Diluted                        $      0.16    $      0.32
                                      ===========    ===========
Dividends declared per common share   $      0.06    $      0.05
                                      ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                          Three Months Ended November 30
                                                          ------------------------------
                                                               2000             1999
                                                               ----             ----
Operating Activities:
        Net Income                                          $   1,205       $   2,485
        Adjustments to reconcile net income
          to net cash from operations:
               Depreciation                                     4,140           3,311
               Deferred income taxes                              237            (141)
               Change in operating assets and liabilities
                 excluding impact of Penford Australia
                 Limited acquisition:
                   Trade receivables                           (1,948)         (2,521)
                   Inventories                                 (1,081)             12
                   Accounts payable, prepaids and other          (840)          1,310
                                                            ---------       ---------
        Net cash from operating activities                      1,713           4,456

Investing Activities:
        Additions to property, plant and equipment, net        (3,053)         (3,741)
        Acquisition of Penford Australia Limited              (59,113)           --
        Other                                                     306             481
                                                            ---------       ---------
        Net cash used by investing activities                 (61,860)         (3,260)

Financing Activities:
        Proceeds from revolving line of credit                 23,163          13,795
        Payments on revolving line of credit                  (17,806)        (11,435)
        Proceeds from long-term debt                          106,509            --
        Payments on long-term debt                            (50,571)         (3,067)
        Exercise of stock options                                 474              30
        Purchase of treasury stock                               --              (209)
        Payment of dividends                                     (891)           (369)
                                                            ---------       ---------
        Net cash provided (used) by financing
          activities                                           60,878          (1,255)

        Effect of exchange rate changes on cash and
        cash equivalents                                         (381)           --
                                                            ---------       ---------

        Net increase (decrease) in cash and equivalents           350             (59)
        Cash and cash equivalents (bank overdraft) at
           beginning of period                                   (313)             15
                                                            ---------       ---------
        Cash and cash equivalents (bank overdraft) at
          end of period                                     $      37       $     (44)
                                                            =========       =========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BUSINESS

        Penford Corporation ("Penford" or the "Company") is in the business of developing, manufacturing and marketing specialty carbohydrate-based ingredient systems for various applications, including papermaking, textiles and food products. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford's products provide excellent binding and film-forming characteristics that make customers' products better through natural, convenient and cost effective solutions. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

        The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

2.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim period presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation's annual report on Form 10-K for the fiscal year ended August 31, 2000.

3.      RECENT ACCOUNTING DEVELOPMENTS

        Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. As a result of this adoption, the Company recorded in the first quarter of fiscal 2001 the cumulative effect of change in accounting principle to other comprehensive income of $0.3 million ($0.2 million after-tax) for derivatives which hedge the variable cash flows of certain forecasted transactions. The fair value of these derivate instruments was previously classified in inventory.

4.      ACQUISITION OF PENFORD AUSTRALIA LIMITED

        On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.5 million (USD) in cash, plus costs incurred directly related to the acquisition of approximately $4.6 million (USD), including accounting, financing, taxation, legal and other due diligence efforts. Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products.

        The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill, which is being amortized over a twenty year period. Two months of Penford Australia's results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the fiscal quarter ended November 30, 2000.

        In connection with the completion of the acquisition of Penford Australia, the Company obtained interim financing for replacing its credit facilities. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000, was replaced by a $120 million bridge loan with a syndicate of banks, consisting of the same three banks responsible for the previous $75 million unsecured credit facility. The new borrowings totaling $109.5 million under the bridge loan were used to finance the acquisition, in addition to replacing the existing outstanding debt balances.

        Subsequent to the consummation of the purchase transaction, a new $130 million credit facility was completed on November 15, 2000, with the aforementioned syndicate of banks, including the addition of an Australian bank. The new credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on the LIBOR or prime rate depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. All of the financial covenants are similar to restrictions on the existing debt as of August 31, 2000.

        The following unaudited pro forma financial information presents the combined results of operations of the Company and Penford Australia, as if the acquisition had occurred on September 1, 1999. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Penford Australia constituted a single entity during such periods (Dollars in thousands except per share data):

                                                        Three Months Ended
                                                            November 30
                                                      ---------------------
                                                        2000          1999
                                                        ----          ----
        Sales                                         $53,484       $59,671

        Net income                                    $ 1,281       $ 2,607

        Net income per share
               Basic                                  $   .17       $   .35
                                                      =======       =======
               Diluted                                $   .17       $   .34
                                                      =======       =======

5.      COMPREHENSIVE INCOME

        SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components in the financial statements. The components of comprehensive income (loss) for the periods ended November 30, 2000 and 1999 are as follows (Dollars in thousands):

                                                      Three Months Ended
                                                         November 30
                                                      ------------------
                                                       2000        1999
                                                       ----        ----
        Net income                                    $ 1,205     $2,485

        Cumulative effect of change in accounting
           principle - FAS 133 (Note 3)               $   189     $    -

        Foreign currency translation adjustments      $(2,123)    $    -
                                                      -------     ------
        Comprehensive income (loss)                   $  (729)    $2,485
                                                      =======     ======

        The foreign currency translation adjustment reflects the translation of the Company's investment in its Australian operations to U.S. dollars from Australian dollars. The foreign currency exchange rates as of September 29, 2000, the date of acquisition, and November 30, 2000 were $0.542 and $0.521 U.S. dollars to the Australian dollar, respectively.

6.      SEGMENT REPORTING

        The Company operates in one business segment: developing, manufacturing, and marketing specialty carbohydrate-based ingredient systems for various applications.

        Information about the Company's operations by geographic area, including its operations in North America and its recently acquired business in Australia and New Zealand, follows (Dollars in thousands):

                                                        Three Months Ended
                                                            November 30
                                                    ------------------------
                                                        2000          1999
                                                        ----          ----
        Sales
          - North America                            $ 37,409       $ 40,553
          - Australia/New Zealand                       9,444             --
                                                     --------       --------
                                                     $ 46,853       $ 40,553
                                                     ========       ========

        Net Income
          - North America                            $    793       $  2,485
          - Australia/New Zealand                         412             --
                                                     --------       --------
                                                     $  1,205       $  2,485
                                                     ========       ========

                                                November 30, 2000            August 31, 2000
                                                -----------------            ---------------
        Total Assets
          - North America                            $177,901                   $175,623
          - Australia/New Zealand                      71,658                         --
                                                     --------                   --------
                                                     $249,559                   $175,623
                                                     ========                   ========

7.      EARNINGS PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share (Dollars in thousands except per share data):

                                                    Three Months Ended
                                                        November 30
                                                  -----------------------
                                                     2000         1999
                                                     ----         ----
        Net income                                $   1,205     $   2,485
                                                  =========     =========
        Weighted average common
          shares outstanding                      7,434,047     7,424,711

        Net effect of dilutive
          stock options                             226,557       284,905
                                                  ---------     ---------
        Weighted average common shares
          outstanding assuming dilution           7,660,604     7,709,616
                                                  =========     =========
        Earnings per common share:
          Net income
             Basic                                $    0.16     $    0.33
                                                  =========     =========
             Diluted                              $    0.16     $    0.32
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

Item 2               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT ACQUISITION

On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), from Goodman Fielder Limited for $54.5 million (USD) in cash, plus costs of $4.6 million directly related to the acquisition. Two months of Penford Australia's results of operations are included in the Company's condensed consolidated financial statements for the quarter ended November 30, 2000.

Penford Australia is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products.

RESULTS OF CONTINUING OPERATIONS

In the three months ended November 30, 2000, Penford Corporation's consolidated sales increased $6.3 million, or 15.5%, to $46.9 million. The increase from $40.6 million in the prior year is primarily due to the acquisition of Penford Australia and higher sales volume of the Company's specialty starch-based ingredient systems for the food industry. However, sales volumes for paper customers decreased approximately 8.3% caused by a softened demand in the North American paper industry suppressing overall sales growth.

Sales revenue and volumes of specialty potato-based food starches increased 8.8% and 11.8%, respectively, in the first quarter of fiscal 2001 ending November 30, 2000 over the same period a year ago. The increase over last year's strong quarter was primarily due to solid performance in both coating and processed meat applications.

Gross margin for the three months ended November 30, 2000 was 23.4% compared to 27.3% for the corresponding period a year ago. Total gross margin for the three months ended November 30, 2000 was $11.0 million compared to $11.1 million for the corresponding period a year ago. Total gross margin dollars in the first three months of fiscal 2001 remained consistent with the same prior year period primarily due to higher natural gas costs in North America which significantly impacted manufacturing costs, being offset by the addition of the higher margin Penford Australia operation and increased demand for specialty food ingredients. The decrease in gross margin percentage was primarily due to higher natural gas costs, and to a lesser extent, the inclusion of Penford Australia.

Operating expenses in the first quarter of $5.1 million were approximately $544,000 higher compared to the same quarter in the prior year. Research and development expenses increased $278,000 in the three months ended November 30, 2000 over the same period a year ago. The increases in operating and research and development expenses are primarily due to the inclusion of Penford Australia in the Company's overall results.

Net interest expense was $2.3 million for the three months ended November 30, 2000 compared to $1.3 million in the same period in fiscal 2000. The increase is attributed to higher debt balances as a result of the acquisition of Penford Australia.

The effective tax rate for the first quarter of fiscal 2001 and 2000 was 34.2% and 35.0%, respectively. The slightly lower effective tax rate in the current fiscal year reflects Australia's current statutory tax rate of 34%, decreasing to 30% in July 2001.

Net income was $1.2 million, or $0.16 per share assuming dilution, for the three months ended November 30, 2000, compared to net income of $2.5 million, or $0.32 per share assuming dilution, for the corresponding period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the completion of the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing for replacing its credit facilities. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000, was replaced by a $120 million bridge loan with a syndicate of banks, consisting of the same three banks responsible for the previous $75 million unsecured credit facility. The new borrowings totaling $109.5 million under the bridge loan were used to finance the acquisition, in addition to replacing the existing outstanding debt balances.

Subsequent to the consummation of the purchase transaction, a new $130 million credit facility was completed on November 15, 2000, with the aforementioned syndicate of banks, including the addition of an Australian bank. The new credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on the LIBOR or prime rate depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. All of the financial covenants are similar to restrictions on the existing debt as of August 31, 2000.

At November 30, 2000, Penford had working capital of $24.5 million and $46.5 million outstanding under the $65 million revolving line of credit. The Company also has a $5 million uncommitted line of credit under which there was $1.3 million outstanding. In the first quarter of fiscal 2001, the Company used its debt proceeds and operating cash flow to finance the purchase of Penford Australia and other capital expenditures.

Cash flow from operations for the quarter ended November 30, 2000 was $1.7 million compared to $4.5 million in the corresponding quarter of the prior year. The decrease in operating cash flow is due to lower quarterly earnings and fluctuations in the components of working capital.

Additions to property, plant and equipment during the three months ended November 30, 2000 were $3.1 million. First quarter additions were primarily for various improvements at the Company's industrial facility in Cedar Rapids, Iowa and equipment additions and improvements at all of the Company's food-grade manufacturing facilities.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. Repurchases under the program to date have totaled 281,300 shares for $4.3 million, although the Company did not purchase any of its common stock during the first quarter of fiscal 2001.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements concerning the performance and results of the Company. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update any forward-looking statements if circumstances or management's estimates or opinions should change.

Additional information which could affect the Company's financial results is included in the Company's 2000 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 2000 on file with the Securities and Exchange Commission.

Item 3              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The market risk associated with the Company's market risk sensitive instruments is the potential loss from adverse changes in interest rates, foreign currency exchange rates, and commodities prices.

The Company is unaware of any material changes to the market risk disclosures referred to in the Company's Report on Form 10-K for the year ended August 31, 2000, other than the increase in the amount of borrowings undertaken principally to finance the acquisition of Penford Australia.

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings

            A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho, alleging various violations of the Federal Clean Air Act, as well as claims for trespass and nuisance by alleged emissions from Penford's Idaho Falls starch processing plant. The subject of the complaint involves alleged excessive starch emissions that occurred in 1996 and 1997, which were previously disclosed by the Company, and certain other alleged violations relating to the plant. The complaint sought civil penalties, together with private damages. By agreement of the Parties, the Federal Clean Air Act claims have been dismissed with prejudice. Non-binding mediation for the remaining trespass and nuisance claims was tentatively scheduled for February, 2001.

            In December 2000, the plaintiffs filed an amended complaint adding several new plaintiffs, adding claims for emotional distress and outrage, and purporting to re-assert the Clean Air Act Claims on behalf of the new plaintiffs. Penford is currently preparing papers seeking to dismiss the Clean Air Act claims.

Item 2      Changes in Securities
            Not applicable

Item 3      Defaults Upon Senior Securities
            Not applicable

Item 4      Submission of Matters to a Vote of Security Holders
            Not applicable

Item 5      Other Information
            Not applicable

Item 6      Exhibits and Reports on Form 8-K.

    (a)     Exhibits:

            (2.1) Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant's Form 8-K/A dated September 29, 2000)

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

           (10.19) Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 8-K/A dated September 29, 2000)

           (10.20) Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant's Form 8-K/A dated September 29, 2000)

           (10.21) Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant's Form 8-K/A dated September 29, 2000)

           (10.22) Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant's Form 8-K/A dated September 29, 2000)

                 27   Financial Data Schedule

     (b)   Reports on Form 8-K

                      A Form 8-K dated August 29, 2000 was filed reporting under
                      Item 5, Registrant's intention to acquire Starch Australasia Limited from Goodman Fielder Limited on September 29, 2000. Filed as an exhibit was a copy of the press release dated August 29, 2000.

                      A Form 8-K dated September 29, 2000 was filed reporting under Item 2, Registrant's completion of its acquisition of Starch Australasia Limited from Goodman Fielder Limited. Filed as an exhibit was a copy of the press release dated September 29, 2000. In accordance with paragraph 4 of Item 7(a) of Form 8-K, the required financial statements and pro forma financial information were filed by amendment on December 12, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Penford Corporation
                                     ------------------------------------------
                                                   (Registrant)




January 16, 2001                     /s/ Jeffrey T. Cook
----------------                     ------------------------------------------
     Date                            Jeffrey T. Cook
                                     President and
                                     Chief Executive Officer (Principal
                                     Executive Officer)




January 16, 2001                     /s/ Keith T. Fujinaga
----------------                     ------------------------------------------
     Date                            Keith T. Fujinaga
                                     Corporate Director of Finance
                                     (Chief Accounting Officer)