Form 10-Q
period 2001-02-28
PENFORD CORP
filed 2001-04-16
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

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

Registrant’s telephone number, including area code: (425) 462-6000

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2001.

Class	Outstanding

Common stock, par value $1.00	7,486,055

PENFORD CORPORATION AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets February 28, 2001 and August 31, 2000	3

Condensed Consolidated Statements of Operations Three and Six Months Ended February 28, 2001 and February 29, 2000	4

Condensed Consolidated Statements of Cash Flow Six Months Ended February 28, 2001 and February 29, 2000	5

Notes to Condensed Consolidated Financial Statements	6-10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	15

Item 2 - Changes in Securities	15

Item 3 - Defaults Upon Senior Securities	15

Item 4 - Submission of Matters to a Vote of Security Holders	15

Item 5 - Other Information	15

Item 6 - Exhibits and Reports on Form 8-K	16-17

SIGNATURES	18

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	February 28,	August 31,
	2001	2000

ASSETS

Current assets:

Trade accounts receivable	$31,012	$17,530

Inventories:

Raw materials and other	8,796	3,016

Work in progress	529	502

Finished goods	14,916	6,701

	24,241	10,219

Prepaid expenses and other	7,143	5,580

Total current assets	62,396	33,329

Net property, plant and equipment	144,136	114,848

Deferred income taxes	11,414	11,466

Restricted cash value of life insurance	11,763	12,330

Other assets	3,536	3,650

Goodwill, net	18,457	—

Total assets	$251,702	$175,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Bank overdraft, net	$132	$313

Accounts payable	18,938	10,068

Accrued liabilities	6,859	8,305

Current portion of long-term debt	12,816	2,857

Total current liabilities	38,745	21,543

Long-term debt	105,278	47,824

Other postretirement benefits	10,961	10,805

Deferred income taxes	22,283	21,048

Other liabilities	7,944	6,539

Shareholders’ equity:

Common stock	9,449	9,392

Additional paid-in capital	23,734	23,129

Retained earnings	67,616	68,100

Treasury stock	(32,757)	(32,757)

Accumulated other comprehensive income (loss)	(1,551)	—

Total shareholders’ equity	66,491	67,864

Total liabilities and shareholders’ equity	$251,702	$175,623

See accompanying notes to condensed consolidated financial statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

	Three Months		Six Months
	Ended February 28/29		Ended February 28/29

	2001	2000	2001	2000

Sales	$50,709	$38,333	$97,562	$78,886

Cost of sales	41,691	27,128	77,591	56,615

Gross margin	9,018	11,205	19,971	22,271

Operating expenses	5,752	4,474	10,891	9,069

Research and development	1,694	1,295	3,344	2,667

Income from operations	1,572	5,436	5,736	10,535

Interest expense	(2,724)	(1,205)	(5,057)	(2,481)

Income (loss) before taxes	(1,152)	4,231	679	8,054

Income tax expense (benefit)	(358)	1,481	268	2,820

Net income (loss)	$(794)	$2,750	$411	$5,234

Weighted average common shares and equivalents outstanding — diluted	7,458,615	7,770,532	7,651,659	7,740,074

Earnings per common share:

Net income (loss)
Basic	$(0.11)	$0.37	$0.06	$0.71

Diluted	$(0.11)	$0.35	$0.05	$0.68

Dividends declared per common share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	Six Months
	Ended February 28/29

	2001	2000

Operating Activities:

Net income	$411	$5,234

Adjustments to reconcile net income to net cash from operations:

Depreciation and amortization	8,681	6,709

Deferred income taxes	132	(330)

Change in operating assets and liabilities excluding impact of Penford Australia Limited acquisition:

Trade receivables	(3,697)	(1,674)

Inventories	(1,768)	(566)

Accounts payable, prepaids and other	(599)	2,119

Net cash from operating activities	3,160	11,492

Investing Activities:

Additions to property, plant and equipment, net	(7,653)	(8,529)

Acquisition of Penford Australia Limited	(59,113)	—

Other	1,309	513

Net cash used by investing activities	(65,457)	(8,016)

Financing Activities:

Proceeds from revolving line of credit	41,093	30,282

Payments on revolving line of credit	(35,386)	(28,470)

Proceeds from long-term debt	107,510	—

Payments on long-term debt	(50,571)	(3,277)

Exercise of stock options	530	148

Purchase of treasury stock	—	(767)

Payment of dividends	(891)	(747)

Net cash provided (used) by financing activities	62,285	(2,831)

Effect of exchange rate changes on cash and cash equivalents	193	—

Net increase (decrease) in cash and equivalents	181	645

Cash and cash equivalents (bank overdraft) at beginning of period	(313)	15

Cash and cash equivalents (bank overdraft) at end of period	$(132)	$660

See accompanying notes to condensed consolidated financial statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Penford Corporation (“Penford” or the “Company”) is in the business of developing, manufacturing and marketing specialty carbohydrate-based ingredient systems for various applications, including papermaking, textiles and food products. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford’s products provide excellent binding and film-forming characteristics that make customers’ products better through natural, convenient and cost effective solutions. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation’s annual report on Form 10-K for the fiscal year ended August 31, 2000.

3.	Recent Accounting Developments

Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. In the first quarter of fiscal 2001, the Company recorded an immaterial cumulative effect of change in accounting principle to other comprehensive income for derivatives which hedge the variable cash flows of certain forecasted transactions.

4.	Acquisition of Penford Australia Limited

On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.5 million (USD) in cash, plus costs incurred directly related to the acquisition of approximately $4.6 million (USD), including accounting, financing, taxation, legal and other due diligence efforts. Starch Australasia Limited, renamed Penford Australia Limited (“Penford Australia”), is Australia’s sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products.

The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill, which is being amortized over a twenty year period. Five months of Penford Australia’s results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the six months ended February 28, 2001.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Penford Australia, as if the acquisition had occurred on September 1, 2000 and 1999, respectively. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Penford Australia constituted a single entity during such periods (dollars in thousands except per share data).

	Six Months Ended
	February 28/29

	2001	2000

Sales	$104,193	$114,778

Net income	$487	$4,524

Net income per share
Basic	$.07	$.61

Diluted	$.06	$.58

5.	Credit Facilities

On September 29, 2000, the Company obtained interim financing to finance the acquisition of Penford Australia and to replace its existing credit facilities. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000 was replaced by a $120 million bridge loan with a syndicate of banks, consisting of the same three banks responsible for the previous $75 million unsecured credit facility. The new borrowings under the bridge loan totaled $109.5 million.

On November 15, 2000, a new $130 million credit facility was completed with the aforementioned syndicate of banks, including the addition of an Australian bank, which replaced the bridge loan. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford’s assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. The Company has obtained a waiver for noncompliance with certain of the financial covenants this fiscal year.

6.	Comprehensive Income

The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 28/29		February 28/29

	2001	2000	2001	2000

Net income (loss)	$(794)	$2,750	$411	$5,234

Change in unrealized losses on derivative instruments that qualify as cash flow hedges	(190)	—	(1)	—

Foreign currency translation adjustments	573	—	(1,550)	—

Comprehensive income (loss)	$(411)	$2,750	$(1,140)	$5,234

The foreign currency translation adjustment reflects the translation of the Company’s investment in its Australian operations to U.S. dollars from Australian dollars. The foreign currency exchange rates as of September 29, 2000 (date of acquisition), November 30, 2000, and February 28, 2001 were $0.542, $0.521, and $0.526 U.S. dollars to the Australian dollar, respectively.

7.	Segment Reporting

The Company operates in one business segment: developing, manufacturing, and marketing specialty carbohydrate-based ingredient systems for various applications.

Information about the Company’s operations by geographic area, including its operations in North America and its recently acquired business in Australia and New Zealand, follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	February 28/29		February 28/29

	2001	2000	2001	2000

Sales

- North America	$37,034	$38,333	$74,443	$78,886

- Australia/New Zealand	13,675	—	23,119	—

	$50,709	$38,333	$97,562	$78,886

Net Income (Loss)

- North America	$(704)	$2,750	$89	$5,234

- Australia/New Zealand	(90)	—	322	—

	$(794)	$2,750	$411	$5,234

	February 28,	August 31,
	2001	2000

Total Assets

- North America	$182,070	$175,623

- Australia/New Zealand	69,632	—

	$251,702	$175,623

8.	Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	February 28/29		February 28/29

	2001	2000	2001	2000

Net income (loss)	$(794)	$2,750	$411	$5,234

Weighted average common shares outstanding	7,458,615	7,417,890	7,446,331	7,421,301

Net effect of dilutive stock options	—	352,642	205,328	318,773

Weighted average common shares outstanding assuming dilution	7,458,615	7,770,532	7,651,659	7,740,074

Earnings (loss) per common share:

Net income
Basic	$(0.11)	$0.37	$0.06	$0.71

Diluted	$(0.11)	$0.35	$0.05	$0.68

Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.

Due to the loss quarter ended February 28, 2001, common stock equivalent shares of 184,099 were anti-dilutive, and therefore, not included in the weighted average common shares outstanding calculation.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales increased to $50.7 million from $38.3 million, or 32.3%, in the second quarter of fiscal 2001 compared to the same prior year period. Sales for the first six months of fiscal 2001 increased to $97.6 from $78.9, or 23.7%, versus last year’s same six-month period. The increases in sales for the quarter and six-month period were primarily due to the acquisition of Penford Australia and higher sales volume of the Company’s specialty starch-based ingredient systems for the food industry. However, lower sales volumes for paper customers due to a softened demand in the North American paper industry, as well as competitive pricing pressures, suppressed overall sales growth.

Sales revenue of specialty potato-based food starches increased 12.9% in the second quarter of fiscal 2001 ending February 28, 2001 over the same period a year ago. The increase over last year’s strong quarter was primarily due to solid performance in both coating and processed meat applications.

Gross margin decreased to $9.0 million, or 17.8% of sales, in the second quarter, from $11.2 million, or 29.2% of sales, in the corresponding prior year period. The decline in gross margin was caused by higher natural gas costs in North America, which significantly impacted manufacturing costs, offset by an increased demand for higher margin specialty food ingredients. For these same reasons, gross margin for the six months ended February 28, 2001 decreased to $20.0 million, or 20.5% of sales, from $22.3 million, or 28.2% of sales, for the same six-month period in the prior year. The higher year-to-date versus quarterly gross margin percentage is primarily attributed to energy costs, which peaked during the second quarter.

Operating expenses in the second quarter of $5.8 million were approximately $1.3 million higher compared to the same quarter in the prior year. For the six months ended February 28, 2001, operating expense rose to $10.9 million from $9.1 million, or 20.1%. Research and development expenses increased in the second quarter and first six months of fiscal 2001 to $1.7 million and $3.3 million, respectively, representing increases of 30.8% and 25.4% from the corresponding periods in the prior year. The increases in operating and research and development expenses are primarily due to the inclusion of Penford Australia in the Company’s overall results.

Net interest expense for the second quarter and first six months of fiscal 2001 was $2.7 million and $5.1 million, respectively, compared to $1.2 million and $2.5 million, respectively, in the corresponding periods in the prior year. The increases are attributed to higher debt balances as a result of the acquisition of Penford Australia.

The effective tax rate for the second quarter and first six months of fiscal 2001, varied from the Federal statutory rates due to the effect of state and foreign tax.

Net loss for the quarter ended February 28, 2001 was $0.8 million, or $0.11 per share, versus net income of $2.8 million, or $0.35 per share, in the second quarter of last year. In the first six months of fiscal 2001, Penford earned $0.4 million, or $0.05 per share, compared to net income of $5.2 million, or $0.68 per share, for the corresponding period a year ago.

Due to operating results that were less than projected, the Company did not meet certain of the financial covenants of its credit agreement for which it has obtained a waiver. Further, the Company is in the process of renegotiating and expects to amend its credit agreement to adjust covenant levels to reflect its current operating environment. In exchange for this amendment to its credit agreement, the Company expects to pay a higher margin over base interest rates and increased fees. However, given the current decline in overall market interest rates, the Company does not expect a significant increase in interest expense for fiscal year ending August 31, 2001.

Liquidity and Capital Resources

In connection with the completion of the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing for replacing its credit facilities. The interim financing was replaced by a new $130 million credit facility completed on November 15, 2000, with a syndicate of banks. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. At February 28, 2001, there was $112.2 million outstanding under the facilities. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford’s assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. The Company has obtained a waiver of the requirements for the leverage and interest coverage ratios through February 28, 2001. The next date on which compliance with the coverage ratios will be measured is May 31, 2001. The Company is in the process of renegotiating and expects to obtain before May 31, 2001, an amendment to its credit agreement to adjust these covenant levels to reflect its current operating environment.

At February 28, 2001, Penford had working capital of $23.7 million and $47.0 million outstanding under the $65 million revolving lines of credit. The Company also has a $5 million uncommitted line of credit under which there was $3.1 million outstanding. The Company used its debt proceeds and operating cash flow to finance the purchase of Penford Australia and other capital expenditures during the first six months of fiscal 2001.

Cash flow from operations for the six months ended February 28, 2001 was $3.2 million compared to $11.5 million in the corresponding period of the prior year. The decrease in operating cash flow is mainly due to the lower earnings experienced during the current fiscal year.

Additions to property, plant and equipment during the six months ended February 28, 2001 were $7.7 million. Second quarter additions of $4.6 million were primarily for various improvements at the Company’s industrial facility in Cedar Rapids, Iowa and equipment additions and improvements at all of the Company’s food-grade manufacturing facilities.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. Repurchases under the program to date have totaled 281,300 shares for $4.3 million, although the Company has not purchased any of its common stock during the first six months of fiscal 2001.

Forward-looking Statements

This report contains forward-looking statements concerning the performance and results of the Company. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on the estimates and opinions of management on the date the statements are made. The Company assumes no obligation to update any forward-looking statements if circumstances or management’s estimates or opinions should change.

Additional information which could affect the Company’s financial results is included in the Company’s 2000 Annual Report to Shareholders and its Form 10-K for the fiscal year ended August 31, 2000 on file with the Securities and Exchange Commission.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments and Positions

The market risk associated with the Company’s market risk sensitive instruments is the potential loss from adverse changes in interest rates, foreign currency exchange rates, and commodities prices.

The Company is unaware of any material changes to the market risk disclosures referred to in the Company’s Report on Form 10-K for the year ended August 31, 2000, other than the increase in the amount of borrowings undertaken principally to finance the acquisition of Penford Australia.

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho, alleging various violations of the Federal Clean Air Act, as well as claims for trespass and nuisance by alleged emissions from Penford’s Idaho Falls starch processing plant. The subject of the complaint involves alleged excessive starch emissions that occurred in 1996 and 1997, which were previously disclosed by the Company, and certain other alleged violations relating to the plant. The complaint sought civil penalties, together with private damages. By agreement of the Parties, the Federal Clean Air Act claims were dismissed with prejudice.

In December 2000, the plaintiffs filed an amended complaint adding several new plaintiffs, adding claims for emotional distress and outrage, and purporting to re-assert the Clean Air Act Claims on behalf of the new plaintiffs. Penford’s motion to dismiss the Clean Air Act claims is set for hearing in April 2001. Penford continues its efforts to resolve the state law claims by negotiation.

Item 2	Changes in Securities

Not applicable

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of Penford Corporation was held on January 30, 2001.

(b)	The following directors were elected to serve a term of three years: Jeffrey T. Cook and Sally G. Narodick. The board is comprised of those elected this year and the following directors completing their terms: John C. Hunter III, William G. Parzybok, Jr., Paul H. Hatfield, Richard T. Crowder, and James E. Warjone.

(c)	The following matters were voted upon at the meeting: 1. For the election of directors:

		%of		%of
	For	Voted	Withheld	Voted

Jeffrey T. Cook	5,621,530	94.62%	319,756	5.38%

Sally G. Narodick	5,810,660	97.80%	130,626	2.20%

(d)	Not applicable

Item 5	Other Information

Not applicable

Item 6	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(2.1)	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(3.1)	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1995)

(3.2)	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(3.3)	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(4.1)	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s Amendment to Registration Statement on Form 8-A/A dated May 5, 1997)

(10.1)	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)

(10.2)	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)

(10.3)	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)

(10.4)	Change of Control Agreements between Penford Corporation and Messrs. Cook, Horn, Keeley, and Kunerth (a representative copy of these agreements is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1995)

(10.5)	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1993)

(10.6)	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)

(10.7)	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 1996)

(10.8)	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.9)	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.10)	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.11)	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.12)	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.13)	Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.14)	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.15)	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(b)	Reports on Form 8-K

A Form 8-K dated January 18, 2001 was filed reporting under Item 5, Registrant’s intention to form a joint venture with Cargill combining their industrial starch businesses in North America. Filed as an exhibit was a copy of the press release dated January 17, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation (Registrant)

April 16, 2001 Date	/s/ Jacqueline L. Davidson Jacqueline L. Davidson Vice President of Finance (Chief Accounting Officer)