Form 10-Q/A
period 2000-11-30
PENFORD CORP
filed 2001-06-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                     AMENDMENT NO. 1 TO THE QUARTERLY REPORT

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
                                                                 --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets                                3
         November 30, 2000 (restated) and August 31, 2000

Condensed Consolidated Statements of Income                          4
         Three Months Ended November 30, 2000 (restated)
         and November 30, 1999

Condensed Consolidated Statements of Cash Flow                       5
         Three Months Ended November 30, 2000 (restated)
         and November 30, 1999

Notes to Condensed Consolidated Financial Statements                6-12

Item 2 - Management's Discussion and Analysis of                   13-16
         Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures                   17
         About Market Risk


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          18

Item 2 - Changes in Securities                                      18

Item 3 - Defaults Upon Senior Securities                            18

Item 4 - Submission of Matters to a Vote of Security Holders        18

Item 5 - Other Information                                          18

Item 6 - Exhibits and Reports on Form 8-K                          18-21

SIGNATURES                                                          22

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    November 30, 2000
                                                      (as restated -
                                                        See Note 9)   August 31, 2000
                                                    ----------------- ---------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                          $      37       $      --
      Trade accounts receivable                             29,052          17,530
      Inventories:
         Raw materials and other                            10,182           3,016
         Work in progress                                      420             502
         Finished goods                                     13,108           6,701
                                                         ---------       ---------
                                                            23,710          10,219
      Prepaid expenses and other                             7,089           5,580
                                                         ---------       ---------
         Total current assets                               59,888          33,329

Net property, plant and equipment                          143,397         114,848
Deferred income taxes                                       11,467          11,466
Restricted cash value of life insurance                     12,449          12,330
Other assets                                                 5,504           3,650
Goodwill, net                                               15,356              --
                                                         ---------       ---------

         Total assets                                    $ 248,061       $ 175,623
                                                         =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current
liabilities:
      Bank overdraft, net                                $      --       $     313
      Accounts payable                                      16,673          10,068
      Accrued liabilities                                    7,241           8,305
      Current portion of long-term debt                     10,925           2,857
                                                         ---------       ---------
         Total current liabilities                          34,839          21,543

Long-term debt                                             105,672          47,824
Other postretirement benefits                               10,867          10,805
Deferred income taxes                                       22,438          21,048
Other liabilities                                            7,970           6,539

Shareholders' equity:
      Common stock                                           9,435           9,392
      Additional paid-in capital                            23,630          23,129
      Retained earnings                                     67,901          68,100
      Treasury stock                                       (32,757)        (32,757)
      Accumulated other comprehensive income (loss)         (1,934)             --
                                                         ---------       ---------

         Total shareholders' equity                         66,275          67,864
                                                         ---------       ---------

         Total liabilities and shareholders' equity      $ 248,061       $ 175,623
                                                         =========       =========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands except per share data)

                                            Three Months Ended November 30
                                            ------------------------------
                                                 2000
                                           (as restated -
                                             See Note 9)           1999
                                           --------------      -----------
Sales                                        $    46,853       $    40,553

Cost of sales                                     35,900            29,487
                                             -----------       -----------

    Gross margin                                  10,953            11,066

Operating expenses                                 5,113             4,595
Research and development                           1,650             1,372
                                             -----------       -----------

    Income from operations                         4,190             5,099

Interest expense                                  (2,491)           (1,276)
                                             -----------       -----------

    Income before taxes and
        extraordinary item                         1,699             3,823

Income taxes                                         563             1,338
                                             -----------       -----------

Income before extraordinary item                   1,136             2,485

Extraordinary loss on early
    extinguishment of debt, net of
    applicable income taxes of $478                 (888)               --
                                             -----------       -----------

Net income                                   $       248       $     2,485
                                             ===========       ===========

Weighted average common shares and
    equivalents outstanding, assuming
    dilution                                   7,660,604         7,709,616

Earnings per common share:
       Income before extraordinary item      $      0.15       $      0.33
                                             ===========       ===========
       Extraordinary loss                    $     (0.12)      $        --
                                             ===========       ===========
       Net income                            $      0.03       $      0.33
                                             ===========       ===========

Earnings per share, assuming dilution:
       Income before extraordinary item      $      0.15       $      0.32
                                             ===========       ===========
       Extraordinary item                    $     (0.12)      $        --
                                             ===========       ===========
       Net income                            $      0.03       $      0.32
                                             ===========       ===========

Dividends declared per common share          $      0.06       $      0.05
                                             ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)

                                                                                   Three Months Ended November 30
                                                                                   ------------------------------
                                                                                       2000
                                                                                   (as restated -
                                                                                     See Note 9)           1999
                                                                                   --------------       ---------
Operating Activities:
   Net Income                                                                         $     248         $   2,485
   Adjustments to reconcile net income
      to net cash from operations:
         Loss on early extinguishment of debt                                               888                --
         Depreciation                                                                     4,272             3,311
         Deferred income taxes                                                              237              (141)
         Change in operating assets and liabilities excluding impact of Penford
            Australia Limited acquisition:
            Trade receivables                                                            (1,948)           (2,521)
            Inventories                                                                  (1,081)               12
            Accounts payable, prepaids and other                                           (903)            1,310
                                                                                      ---------         ---------

   Net cash from operating activities                                                     1,713             4,456

Investing Activities:
   Additions to property, plant and equipment, net                                       (3,053)           (3,741)
   Acquisition of Penford Australia Limited                                             (55,886)               --
   Other                                                                                    306               481
                                                                                      ---------         ---------
   Net cash used by investing activities                                                (58,633)           (3,260)

Financing Activities:
   Proceeds from revolving line of credit                                                23,163            13,795
   Payments on revolving line of credit                                                 (17,806)          (11,435)
   Proceeds from long-term debt                                                         104,648                --
   Payments on long-term debt                                                           (50,571)           (3,067)
   Payment of fees for early extinguishment of debt                                      (1,366)               --
   Exercise of stock options                                                                474                30
   Purchase of treasury stock                                                                --              (209)
   Payment of dividends                                                                    (891)             (369)
                                                                                      ---------         ---------
   Net cash provided (used) by financing activities                                      57,651            (1,255)

   Effect of exchange rate changes on cash and cash equivalents                            (381)               --
                                                                                      ---------         ---------

   Net increase (decrease) in cash and equivalents                                          350               (59)
   Cash and cash equivalents (bank overdraft) at beginning of period                       (313)               15
                                                                                      ---------         ---------

   Cash and cash equivalents (bank overdraft) at end of period                        $      37         $     (44)
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

3.    RECENT ACCOUNTING DEVELOPMENTS

      Effective September 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. As a result of this adoption, the Company recorded in the first quarter of fiscal 2001 the cumulative effect of change in accounting principle to other comprehensive income of $0.3 million ($0.2 million after-tax) for derivatives which hedge the variable cash flows of certain forecasted transactions. The fair value of these derivative instruments was previously classified in inventory.

4.    ACQUISITION OF PENFORD AUSTRALIA LIMITED

      On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.2 million
      (USD) in cash, plus costs incurred directly related to the acquisition of approximately $1.7 million (USD), including accounting, financial consulting, taxation, legal and other due diligence efforts. Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat related products.

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

                                                        Three Months Ended
                                                            November 30
                                                     ------------------------
                                                       2000            1999
                                                     --------        --------
      Sales                                          $ 53,484        $ 59,671

      Net income                                     $  1,281        $  2,607

      Net income per share
         Basic                                       $    .17        $    .35
                                                     ========        ========
         Diluted                                     $    .17        $    .34
                                                     ========        ========

5.    FINANCING ACTIVITIES

      On September 29, 2000, the Company obtained interim financing to finance the acquisition of Penford Australia and to replace its existing credit facilities. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000, was replaced by a $120 million bridge loan with a syndicate of banks, consisting of the same three banks responsible for the previous $75 million unsecured credit facility. Borrowings under the bridge loan facility totaled $109.5 million.

      Of the previously existing facilities replaced by the bridge loan facility, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which has been presented as an extraordinary item, net of the related tax benefit of $478,000.

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

6.    COMPREHENSIVE INCOME

      SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components in the financial statements. The components of comprehensive income (loss) for the three months ended November 30, 2000 and 1999 are as follows (Dollars in thousands):

                                                        Three Months Ended
                                                            November 30
                                                    --------------------------
                                                        2000
                                                    (as restated)        1999
                                                    -------------      -------
      Net income                                       $   248         $ 2,485

      Cumulative effect of change in accounting
         principle - FAS 133 (Note 3)                      189              --

      Foreign currency translation adjustments          (2,123)             --
                                                       -------         -------

      Comprehensive income (loss)                      $(1,686)        $ 2,485
                                                       =======         =======

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

      Information about the Company's operations by geographic area, including its operations in North America and its recently acquired business in Australia and New Zealand, follows (Dollars in thousands):

                                                         Three Months Ended
                                                             November 30
                                                     -------------------------
                                                        2000
                                                     (as restated)      1999
                                                     -------------    --------
      Sales
         - North America                                $ 37,409      $ 40,553
         - Australia/New Zealand                           9,444            --
                                                        --------      --------
                                                        $ 46,853      $ 40,553
                                                        ========      ========

      Income before extraordinary item
         - North America                                $    793      $  2,485
         - Australia/New Zealand                             343            --
                                                        --------      --------
                                                        $  1,136      $  2,485
                                                        ========      ========

                                                      November 30,
                                                         2000        August 31,
                                                     (as restated)      2000
                                                     -------------   ----------
        Total Assets
          - North America                               $177,901      $175,623
          - Australia/New Zealand                         70,160            --
                                                        --------      --------
                                                        $248,061      $175,623
                                                        ========      ========

8.    EARNINGS PER COMMON SHARE

      The following table presents the computation of basic and diluted earnings per share (Dollars in thousands except per share data):

                                                          Three Months Ended
                                                              November 30
                                                      --------------------------
                                                         2000            1999
                                                      ----------      ----------
Income before extraordinary item                      $    1,136      $    2,485
                                                      ==========      ==========

Weighted average common shares outstanding             7,434,047       7,424,711

Net effect of dilutive stock options                     226,557         284,905
                                                      ----------      ----------

Weighted average common shares outstanding,
   assuming dilution                                   7,660,604       7,709,616
                                                      ==========      ==========

      Earnings per common share                       $     0.15      $     0.33
                                                      ==========      ==========

      Earnings per common share, assuming dilution    $     0.15      $     0.32
                                                      ==========      ==========

      Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.

9.    RESTATEMENT

      Upon further analysis of the costs incurred at the acquisition of Penford Australia, company management has reclassified the expenses related to financing as loan origination fees and the cost of early extinguishment of debt. The financial statements for the three months ended November 30, 2000 have been restated to reflect these changes. The restatement does not affect previously reported net cash flow for the period. The material effects of this restatement on previously reported consolidated financials are as follows (amounts in thousands except per share data):

                                                       Three Months Ended
                                                        November 30, 2000
                                                    ------------------------
                                                    As previously
                                                      reported      Restated
                                                    -------------   --------
      Statement of Operations:

      Extraordinary loss on early extinguishment
         of debt, net of applicable income taxes
         of $478                                      $     --      $   (888)

      Net income                                         1,205           248

      Earnings per common share                           0.16          0.03

      Extraordinary loss per common share                   --         (0.12)

                                                        November 30, 2000
                                                    ------------------------
                                                    As previously
                                                      reported      Restated
                                                    -------------   --------
      Balance Sheet:

      Goodwill, net                                   $ 18,557      $ 15,356

      Other assets (includes deferred loan fees)         3,801         5,504

      Accrued liabilities (includes income taxes
         payable)                                        7,782         7,241

      Retained earnings                                 68,858        67,901

Item 2                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT ACQUISITION

On September 29, 2000, Penford Corporation completed its acquisition of Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), from Goodman Fielder Limited for $54.2 million (USD) in cash, plus costs of $1.7 million directly related to the acquisition. Two months of Penford Australia's results of operations are included in the Company's condensed consolidated financial statements for the quarter ended November 30, 2000.

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

Operating expenses in the first quarter of $5.1 million were approximately $518,000 higher compared to the same quarter in the prior year. Research and development expenses increased $278,000 in the three months ended November 30, 2000 over the same period a year ago. The increases in operating and research and development expenses are primarily due to the inclusion of Penford Australia in the Company's overall results.

Net interest expense was $2.5 million for the three months ended November 30, 2000 compared to $1.3 million in the same period in fiscal 2000. The increase is attributed to higher debt balances as a result of the acquisition of Penford Australia.

The effective tax rate on income before extraordinary items for the first quarter of fiscal 2001 and 2000 was 33.1% and 35.0%, respectively. The slightly lower effective tax rate in the current fiscal year reflects Australia's current statutory tax rate of 34%, decreasing to 30% in July 2001.

Income before extraordinary item was $1.1 million, or $0.15 per common share, assuming dilution for the three months ended November 30, 2000, compared to net income of $2.5 million, or $0.32 per common share, assuming dilution for the corresponding period a year ago.

During the first quarter of fiscal 2001, the Company prepaid its private placement debt facilities in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The prepayment of the private placements required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit of $478,000.


LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing to replace its existing credit facilities and to fund the acquisition. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000, was replaced by a $120 million bridge loan with a syndicate of banks, consisting of the same three banks responsible for the previous $75 million unsecured credit facility.

Borrowings under this interim bridge loan facility totaled $109.5 million. Of the previous existing credit facilities replaced by this interim financing, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which was paid on September 29, 2000.

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

At November 30, 2000, Penford had working capital of $25.0 million and $46.5 million outstanding under the $65 million revolving line of credit. The Company also has a $5 million uncommitted line of credit under which there was $1.3 million outstanding. In the first quarter of fiscal 2001, the Company used its debt proceeds and operating cash flow to finance the purchase of Penford Australia and other capital expenditures.

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

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share. During the quarter ended November 30, 2000, the Company made payments for two quarterly dividends due to timing of the distributions.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. Repurchases under the program to date have totaled 281,300 shares for $4.3 million, although the Company has not purchased any of its common stock during the first quarter of fiscal 2001.


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



                                                    Penford Corporation
                                          -------------------------------------
                                                        (Registrant)



June 13, 2001                             /s/ Jeffrey T. Cook
-------------                             -------------------------------------
     Date                                 Jeffrey T. Cook
                                          President and
                                          Chief Executive Officer (Principal
                                          Executive Officer)



June 13, 2001                             /s/ Jacqueline L. Davidson
-------------                             -------------------------------------
     Date                                 Jacqueline L. Davidson
                                          Vice President, Finance
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX

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