Form 10-Q/A
period 2001-02-28
PENFORD CORP
filed 2001-06-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                     AMENDMENT NO.1 TO THE QUARTERLY REPORT


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

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 2001.

             Class                                        Outstanding
             -----                                        -----------

   Common stock, par value $1.00                           7,486,055

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                 Page No.
                                                                 --------
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
         February 28, 2001 (restated) and August 31, 2000             3

Condensed Consolidated Statements of Operations
         Three and Six Months Ended February 28, 2001
         (restated) and February 29, 2000                             4

Condensed Consolidated Statements of Cash Flow
         Six Months Ended February 28, 2001 (restated) and
         February 29, 2000                                            5

Notes to Condensed Consolidated Financial Statements                6-11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations             12-14

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                          15


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                          16

Item 2 - Changes in Securities                                      16

Item 3 - Defaults Upon Senior Securities                            16

Item 4 - Submission of Matters to a Vote of Security Holders        16

Item 5 - Other Information                                          16

Item 6 - Exhibits and Reports on Form 8-K                          17-18

SIGNATURES                                                          19

                         PART I - FINANCIAL INFORMATION

Item 1         Financial Statements


                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                           February 28, 2001
                                                             (as restated -     August 31,
                                                               See Note 9)        2000
                                                           -----------------    ---------
                                     ASSETS
Current assets:
        Trade accounts receivable                               $  31,012       $  17,530
        Inventories:
           Raw materials and other                                  8,796           3,016
           Work in progress                                           529             502
           Finished goods                                          14,916           6,701
                                                                ---------       ---------
                                                                   24,241          10,219
        Prepaid expenses and other                                  7,143           5,580
                                                                ---------       ---------
           Total current assets                                    62,396          33,329

Net property, plant and equipment                                 144,136         114,848
Deferred income taxes                                              11,414          11,466
Restricted cash value of life insurance                            11,763          12,330
Other assets                                                        5,125           3,650
Goodwill, net                                                      15,297              --
                                                                ---------       ---------

           Total assets                                         $ 250,131       $ 175,623
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Bank overdraft, net                                     $     132       $     313
        Accounts payable                                           18,938          10,068
        Accrued liabilities                                         6,283           8,305
        Current portion of long-term debt                          12,816           2,857
                                                                ---------       ---------
           Total current liabilities                               38,169          21,543

Long-term debt                                                    105,278          47,824
Other postretirement benefits                                      10,961          10,805
Deferred income taxes                                              22,283          21,048
Other liabilities                                                   7,944           6,539

Shareholders' equity:
        Common stock                                                9,449           9,392
        Additional paid-in capital                                 23,734          23,129
        Retained earnings                                          66,621          68,100
        Treasury stock                                            (32,757)        (32,757)
        Accumulated other comprehensive income (loss)              (1,551)             --
                                                                ---------       ---------

                Total shareholders' equity                         65,496          67,864
                                                                ---------       ---------

                Total liabilities and shareholders' equity      $ 250,131       $ 175,623
                                                                =========       =========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)


                                                          Three Months                    Six Months
                                                      Ended February 28/29            Ended February 28/29
                                                  -----------------------------   -----------------------------
                                                       2001                            2001
                                                  (as restated -                  (as restated -
                                                    See Note 9)         2000        See Note 9)        2000
                                                  --------------    -----------   --------------    -----------
Sales                                               $    50,709     $    38,333     $    97,562     $    78,886
Cost of sales                                            41,691          27,128          77,591          56,615
                                                    -----------     -----------     -----------     -----------
    Gross margin                                          9,018          11,205          19,971          22,271
Operating expenses                                        5,711           4,474          10,824           9,069
Research and development                                  1,694           1,295           3,344           2,667
                                                    -----------     -----------     -----------     -----------
    Income from operations                                1,613           5,436           5,803          10,535
Interest expense                                         (2,838)         (1,205)         (5,329)         (2,481)
                                                    -----------     -----------     -----------     -----------
    Income (loss) before taxes and
        extraordinary item                               (1,225)          4,231             474           8,054
Income tax expense (benefit)                               (393)          1,481             170           2,820
                                                    -----------     -----------     -----------     -----------
    Income (loss) before extraordinary item                (832)          2,750             304           5,234

    Extraordinary loss on early extinguishment
        of debt, net of applicable income
        taxes of $478                                        --              --            (888)             --
                                                    -----------     -----------     -----------     -----------

Net income (loss)                                   $      (832)    $     2,750     $      (584)    $     5,234
                                                    ===========     ===========     ===========     ===========


Weighted average common shares and equivalents
    outstanding, assuming dilution                    7,458,615       7,770,532       7,651,659       7,740,074

Earnings per common share:
    Income (loss) before extraordinary item         $     (0.11)    $      0.37     $      0.04     $      0.71
                                                    ===========     ===========     ===========     ===========
    Extraordinary loss                              $        --     $        --     $     (0.12)    $        --
                                                    ============    ===========     ===========     ===========
    Net income                                      $     (0.11)    $      0.37     $     (0.08)    $      0.71
                                                    ===========     ===========     ===========     ===========

Earnings per common share, assuming dilution:
    Income (loss) before extraordinary item         $     (0.11)    $      0.35     $      0.04     $      0.68
                                                    ===========     ===========     ===========     ===========
    Extraordinary loss                              $        --     $        --     $     (0.12)    $        --
                                                    ===========     ===========     ===========     ===========
    Net income                                      $     (0.11)    $      0.35     $     (0.08)    $      0.68
                                                    ===========     ===========     ===========     ===========

Dividends declared per common share                 $      0.06     $      0.05     $      0.12     $      0.10
                                                    ===========     ===========     ===========     ===========


See accompanying notes to condensed consolidated financial statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)


                                                                               Six Months
                                                                          Ended February 28/29
                                                                       ---------------------------
                                                                            2001
                                                                       (as restated -
                                                                         See Note 9)        2000
                                                                       --------------     --------
Operating Activities:
        Net income                                                        $    (584)      $  5,234
        Adjustments to reconcile net income
          to net cash from operations:
             Loss on early extinguishment of debt                               888             --
             Depreciation and amortization                                    8,886          6,709
             Deferred income taxes                                              132           (330)
             Change in operating assets and liabilities excluding
             impact of Penford Australia Limited acquisition:
                Trade receivables                                            (3,697)        (1,674)
                Inventories                                                  (1,768)          (566)
                Accounts payable, prepaids and other                           (697)         2,119
                                                                          ---------       --------
        Net cash from operating activities                                    3,160         11,492
Investing Activities:
        Additions to property, plant and equipment, net                      (7,653)        (8,529)
        Acquisition of Penford Australia Limited                            (55,886)            --
        Other                                                                 1,309            513
                                                                          ---------       --------

        Net cash used by investing activities                               (62,230)        (8,016)

Financing Activities:
        Proceeds from revolving line of credit                               41,093         30,282
        Payments on revolving line of credit                                (35,386)       (28,470)
        Proceeds from long-term debt                                        105,649             --
        Payments on long-term debt                                          (50,571)        (3,277)
        Payment of fees for early extinguishment of debt                     (1,366)            --
        Exercise of stock options                                               530            148
        Purchase of treasury stock                                               --           (767)
        Payment of dividends                                                   (891)          (747)
                                                                          ---------       --------

        Net cash provided (used) by financing activities                     59,058         (2,831)
                                                                          ---------       --------
        Effect of exchange rate changes on cash and cash equivalents            193             --
                                                                          ---------       --------
        Net increase (decrease) in cash and equivalents                         181            645
        Cash and cash equivalents (bank overdraft) at
          beginning of period                                                  (313)            15
                                                                          ---------       --------
        Cash and cash equivalents (bank overdraft) at
          end of period                                                   $    (132)      $    660
                                                                          =========       ========


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

        The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill, which is being amortized over a twenty year period. Five months of Penford Australia's results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the six months ended February 28, 2001.

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

                                                Six Months Ended
                                                 February 28/29
                                          ----------------------------
                                             2001               2000
                                          ---------          ---------
        Sales                             $ 104,193          $ 114,778

        Net income                        $     487          $   4,524

        Net income per share
           Basic                          $     .07          $     .61
                                          =========          =========
           Diluted                        $     .06          $     .58
                                          =========          =========

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

        Of the facilities replaced by the bridge loan facility, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which has been presented as an extraordinary item, net of the related tax benefit of $478,000.

        On November 15, 2000, a new $130 million credit facility was completed with the aforementioned syndicate of banks, including the addition of an Australian bank, which replaced the bridge loan. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. The Company has obtained a waiver for noncompliance with certain of the financial covenants this fiscal year.

6.      COMPREHENSIVE INCOME

        The components of comprehensive income (loss) are as follows (dollars in thousands):

                                                          Three Months Ended          Six Months Ended
                                                             February 28/29            February 28/29
                                                        -----------------------   -----------------------
                                                             2001                      2001
                                                        (as restated)     2000    (as restated)     2000
                                                        -------------    ------   -------------    ------
        Net income (loss)                                    $(832)      $2,750      $  (584)      $5,234

        Change in unrealized losses on derivative
           instruments that qualify as cash flow hedges       (190)          --           (1)          --

        Foreign currency translation adjustments               573           --       (1,550)          --
                                                             -----       ------      -------       ------

        Comprehensive income (loss)                          $(449)      $2,750      $(2,135)      $5,234
                                                             =====       ======      =======       ======

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

        Information about the Company's operations by geographic area, including its operations in North America and its recently acquired business in Australia and New Zealand, follows (dollars in thousands):

                                                     Three Months Ended          Six Months Ended
                                                       February 28/29             February 28/29
                                                  -------------------------  ------------------------
                                                       2001                       2001
                                                  (as restated)       2000   (as restated)     2000
                                                  -------------     -------  -------------    -------
        Sales
          - North America                            $ 37,034       $38,333      $74,443      $78,886
          - Australia/New Zealand                      13,675            --       23,119           --
                                                     --------       -------      -------      -------
                                                     $ 50,709       $38,333      $97,562      $78,886
                                                     ========       =======      =======      =======
        Income (loss) before extraordinary item
          - North America                            $   (704)      $ 2,750      $    89      $ 5,234
          - Australia/New Zealand                        (128)           --          215           --
                                                     --------       -------      -------      -------
                                                     $   (832)      $ 2,750      $   304      $ 5,234
                                                     ========       =======      =======      =======


                                           February 28, 2001
                                             (as restated)   August 31, 2000
                                           ----------------- ---------------
        Total Assets
          - North America                       $182,070        $175,623
          - Australia/New Zealand                 68,061              --
                                                --------        --------
                                                $250,131        $175,623
                                                ========        ========

8.      EARNINGS (LOSS) PER COMMON SHARE

        The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                  Three Months Ended             Six Months Ended
                                                    February 28/29                February 28/29
                                            ----------------------------    ------------------------
                                                 2001            2000          2001          2000
                                            -------------     ----------    ----------    ----------
        Income (loss) before
          extraordinary item                $        (832)    $    2,750    $      304    $    5,234
                                            =============     ==========    ==========    ==========

        Weighted average common
          shares outstanding                    7,458,615      7,417,890     7,446,331     7,421,301

        Net effect of dilutive
          stock options                                --        352,642       205,328       318,773
                                            -------------     ----------    ----------    ----------

        Weighted average common shares
          outstanding, assuming dilution        7,458,615      7,770,532     7,651,659     7,740,074
                                            =============     ==========    ==========    ==========

          Earnings per common share         $       (0.11)    $     0.37    $     0.04    $     0.71
                                            =============     ==========    ==========    ==========
          Earnings per common share,
             assuming dilution              $       (0.11)    $     0.35    $     0.04    $     0.68
                                            =============     ==========    ==========    ==========


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

9.      RESTATEMENT

        Upon further analysis of the costs incurred at the acquisition of Penford Australia, company management has reclassified the expenses related to financing as loan origination fees and the cost of early extinguishment of debt. The financial statements for the three and six months ended February 28, 2001 have been restated to reflect these changes. The restatement does not affect previously reported net cash flows for the periods. The material effects of this restatement on previously reported consolidated financials are as follows (amounts in thousands except per share data):

                                                    Three months ended       Six Months Ended
                                                     February 28, 2001       February 28, 2001
                                                  ----------------------- ----------------------
                                                  As previously           As previously
                                                     reported    Restated    reported   Restated
                                                  -------------  -------- ------------- --------
        Statement of Operations:

        Extraordinary loss on early extinguishment
           of debt, net of applicable income
           taxes of $478                              $    --     $    --     $    --    $  (888)

        Net income (loss)                                (794)       (832)        411       (584)

        Earnings per common share                     $ (0.11)    $ (0.11)    $  0.05    $ (0.08)

        Extraordinary loss per common share                --          --          --      (0.12)


                                                                    February 28, 2001
                                                                 ----------------------
                                                                 As previously
                                                                    reported   Restated
                                                                 ------------- --------
        Balance Sheet:

        Goodwill, net                                                $18,457    $15,297

        Other assets (includes deferred loan fees)                     3,536      5,125

        Accrued liabilities (includes income taxes payable)            6,859      6,283

        Retained earnings                                             67,616     66,621

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased to $50.7 million from $38.3 million, or 32.3%, in the second quarter of fiscal 2001 compared to the same prior year period. Sales for the first six months of fiscal 2001 increased to $97.6 from $78.9, or 23.7%, versus last year's same six-month period. The increases in sales for the quarter and six-month period were primarily due to the acquisition of Penford Australia and higher sales volume of the Company's specialty starch-based ingredient systems for the food industry. However, lower sales volumes for paper customers due to a softened demand in the North American paper industry, as well as competitive pricing pressures, suppressed overall sales growth.

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

Operating expenses in the second quarter of $5.7 million were approximately $1.2 million higher compared to the same quarter in the prior year. For the six months ended February 28, 2001, operating expenses rose to $10.8 million from $9.1 million, or 19.4%. Research and development expenses increased in the second quarter and first six months of fiscal 2001 to $1.7 million and $3.3 million, respectively, representing increases of 30.8% and 25.4% from the corresponding periods in the prior year. The increases in operating and research and development expenses are primarily due to the inclusion of Penford Australia in the Company's overall results.

Net interest expense for the second quarter and first six months of fiscal 2001 was $2.8 million and $5.3 million, respectively, compared to $1.2 million and $2.5 million, respectively, in the corresponding periods in the prior year. The increases are attributed to higher debt balances as a result of the acquisition of Penford Australia.

The effective tax rate for the second quarter and first six months of fiscal 2001, varied from the Federal statutory rates due to the effect of state and foreign tax.

Net loss for the quarter ended February 28, 2001 was $0.8 million, or $0.11 per share, versus net income of $2.8 million, or $0.35 per share, in the second quarter of last year. In the first six months of fiscal 2001, Penford earned $0.3 million before extraordinary item, or $0.04 per share, compared to net income of $5.2 million, or $0.68 per share, for the corresponding period a year ago.

During the first quarter of fiscal 2001, the Company prepaid its private placement debt facilities in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The prepayment of the private placements required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit, of $478,000.

Due to operating results that were less than projected, the Company did not meet certain of the financial covenants of its credit agreement for which it has obtained a waiver. Further, the Company is in the process of renegotiating and expects to amend its credit agreement to adjust covenant levels to reflect its current operating environment. In exchange for this amendment to its credit agreement, the Company expects to pay a higher margin over base interest rates and increased fees. However, given the current decline in overall market interest rates, the Company does not expect a significant increase in interest expense for the balance of the fiscal year ending August 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing to replace its credit facilities, to fund the acquisition and to fund the prepayment fee of $1.4 million incurred upon retirement of the private placement facilities. The interim financing was replaced by a new $130 million credit facility completed on November 15, 2000, with a syndicate of banks. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. At February 28, 2001, there was $112.2 million outstanding under the facilities. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. The Company has obtained a waiver of the requirements for the leverage and interest coverage ratios through February 28, 2001. The next date on which compliance with the coverage ratios will be measured is May 31, 2001. The Company is in the process of renegotiating and expects to obtain before May 31, 2001, an amendment to its credit agreement to adjust these covenant levels to reflect its current operating environment.

At February 28, 2001, Penford had working capital of $24.2 million and $47.0 million outstanding under the $65 million revolving lines of credit. The Company also has a $5 million uncommitted line of credit under which there was $3.1 million outstanding. The Company used its debt proceeds and operating cash flow to finance the purchase of Penford Australia and other capital expenditures during the first six months of fiscal 2001.

Cash flow from operations for the six months ended February 28, 2001 was $3.2 million compared to $11.5 million in the corresponding period of the prior year. The decrease in operating cash flow is mainly due to the lower earnings experienced during the current fiscal year.

Additions to property, plant and equipment during the six months ended February 28, 2001 were $7.7 million. Second quarter additions of $4.6 million were primarily for various improvements at the Company's industrial facility in Cedar Rapids, Iowa and equipment additions and improvements at all of the Company's food-grade manufacturing facilities.

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

        In December 2000, the plaintiffs filed an amended complaint adding several new plaintiffs, adding claims for emotional distress and outrage, and purporting to re-assert the Clean Air Act Claims on behalf of the new plaintiffs. Penford's motion to dismiss the Clean Air Act claims is set for hearing in April 2001. Penford continues its efforts to resolve the state law claims by negotiation.

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

    (b) Reports on Form 8-K

                  A Form 8-K dated January 18, 2001 was filed reporting under
                  Item 5, Registrant's intention to form a joint venture with Cargill combining their industrial starch businesses in North America. Filed as an exhibit was a copy of the press release dated January 17, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Penford Corporation
                                       -----------------------------------------
                                                     (Registrant)







June 13, 2001                          /s/ Jacqueline L. Davidson
-------------                          -----------------------------------------
     Date                              Jacqueline L. Davidson
                                       Vice President of Finance
                                       (Chief Accounting Officer)

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