Form 10-Q
period 2001-05-31
PENFORD CORP
filed 2001-07-13
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission File No. 0-11488

Penford Corporation

(Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1221360 (I.R.S. Employer Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, WA	98004-5193

(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 6, 2001.

Class	Outstanding

Common stock, par value $1.00	7,499,769

PENFORD CORPORATION AND SUBSIDIARIES

INDEX

Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets
May 31, 2001 and August 31, 2000	3

Condensed Consolidated Statements of Operations
Three and Nine Months Ended May 31, 2001 and May 31, 2000	4

Condensed Consolidated Statements of Cash Flow
Nine Months Ended May 31, 2001 and May 31, 2000	5

Notes to Condensed Consolidated Financial Statements	6-11

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	16

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	17

Item 2 - Changes in Securities	17

Item 3 - Defaults Upon Senior Securities	17

Item 4 - Submission of Matters to a Vote of Security Holders	17

Item 5 - Other Information	17

Item 6 - Exhibits and Reports on Form 8-K	17-19

SIGNATURES	20

PART I — FINANCIAL INFORMATION

Item 1           Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	May 31, 2001	August 31, 2000

ASSETS

Current assets:

Trade accounts receivable	$28,960	$17,530

Inventories:

Raw materials and other	10,078	3,016

Work in progress	641	502

Finished goods	13,000	6,701

	23,719	10,219

Prepaid expenses and other	6,625	5,580

Total current assets	59,304	33,329

Net property, plant and equipment	141,957	114,848

Deferred income taxes	11,441	11,466

Restricted cash value of life insurance	11,859	12,330

Other assets	5,635	3,650

Goodwill, net	15,025	—

Total assets	$245,221	$175,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Bank overdraft, net	$844	$313

Accounts payable	14,005	10,068

Accrued liabilities	5,877	8,305

Current portion of long-term debt	15,492	2,857

Total current liabilities	36,218	21,543

Long-term debt	102,783	47,824

Other postretirement benefits	11,047	10,805

Deferred income taxes	22,377	21,048

Other liabilities	7,891	6,539

Shareholders’ equity:

Common stock	9,480	9,392

Additional paid-in capital	24,018	23,129

Retained earnings	65,562	68,100

Treasury stock	(32,757)	(32,757)

Accumulated other comprehensive income (loss)	(1,398)	—

Total shareholders’ equity	64,905	67,864

Total liabilities and shareholders’ equity	$245,221	$175,623

See accompanying notes to condensed consolidated financial statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)

	Three Months Ended May 31		Nine Months Ended May 31

	2001	2000	2001	2000

Sales	$53,485	$39,744	$151,046	$118,629

Cost of sales	43,961	28,633	121,551	85,248

Gross margin	9,524	11,111	29,495	33,381

Operating expenses	6,292	4,243	17,116	13,313

Research and development	1,539	1,365	4,883	4,031

Income from operations	1,693	5,503	7,496	16,037

Interest expense	(2,522)	(1,051)	(7,852)	(3,532)

Income (loss) before taxes and extraordinary item	(829)	4,452	(356)	12,505

Income tax expense (benefit)	(221)	1,558	(51)	4,377

Income (loss) before extraordinary item	(608)	2,894	(305)	8,128

Extraordinary loss on early extinguishment of debt, net of applicable income taxes of $478	—	—	888	—

Net income (loss)	$(608)	$2,894	$(1,193)	$8,128

Weighted average common shares and equivalents outstanding, assuming dilution	7,487,429	7,795,053	7,460,030	7,758,400

Earnings per common share:

Net income (loss)
Basic	$(0.08)	$0.39	$(0.16)	$1.10

Diluted	$(0.08)	$0.37	$(0.16)	$1.05

Dividends declared per common share	$0.06	$0.06	$0.18	$0.16

See accompanying notes to condensed consolidated financial statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands)

	Nine Months Ended May 31

	2001	2000

Operating Activities:

Net income (loss)	$(1,193)	$8,128

Adjustments to reconcile net income (loss) to net cash from operations:

Loss on early extinguishment of debt	888	—

Depreciation and amortization	13,481	10,168

Deferred income taxes	213	(444)

Change in operating assets and liabilities excluding impact of Penford Australia Limited acquisition:

Trade receivables	(2,300)	660

Inventories	(1,307)	(1,528)

Accounts payable, prepaids and other	(4,404)	2,113

Net cash from operating activities	5,378	19,097

Investing Activities:

Additions to property, plant and equipment, net	(10,296)	(13,938)

Acquisition of Penford Australia Limited	(55,886)	—

Other	471	575

Net cash used by investing activities	(65,711)	(13,363)

Financing Activities:

Proceeds from revolving line of credit	59,726	44,177

Payments on revolving line of credit	(53,009)	(43,692)

Proceeds from long-term debt	106,752	—

Payments on long-term debt	(52,110)	(3,277)

Payment of fees for early extinguishment of debt	(1,366)	—

Exercise of stock options	791	466

Purchase of treasury stock	—	(1,858)

Payment of dividends	(1,339)	(1,118)

Net cash provided (used) by financing activities	59,445	(5,302)

Effect of exchange rate changes on cash and cash equivalents	357	—

Net increase (decrease) in cash and equivalents	(531)	432

Cash and cash equivalents (bank overdraft) at beginning of period	(313)	15

Cash and cash equivalents (bank overdraft) at end of period	$(844)	$447

See accompanying notes to condensed consolidated financial statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Penford Corporation (“Penford” or the “Company”) is in the business of developing, manufacturing and marketing specialty natural-based ingredient systems for various applications, including papermaking, textiles and food products. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford’s products provide excellent binding and film-forming characteristics that make customers’ products better through natural, convenient and cost effective solutions. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods presented have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending August 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Penford Corporation’s annual report on Form 10-K for the fiscal year ended August 31, 2000.

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

On June 29, 2001, the FASB approved the final standards resulting from its business combinations project. The FASB will issue SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” in July 2001. SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. The Company is in the process of assessing the impact of adoption of these standards.

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

The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill, which is being amortized over a twenty-year period. Eight months of Penford Australia’s results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the nine months ended May 31, 2001.

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

	Nine Months Ended
	May 31

	2001	2000

Sales	$157,678	$164,928

Income (loss) before extraordinary item	(228)	9,353

Net income (loss)	(1,116)	9,353

Earnings (loss) per common share:

Income (loss) before extraordinary item	$(.03)	$1.26

Net income (loss)	$(.15)	$1.26

Earnings (loss) per common share, assuming dilution:

Income (loss) before extraordinary item	$(.03)	$1.21

Net income (loss)	$(.15)	$1.21

5.	Credit Facilities

On September 29, 2000, the Company obtained interim financing to finance the acquisition of Penford Australia and to replace its existing credit facilities. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000 was replaced by a $120 million bridge loan with a group of banks, consisting of the same three banks responsible for the previous $75 million unsecured credit facility. Borrowings under the bridge loan facility totaled $109.5 million.

Of the facilities replaced by the bridge loan, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which has been presented as an extraordinary item, net of the related tax benefit of $478,000.

On November 15, 2000, a new $130 million credit facility was completed with the aforementioned group of banks, plus the addition of an Australian bank, which replaced the bridge loan. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford’s assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. The bank group has provided waivers for noncompliance with certain of the financial covenants through May 31, 2001, and has amended the covenant levels to reflect the Company’s current operating environment.

6.	Other Costs

During the quarter ended May 31, 2001, the Company incurred non-recurring charges of $0.5 million for transaction costs related to terminated joint venture discussions and severance costs of $0.3 million relating to a workforce reduction of administrative employees. The costs are included in operating expenses.

7.	Income Taxes

The effective tax rate for the third quarter and first nine months of fiscal 2001 varied from the Federal statutory rates due to the effects of state and foreign taxes, and the non-deductible nature of goodwill amortization related to the Penford Australia acquisition.

8.	Comprehensive Income

The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	May 31		May 31

	2001	2000	2001	2000

Net income (loss)	$(608)	$2,894	$(1,193)	$8,128

Change in unrealized gains on derivative instruments that qualify as cash flow hedges	409	—	408	—

Foreign currency translation adjustments	(256)	—	(1,806)	—

Comprehensive income (loss)	$(455)	$2,894	$(2,591)	$8,128

The foreign currency translation adjustment reflects the translation of the Company’s investment in its Australian operations to U.S. dollars from Australian dollars. The foreign currency exchange rates as of September 29, 2000 (date of acquisition), February 28, 2001, and May 31, 2001 were $0.542, $0.526, and $0.513 U.S. dollar to the Australian dollar, respectively.

9.	Segment Reporting

The Company operates in one business segment: developing, manufacturing, and marketing specialty natural-based ingredient systems for various applications.

Information about the Company’s operations by geographic area, including its operations in North America and its recently acquired business in Australia and New Zealand, follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	May 31		May 31

	2001	2000	2001	2000

Sales - North America	$39,645	$39,744	$114,087	$118,629

- Australia/New Zealand	13,840	—	36,959	—

	$53,485	$39,744	$151,046	$118,629

Income (loss) before extraordinary item - North America	$(685)	$2,894	$(596)	$8,128

- Australia/New Zealand	77	—	291	—

	$(608)	$2,894	$(305)	$8,128

	May 31, 2001	August 31, 2000

Total Assets - North America	$176,810	$175,623

- Australia/New Zealand	68,411	—

	$245,221	$175,623

10.	Earnings (Loss) Per Common Share

The following table presents the computation of basic and diluted earnings per share (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	May 31		May 31

	2001	2000	2001	2000

Weighted average common shares outstanding	7,487,429	7,417,229	7,460,030	7,419,943

Net effect of dilutive stock options	—	377,824	—	338,457

Weighted average common shares outstanding, assuming dilution	7,487,429	7,795,053	7,460,030	7,758,400

Earnings (loss) per common share:

Income (loss) before extraordinary item	$(0.08)	$0.39	$(0.04)	$1.10

Extraordinary loss	$—	$—	$(0.12)	$—

Net income (loss)	$(0.08)	$0.39	$(0.16)	$1.10

Earnings (loss) per common share, assuming dilution:

Income (loss) before extraordinary item	$(0.08)	$0.37	$(0.04)	$1.05

Extraordinary loss	$—	$—	$(0.12)	$—

Net income (loss)	$(0.08)	$0.37	$(0.16)	$1.05

Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.

Due to the loss quarter and year ended May 31, 2001, common stock equivalent shares of 109,001 and 173,219, respectively, were anti-dilutive, and therefore, not included in the weighted average common shares outstanding calculation.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales increased to $53.5 million from $39.7 million, or 34.6%, in the third quarter of fiscal 2001 compared to the same prior year period. Sales for the first nine months of fiscal 2001 increased to $151.0 from $118.6, or 27.3%, versus last year’s same nine-month period. The increases in sales for the quarter and nine-month period were primarily due to the acquisition of Penford Australia and higher sales volume of the Company’s specialty starch-based ingredient systems for the food industry. The increase of these specialty potato-based food starches over last year was primarily due to continued penetration of existing markets, and the success of several new products in select food industry market segments. However, lower sales volumes for paper customers due to the current weakness of the North American paper industry offset overall sales growth. The Company expects similar sales levels in the near term, with continuing trends of strong sales in specialty food starches and, continuing weakness in the North American paper industry, which we expect will suppress sales to our paper customers.

Gross margin decreased to $9.5 million, or 17.8% of sales, in the third quarter, from $11.1 million, or 28.0% of sales, in the corresponding prior year period. The decline in gross margin was caused primarily by higher natural gas and electricity costs in North America, which significantly impacted manufacturing costs, offset by increased sales of higher margin specialty food ingredients. For these same reasons, gross margin for the nine months ended May 31, 2001 decreased to $29.5 million, or 19.5% of sales, from $33.4 million, or 28.1% of sales, for the same nine-month period in the prior year. As market prices for natural gas have declined recently, some improvement is expected in our gross margins as we enter into new delivery contracts at these lower market prices.

Operating expenses in the third quarter of $6.3 million were approximately $2.0 million higher compared to the same quarter in the prior year. For the nine months ended May 31, 2001, operating expenses rose to $17.1 million from $13.3 million, or 28.6%. The increases are primarily due to the addition of Penford Australia, as well as non-recurring charges of $0.5 million for transaction costs related to joint venture discussions that were terminated during the quarter ended May 31, 2001 and severance costs of $0.3 million for a workforce reduction of administrative employees. The Company has announced further workforce reductions in administrative staffing in the fourth quarter, which will result in a charge of similar magnitude.

Research and development expenses increased in the third quarter and first nine months of fiscal 2001 to $1.5 million and $4.9 million, respectively, representing increases of 12.7% and 21.1% from the corresponding periods in the prior year. The increases in research and development expenses are primarily due to the inclusion of Penford Australia in the Company’s operating results. The Company expects to maintain its investment in technology improvements to provide solutions to customer needs.

Net interest expense for the third quarter and first nine months of fiscal 2001 was $2.5 million and $7.9 million, respectively, compared to $1.1 million and $3.5 million, respectively, in the corresponding periods in the prior year. The increases are attributed to higher debt balances as a result of the acquisition of Penford Australia.

The effective tax rate for the third quarter and first nine months of fiscal 2001 varied from the Federal statutory rates due to the effects of state and foreign taxes, and the non-deductible nature of goodwill amortization related to the Penford Australia acquisition.

The net loss for the quarter ended May 31, 2001 was $0.6 million, or $0.08 per share, versus net income of $2.9 million, or $0.37 per share, in the third quarter of last year. In the first nine months of fiscal 2001, Penford lost $0.3 million before extraordinary item, or $0.04 per share, compared to net income of $8.1 million, or $1.05 per share, for the corresponding period a year ago.

During the first quarter of fiscal 2001, the Company prepaid its private placement debt facilities in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The prepayment of the private placements required prepayment fees resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit of $478,000.

Due to operating results that were less than projected, the Company did not meet all of the financial covenants of its credit agreement for which it has obtained waivers. Further, the Company has obtained an amendment to its credit agreement to adjust covenant levels to reflect its current operating environment. In consideration for this amendment to its credit agreement, the Company will pay amendment fees and may pay a higher margin over base interest rates depending on the level of its leverage ratio. However, given the current decline in overall market interest rates, the Company does not expect a significant increase in its overall effective interest rate.

Liquidity and Capital Resources

In connection with the acquisition of Penford Australia on September 29, 2000, the Company obtained interim financing to replace its credit facilities, to fund the acquisition and to fund the prepayment fee of $1.4 million incurred upon retirement of the private placement facilities. The interim financing was replaced by a new $130 million credit facility completed on November 15, 2000, with a group of banks. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. At May 31, 2001, there was $110.3 million outstanding under the facilities. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford’s assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. The Company has obtained waivers for the interest coverage requirement as of November 30, 2000 and the leverage ratio requirement through May 31, 2001. The bank group has provided amended covenant levels to reflect the Company’s current operating environment. The next date on which compliance with this ratio will be measured is August 31, 2001.

At May 31, 2001, Penford had working capital of $23.1 million and $46.9 million outstanding under the $65 million revolving lines of credit. The Company also has a $5 million uncommitted line of credit under which there was $3.2 million outstanding. The Company used its debt proceeds and operating cash flow to finance the purchase of Penford Australia and other capital expenditures during the first nine months of fiscal 2001.

Cash flow from operations for the nine months ended May 31, 2001 was $5.4 million compared to $19.1 million in the corresponding period of the prior year. The decrease in operating cash flow is mainly due to the lower earnings experienced during the current fiscal year.

Additions to property, plant and equipment during the nine months ended May 31, 2001 were $10.3 million. Third quarter additions of $2.6 million were primarily for various improvements at the Company’s industrial facility in Cedar Rapids, Iowa and equipment additions and improvements at all of the Company’s food-grade manufacturing facilities. We expect, in the near term, to continue our capital investment at a level similar to that of our third quarter. We do not plan to make commitments for significant new capital projects until we improve the cash generated from operations. In the meantime, we continue to make efficiency and safety improvements as required to maintain our operations in good working order.

The Company began paying a quarterly cash dividend of $0.05 per share in 1992 and has continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share. The Company has paid $1.3 million in dividend payments to its shareholders this fiscal year.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of the outstanding common stock of the Company. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. The Company has not purchased any of its common stock during fiscal 2001, and does not plan to do so in the near future.

Forward-looking Statements

This report contains forward-looking statements concerning the performance and results of the Company, including North American paper product sales, anticipated increases in specialty food starch sales, declines in natural gas prices, and the level of anticipated interest rates. There are a variety of factors which could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which the Company operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

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

A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho. An Amended Complaint filed in December 2000 alleges various violations of the Federal Clean Air Act, as well as claims for trespass, nuisance, emotional distress and outrage. The claims are based upon allegations that Penford violated its Clean Air Act permit and breached duties to the individual plaintiffs by allegedly excessive airborne emissions from Penford’s Idaho Falls starch processing plant. The complaint sought civil penalties for the Clean Air Act claims and private damages for trespass and nuisance against the individual plaintiffs.

By agreement of the parties in June 2000, the Federal Clean Air Act claims were supposed to have been dismissed with prejudice. The Amended Complaint sought to re-assert those claims notwithstanding the parties’ agreement. By an Order issued in May 2001, the Federal Magistrate Judge to whom the case has been assigned for pretrial proceedings issued a Report and Recommendation to dismiss the Clean Air Act claims and award Penford its costs and fees incurred in bringing the motion to dismiss. The plaintiffs have not filed an objection to the Report and Recommendation within the time frame permitted. If adopted, only the state law claims will remain pending against Penford. Penford continues its efforts to resolve those claims by negotiation.

Penford has received notice from the plaintiff’s counsel in Lytle alleging several other alleged violations of the Clean Air Act for which the plaintiffs intended to sue, although no such suit has yet been filed. Penford denies the factual allegations of the notice letter, and will defend the suit if filed.

Item 2	Changes in Securities

Not applicable

Item 3	Defaults Upon Senior Securities

Not applicable

Item 4	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5	Other Information

Not applicable

Item 6	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(2.1)	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(3.1)	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1995)

(3.2)	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(3.3)	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(4.1)	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s Amendment to Registration Statement on Form 8-A/A dated May 5, 1997)

(10.1)	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)

(10.2)	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)

(10.3)	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)

(10.4)	Change of Control Agreements between Penford Corporation and Messrs. Cook, Horn, Keeley, and Kunerth (a representative copy of these agreements is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1995)

(10.5)	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1993)

(10.6)	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)

(10.7)	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 1996)

(10.8)	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.9)	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.10)	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.11)	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.12)	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.13)	Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.14)	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.15)	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.17)	First Amendment dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders

(10.18)	Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders

(10.19)	Second Amendment dated as of May 31, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders

        (b)   Reports on Form 8-K

A Form 8-K dated May 15, 2001 was filed reporting under Item 5, Registrant’s agreement with Cargill to call off a proposed joint venture to combine their industrial starch businesses in North America. Filed as an exhibit was a copy of the press release dated May 4, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation

(Registrant)

July 13, 2001	/s/ Jacqueline L. Davidson

Date	Jacqueline L. Davidson
Vice President of Finance (Chief Accounting Officer)