Form 10-K405
period 2001-08-31
PENFORD CORP
filed 2001-11-16
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2001

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-11488

                               PENFORD CORPORATION

             (Exact name of registrant as specified in its charter)

          Washington                                                91-1221360
-------------------------------                                 -------------------
(State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                                  Identification No.)

  777-108th Avenue N.E., Suite 2390
          Bellevue, Washington                                       98004-5193
--------------------------------------                               ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of October 26, 2001 was approximately $54.2 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The net number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of October 26, 2001 was 7,531,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS

DESCRIPTION OF BUSINESS

Penford Corporation was incorporated in September 1983 and commenced operations as a publicly-traded company on March 1, 1984. Penford is in the business of developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications. We use our carbohydrate chemistry expertise to develop functional ingredients with starch as a base for value-added applications in several markets including papermaking, textiles and food products.

Penford's family of products provides functional characteristics to the markets into which they are sold. Carbohydrate-based specialty starches possess excellent binding and film-forming attributes that provide natural, convenient and cost-effective solutions that make our customers' products better. We have extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, we have specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

Specialty products for industrial applications are designed to improve the strength, quality and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge). Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Penford's products are a cost-effective alternative to more expensive synthetic ingredients.

Penford also sells specialty starch ingredients to the domestic textile industry for warp sizing, which is a fiber bonding process for yarn and finished fabric, and for fabric sizing, which provides body and stiffness to textiles.

Specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture and increased product life for products such as french fries sold in quick-service restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as whole and processed meats, dry powdered mixes and other food and bakery products. We are accessing nutrition markets with our Hi-Maize(TM) product, a corn-based starch that resists early digestive breakdown and functions similarly to dietary fiber.

ACQUISITION AND DISPOSITION OF OPERATIONS

This year, our business includes the operations of Penford Australia, which we acquired in September 2000. This acquisition expanded our product offerings to include corn-based food grade products. Penford Australia also expands our global geographic market presence in Australia, Asia, and New Zealand.

In 1998 Penford spun-off our pharmaceuticals operations in a tax-free distribution to shareholders. The spin-off was executed to foster the growth potential of our specialty natural-based ingredient systems business, and separately, the pharmaceuticals business.

RAW MATERIALS

Corn: Our North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck delivered corn available throughout the year from a number of suppliers at prices related to the major U.S. grain markets. The cost of the corn to be purchased for fixed price sales contracts is generally hedged by entering into corn futures contracts.

Penford Australia's corn wet milling facilities in Lane Cove, Australia and Auckland, New Zealand are sourced through truck delivered corn from a number of suppliers at contracted prices with regional independent farmers and merchants.

Potato Starch: The facilities in Idaho Falls, Idaho, Richland, Washington and Plover, Wisconsin use by-products from potato processors that contain the starch used as the primary raw material to manufacture modified potato starches. We enter into contracts typically having durations of one to three years with potato processors in North America, primarily in the Northwest and Midwest, to acquire our potato-based raw materials.

Wheat-Related Products: Penford Australia's Tamworth, Australia facility uses wheat flour as the primary raw material for the production of its wheat starch and wheat-related products such as wheat gluten and glucose syrup. Tanker trucks from a local flourmill supply wheat flour under a three-year supply agreement.

Chemicals: The primary chemical used in modifying starch is ethylene oxide, a petrochemical derivative. Ethylene oxide and other chemicals used in our manufacturing processes are commodity chemicals, subject to price fluctuations due to market conditions.

Natural Gas: The primary energy source for most of our plants is natural gas. We contract our natural gas supply with regional suppliers, generally under short-term supply agreements.

Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints. Penford's current potato starch requirements constitute a material portion of the available North American supply. There can be no assurance that in the long term, continued growth in demand for corn and potato starch-based ingredients and new product development will not result in capacity constraints.

Over half of our manufacturing costs are the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists primarily of other utility and labor costs. The prices of our raw materials may fluctuate, and there can be no assurance that prices will not change adversely. To mitigate this risk, we hedge corn purchases required for fixed price sales contracts and enter into short term (less than one year) supply agreements for other production requirements.

PATENTS, TRADEMARKS AND TRADENAMES

Specialty starch ingredient brand names for our industrial applications include, among others, Penford(R) Gums, Pensize(R) binders, Penflex(R) sizing agent, Topcat(R) cationic additive, and the Apollo(R) starch series. Product brand names for our food ingredient applications include Hi-Maize(TM), PenBind(R), PenCling(R), PenPlus(R) and CanTab(R).

We own a number of patents, trademarks, and tradenames. There can be no assurance that these patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of these patents. Further, there can be no assurance that our processes or products will not infringe upon the patents of third parties.

RESEARCH AND DEVELOPMENT

Our research and development efforts cover a range of projects including technical service work focused on specific customer support and projects requiring coordination with customers' research efforts to develop innovative solutions to specific customer requirements. These projects are balanced with longer-term, new product development and commercialization initiatives. Our research and development expenses were $6.3 million, $5.4 million, and $5.1 million for our fiscal years ended August 31, 2001, 2000 and 1999, respectively.

At the end of fiscal 2001, Penford had approximately 38 scientists, including 10 PhD's in carbohydrate and polymer chemistry, that comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of our business.

ENVIRONMENTAL MATTERS

Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of our business in a safe and fiscally responsible manner that protects and preserves the health and safety of our employees, the communities surrounding our plants, and the environment. We continuously monitor environmental legislation and regulations, which may affect any of our operations.

There have been no material impacts on our operations resulting from compliance with environmental regulations. No significant expenditures for environmental facilities and programs are anticipated in the coming year.

PRINCIPAL CUSTOMERS

We sell to a variety of customers for applications in papermaking, textiles and food products. Although we have several relatively significant customers, we only have one customer that exceeds 10% of our total product sales. Mead Paper accounted for approximately 10%, 13%, and 11% of total product sales in fiscal 2001, 2000, and 1999, respectively.

COMPETITION

We compete directly with approximately five other companies that manufacture specialty starches for the papermaking industry and approximately seven other companies that manufacture specialty food ingredients. We compete indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Although some of these competitors are larger companies, Penford holds a significant market share of our targeted, niche markets. Application expertise, quality, service and price are the major competitive factors for Penford.

Most of our competitors have significantly greater financial and technical resources.

EMPLOYEES

At August 31, 2001, Penford had 668 total employees. In North America we had 359 employees, of which approximately 46% are represented by a union. An extension of our collective bargaining agreement covering our Cedar Rapids-based manufacturing workforce was completed in 2001 and expires in 2003. Penford Australia had 309 employees, of which 63% are members of trade unions in Australia and New Zealand. These contracts generally have two year terms and will be renegotiated in 2002. We believe our employee relations are good company-wide and that our contracts will be successfully renegotiated without business interruption.

SALES AND DISTRIBUTION

All sales are generated using a combination of direct sales and distributor agreements. We support our sales efforts with technical and advisory assistance in our customers' use of our products.

Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to three years or on a spot basis. In fiscal 2001, approximately 60% of these sales are under fixed price contracts, with 40% representing formula price and spot business.

Since our customers are generally other manufacturers and processors, most of our products are distributed in bulk via rail, truck or barge to customer facilities.

FOREIGN OPERATIONS AND EXPORT SALES

Penford further expanded into foreign markets with our acquisition of Penford Australia in September 2000. Penford Australia is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Our operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat related products. Further information about the acquisition of Penford Australia can be found in Notes B and M of the Notes to Consolidated Financial Statements in Item 8 of this annual report.

Our geographic expansion this year subjects us to risks inherent in doing business in multiple countries with different legal and political policies. These risks include boycotts, political changes, currency restrictions, taxes and changes in currency exchange rates. Although we do not believe these risks to be significant at this time, there can be no assurance that an occurrence of one of these events would not have an adverse effect on our operations.

Export sales accounted for approximately 18%, 13%, and 11% of our total product sales in fiscal 2001, 2000, and 1999, respectively.

ITEM 2: PROPERTIES

Penford's leased headquarters are located at Suite 2390, 777-108th Avenue N.E., Bellevue, Washington 98004-5193. Other facilities as of August 31, 2001 are as follows:

                         Bldg. Area     Land Area      Owned/        Function of
                         (Sq. Ft.)       (Acres)       Leased         Facility
                         ----------     ---------      ------        -----------
North America:

Cedar Rapids, Iowa         759,000          29          Owned        Manufacture
                                                                     of corn starch
                                                                     products

Englewood, Colorado         25,200          --         Leased        Offices and
                                                                     research
                                                                     laboratories

Idaho Falls, Idaho          30,000           4          Owned        Manufacture of
                                                                     industrial and food -
                                                                     grade potato starch
                                                                     products

Richland, Washington       16,000            3         Leased        Manufacture of
                                                                     food - grade potato
                                                                     and tapioca starch
                                                                     products

Plover, Wisconsin           54,000          10          Owned        Manufacture of
                                                                     food - grade potato
                                                                     starch products

Australia/New Zealand:

Lane Cove,                  75,700           7          Owned        Manufacture of
  New South Wales                                                    corn starch products

Tamworth,                   94,600           6          Owned        Manufacture of
  New South Wales                                                    wheat starch and
                                                                     gluten products
                             7,700         605          Owned        Leased farm land

Auckland,                  104,700           5          Owned        Manufacture of
  New Zealand                   --           3         Leased        corn starch products


Our production facilities are strategically located near the sources of raw materials. We believe that our facilities are maintained in good condition and that the capacities of the plants are suitable and sufficient to meet current production requirements. We invest in expansion and improvement of our property, plant and equipment as required.

ITEM 3: LEGAL PROCEEDINGS

A complaint was filed against Penford in late November 1999 in the United States District Court for the District of Idaho. An Amended Complaint was filed in December 2000. The Amended Complaint alleges various violations of the federal Clean Air Act, as well as state law claims for trespass, nuisance, emotional distress and outrage. The state law claims are based upon plaintiffs' allegations that airborne emissions from Penford's Idaho Falls starch processing plant have damaged their property or caused the plaintiffs unspecified personal injuries. The complaint sought civil penalties for the Clean Air Act claims and private damages for the state law tort claims.

The plaintiffs' Clean Air Act claims were dismissed with prejudice by the federal court's Summary Judgment Order dated July 24, 2001. Consequently, only the state law tort claims remain pending against Penford. Penford vigorously disputes those claims and is defending against them through litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2001.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age                      Title
----                           ---                      -----
Jeffrey T. Cook                 45            President and
                                                Chief Executive Officer
                                                of Registrant                              1998 - current
                                              Vice President-Finance and
                                                Chief Financial Officer of
                                                Registrant                                 1991 - 1998
                                              Treasurer of Registrant                      1988 - 1991


Jacqueline L. Davidson          41            Vice President, Finance of
                                                Registrant                                 2001 - current
                                              Vice President, Finance,
                                                The Cobalt Group, Inc.                     1996 - 2001
                                              Chief Financial Officer and
                                                Vice President, Finance,
                                                Oceantrawl Inc.                            1990 - 1996


Gregory C. Horn                 53            Vice President of Registrant
                                                and President and General
                                                Manager, Penford Food
                                                Ingredients Co., a division of
                                                Penford Products Co.                       1995 - current
                                              Vice President of Marketing,
                                                Penford Products Co.,
                                                a wholly owned subsidiary of
                                                Registrant                                 1993 - 1994
                                              Vice President and General
                                                Manager, Sara Lee
                                                Corporation                                1992 - 1993

Name                           Age                      Title
----                           ---                      -----
Gregory R. Keeley               52            Vice President of Registrant
                                                and President and General
                                                Manager, Penford Products Co.,
                                                a wholly owned subsidiary of
                                                Registrant                                 2000 - current
                                              Strategic Business Development,
                                                Church & Dwight                            1999 - 2000
                                              Director of Marketing and
                                                Sales, GenCorp                             1996 - 1999
                                              Director of Marketing and New
                                                Business Development,
                                                Dow Chemical Company                       1972 - 1996


Wallace H. Kunerth, Ph.D.       53            Vice President and Chief Science
                                                Officer of Registrant                      2000 - current
                                              Food Discovery Applications
                                                Lead, Monsanto Company                     1999 - 2000
                                              Co-Lead Food Science Function,
                                                Monsanto Company                           1997 - 1999
                                              Vice President of Technology,
                                                Penford Food Ingredients Co.               1990 - 1997


Robert G. Lowndes               54            Vice President of Registrant and
                                                Managing Director, Penford Australia
                                                Ltd., a division of Penford Holdings
                                                Pty. Ltd., a wholly owned subsidiary
                                                of Registrant                              2000 - current
                                              General Manager, Starch Australasia
                                                Ltd., renamed Penford Australia Ltd.       1995 - 2000

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Penford common stock, $1.00 par value, trades on the Nasdaq Stock Market(R) under the symbol "PENX." On October 26, 2001, there were 806 shareholders of record. The high and low closing prices of Penford's common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


                                            HIGH            LOW
                                           ------         ------
FISCAL 2001
         Quarter Ended November 30         $17.94         $ 9.75
         Quarter Ended February 28         $14.75         $10.13
         Quarter Ended May 31              $13.50         $ 8.45
         Quarter Ended August 31           $13.45         $10.12


FISCAL 2000
         Quarter Ended November 30         $15.13         $13.25
         Quarter Ended February 29         $17.25         $14.28
         Quarter Ended May 31              $19.38         $16.44
         Quarter Ended August 31           $21.75         $16.56


We began paying a quarterly cash dividend of $0.05 per share in 1992, and have continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share. Although the Board of Directors reviews our dividend policy on a periodic basis, we anticipate that we will continue to pay quarterly dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

                                                                    Year Ended August 31
(Dollars in thousands except share and  --------------------------------------------------------------------------------
         per share data)                   2001              2000           1999               1998             1997
--------------------------------------  ----------        ----------      ----------        ----------        ----------
Operating Data:
   Revenue:
      Product sales                     $  205,080        $  158,150      $  155,056        $  163,045        $  170,057
      Shipping and handling revenue         20,592            17,803          16,803            17,448            17,067
                                        ----------        ----------      ----------        ----------        ----------
                                           225,672           175,953         171,859           180,493           187,124
   Cost of revenue:
      Cost of product sales                164,777           114,873         115,021           117,405           127,225
      Shipping and handling costs           20,592            17,803          16,803            17,448            17,067
                                        ----------        ----------      ----------        ----------        ----------
                                           185,369           132,676         131,824           134,853           144,292
   Gross margin percentage
      on product sales                        19.7%             27.4%           25.8%             28.0%             25.2%

   Income from continuing
      operations before
      extraordinary item                $      111(1)     $   10,362      $    6,205(2)     $    8,110(3)     $    8,934(4)

   Diluted earnings per share
      from continuing operations
      before extraordinary item         $     0.02        $     1.33      $     0.80        $     1.08        $     1.25

   Dividends per share                  $     0.24        $     0.22      $     0.20        $     0.20        $     0.20

   Average common shares
      and equivalents                    7,637,564         7,765,044       7,749,723         7,530,640         7,131,725

Balance Sheet Data:
   Total assets                         $  244,113        $  175,623      $  173,133        $  183,208        $  213,508
   Capital expenditures                     12,349            17,480          16,536            10,768            18,349
   Total debt                              112,627            50,681          56,378            73,896            67,746
   Shareholders' equity                     65,712            67,864          59,698            53,995            89,101


Note: All data prior to 1999, except share data, has been restated to reflect the distribution of 100% of the common stock of Penwest Pharmaceuticals Co. to the shareholders of Penford Corporation, which was completed on August 31, 1998.

       2001 data includes eleven months of Penford Australia's results of operations from the September 29, 2000 date of acquisition.

       Total revenue and cost of revenue for all years reflects the reclassification of shipping and handling revenues and costs as required by Emerging Issues Task Force Issue 00-10, implemented in the fourth quarter of 2001. Previously, revenues were reported net of shipping and handling costs.

(1) Excludes an extraordinary loss on early extinguishment of debt of approximately $1.4 million ($0.9 million after-tax, or $0.12 per share) related to the financing of the Penford Australia Ltd. acquisition.

(2) Includes a pretax charge of approximately $1.6 million ($1.0 million after-tax, or $0.13 per share) related to restructure costs recorded in connection with an administrative workforce reduction program.

(3) Includes a pretax charge of approximately $1.9 million ($1.3 million after-tax, or $0.17 per share) related to restructure costs recorded in connection with the spin-off of Penwest Pharmaceuticals Co.

(4) Includes a pretax gain of approximately $1.2 million ($800,000 after-tax, or $0.11 per share) related to the sale of air emission credits.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management's Discussion & Analysis of Financial Condition and Results of Operations and Item 1 of this Annual Report contain forward-looking statements about our performance and operating results. The forward looking statements relate to paper product sales, specialty food starch sales, availability and costs of raw materials, production costs, operating expenses, investments in technology, capital expenditures, environmental regulations, penetration of world markets, foreign policy restrictions and the level of interest and tax rates. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements. Some of these factors are industry- and company-specific including, without limitation, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes (in particular if we do not successfully renegotiate our union contracts at our Australian and New Zealand facilities), weather or other factors; product development risk; developments with respect to specific industries or customers affecting demand for our products including unfavorable shifts in product mix; unanticipated costs, cost increases, or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications and other unforeseen developments in the industries in which we operate. Further, we could be adversely affected by external factors that are inherently uncertain including interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or changes in prices of commodities that we use. Finally, we could be adversely affected by the terrorist acts on September 11th and related events since that date. In addition, the Company could be adversely affected if the American and/or worldwide economy, which was already weakening and adversely affecting us before the events of September 11th, continues to weaken. If any of the foregoing possibilities occur, the demand for our products could decline, especially if the demand for products produced by our customers declines. In addition to the effects of weaker demand, we could also be affected by disruptions, slowdowns and restrictions affecting the transportation of goods and by increased energy prices if supplies from Gulf nations or OPEC nations generally are reduced or prices increased. As the situation develops, we could experience other adverse effects. Accordingly, there can be no assurance that future activities or results will be as anticipated. Any of the factors listed above could adversely affect projected revenues and expenses, capital expenditures, and market penetration.

Forward-looking statements are based on our estimates and opinions on the date the statements are made. We assume no obligation to update any forward-looking statements if circumstances, estimates or opinions change.

ACQUISITION OF PENFORD AUSTRALIA

On September 29, 2000, Penford completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.2 million in cash, plus acquisition costs of approximately $1.7 million. Starch Australasia Limited, renamed Penford Australia Limited, is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based ingredients. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Our operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products.

The acquisition provides us with new opportunities to develop, manufacture and market specialty carbohydrate-based ingredient systems for our food, paper and textile customers. We immediately added a product line of additional high growth potential, food-grade corn starch products to our product portfolio, which up until the acquisition consisted primarily of potato-based product offerings. Penford Australia also provides a pathway to the global market for functional food ingredients through Hi-maize(TM), a corn-based resistant starch. This type of starch resists early digestive breakdown and functions similar to dietary fiber.

We also gained expanded market access, as well as a regional platform for manufacturing specialty starches for Asian and African markets. These capabilities further enhance Penford's ability to commercialize new specialty starches and value-added ingredient system formulations that provide convenient, natural and cost-effective solutions for customers.

We recorded goodwill for the amount in which our acquisition costs exceeded the fair value of Penford Australia's net assets as of the September 2000 acquisition date. At August 31, 2001, we had goodwill, net of accumulated amortization, of $15.3 million, or 6.3% of total assets and 23.2% of total shareholders' equity.

RESULTS OF OPERATIONS

Fiscal 2001 vs. Fiscal 2000

Fiscal 2001 product sales of $205.1 million increased $46.9 million, or 29.7%, compared to $158.1 million in fiscal 2000, largely attributed to the acquisition of Penford Australia and 33.9% higher sales volumes of our specialty starch systems for the food industry. The increase of these specialty potato-based food starches over last year was primarily due to the addition of Burger King Corporation as a new customer of our french fry coatings products, as well as the success of several new products in select food industry market segments. However, 8.4% lower product sales volumes for paper customers due to the current weakness of the North American paper industry offset the sales growth achieved elsewhere. We expect continued trends of strong product sales in specialty food starches and continued weakness in the North American paper industry, which we expect will suppress product sales to our paper customers and our overall sales growth.

Revenue of $20.6 million from shipping and handling in fiscal 2001 is offset by the related cost of sales, as the costs of shipping products to customers are passed through to them. These revenues and costs increased over fiscal 2000 levels of $17.8 million primarily due to the acquisition of Penford Australia.

Total revenue for all years has been revised to reflect the reclassification of shipping and handling costs as required by Emerging Issue Task Force Issue 00-10, implemented in the fourth quarter of 2001. Previously, revenues were reported net of shipping and handling costs.

Gross margin was $40.3 million, or 19.7% of product sales, in 2001, compared to $43.3 million, or 27.4% of product sales, in 2000. The decline in gross margin was caused primarily by higher natural gas costs in North America, which significantly impacted manufacturing costs, and also by the impact of the decline in product sales volumes to paper customers. These negative impacts were offset by increased sales of higher margin specialty food ingredients. As market prices for natural gas have declined recently, some improvement is expected in our gross margin as we have entered into new natural gas delivery contracts at lower prices.

Operating expenses of $23.4 million in 2001 were approximately $6.2 million, or 36%, higher than in the prior year. The increase is primarily due to the addition of Penford Australia, as well as non-recurring charges of $0.5 million for transaction costs related to terminated joint venture discussions and severance costs of $0.5 million for workforce reductions of administrative employees. We expect operating expenses to increase modestly as the cost of new marketing initiatives are offset by cost savings from our workforce reductions.

Research and development expenses rose to $6.3 million in 2001, or 18%, from $5.4 million in 2000. The increase is primarily due to the inclusion of Penford Australia in our operating results. We expect to maintain our investment in technology to continue to provide innovative solutions to customer needs.

Interest expense was $10.2 million in 2001, compared to $4.8 million in the prior year. The increase is attributed to higher debt balances as a result of the acquisition of Penford Australia. Our effective interest rate in fiscal 2001 was consistent with the prior year. Due to declining market interest rates in the last half of fiscal 2001, we expect our effective interest rate to decrease in fiscal 2002.

The effective tax rate in fiscal 2001 varied from statutory rates primarily due to state taxes and the non-deductible nature of the goodwill amortization related to the Penford Australia acquisition.

In fiscal 2001, Penford earned $0.1 million before extraordinary item, or $0.02 per share. Including the extraordinary item, our net loss was $0.8 million in 2001, or $0.10 per share, versus net income of $10.4 million, or $1.33 per share, in the prior year.

During the first quarter of fiscal 2001, we paid our private placement debt facilities early in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the private placements required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit of $478,000.

Fiscal 2000 vs. Fiscal 1999

Fiscal 2000 product sales of $158.1 million increased $3.0 million, or 1.9%, compared to $155.1 million in fiscal 1999, primarily the result of higher company-wide product sales volume of specialty starches and starch-based ingredients. However, pricing pressure and lower corn costs, a key pricing component, on certain paper ingredient products dampened the overall product sales growth.

Sales volumes (in lbs.) of industrial specialty products increased approximately 9.0% over the prior year, and sales volumes of specialty food ingredients increased 20.2% over the prior year. The continued strong demand for starch-based systems for food industry customers is the primary reason for the overall increase in consolidated sales.

Revenue of $17.8 million from shipping and handling in fiscal 2000, which is offset by the related cost of sales, increased from fiscal 1999 levels of $16.8 million due mainly to the increased volume of product handled in 2000.

Gross margin from product sales was 27.4% in 2000, compared to 25.8% in 1999. The improvement is mostly the result of manufacturing efficiency gains on higher volumes across all of our specialty manufactured product lines. Increased sales of higher margin, food-grade products relative to overall sales is also attributed to the increase in gross margin percentage. Total gross margin of $43.3 million represents an increase of 8.1% compared to the prior year. Higher overall sales volume and cost savings achieved in manufacturing and raw material purchasing for our corn-based operations more than offset the pricing pressures associated with paper ingredient products and higher overall natural gas prices. The increase in gross margin was negatively affected by higher natural gas prices in the last quarter of fiscal 2000.

Operating expenses decreased $1.3 million, or 7.1%, in fiscal 2000. The cost reduction was primarily due to lower corporate costs and the effect of the prior year's workforce reduction program. Research and development expenses of $5.4 million increased $300,000, or 5.9%, over the prior year due to commercialization efforts and alliance activities in specialty ingredient systems.

Restructure costs totaling $1.6 million were charged to operations in fiscal 1999 in connection with the workforce reduction program.

Interest expense decreased $600,000, or 11.1%, in fiscal 2000, reflective of lower outstanding debt balances.

Income before income taxes, excluding restructure costs, increased $4.8 million, or 43.2%, in fiscal 2000. After the restructure costs, income from continuing operations before income taxes increased $6.4 million, or 66.5%.

The effective tax rate in fiscal 2000 and 1999 was 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of Penford Australia on September 29, 2000, we obtained interim financing to replace our existing credit facilities, to fund the acquisition and to fund the prepayment fee of $1.4 million incurred upon early retirement of the private placement facilities. The interim financing was replaced by a new $130 million credit facility completed on November 15, 2000, with a group of banks. The credit facility consists of $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. At August 31, 2001, there was $111.9 million outstanding under the facilities. Borrowing rates available under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. During the year, we amended our credit agreements to modify the covenants to reflect our current operating environment. We were in compliance with all debt covenants at August 31, 2001.

At August 31, 2001, Penford had working capital of $15.9 million and $51.4 million outstanding under the $65 million revolving lines of credit. We also have a $5 million uncommitted line of credit under which there was $0.7 million outstanding as of August 31, 2001. We used our debt proceeds and operating cash flow to finance the purchase of Penford Australia and other capital expenditures during fiscal 2001.

Operating cash flow from continuing operations was $13.5 million, $25.6 million, and $33.9 million in fiscal 2001, 2000, and 1999, respectively. The decrease in operating cash flow in 2001 is mainly due to the lower earnings experienced during the current fiscal year.

Capital expenditures were $12.3 million, $17.5 million, and $16.5 million in fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, due to the current operating environment, we scaled back capital project expenditures from prior years. We expect, in the near term, to continue our capital investment at a similar level.

We began paying a quarterly cash dividend of $0.05 per share in 1992 and have continued to pay quarterly dividends ever since. On April 3, 2000, the Board of Directors approved an increase in the quarterly cash dividend to $0.06 per share. In fiscal 2001, we paid dividends of $1.8 million to our shareholders. Although the Board of Directors reviews the dividend policy on a periodic basis, we anticipate that we will continue to pay quarterly dividends in the foreseeable future.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of Penford's outstanding common stock. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. We did not purchase any of our common stock during fiscal 2001, and do not plan to do so in fiscal 2002.

EFFECTS OF INFLATION

Inflation has not had a material effect on Penford's revenue and income from operations the past three years. Inflation is not expected to have a material impact in fiscal 2002.

QUARTERLY FLUCTUATIONS

Penford's revenues and operating results may vary from quarter to quarter. We experience seasonality with our Penford Australia operations in that we have lower sales volumes and gross margins in Australia and New Zealand's summer months, which corresponds to our second fiscal quarter. This seasonal decline is caused by decreased consumption of various foods, such as bread and candy, which use our products. Further, manufacturers, including Penford, close plants for public holidays and maintenance during this period.

NEW ACCOUNTING PRONOUNCEMENTS

Effective September 1, 2000, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. In the first quarter of fiscal 2001, we recorded an immaterial cumulative effect of change in accounting principle to other comprehensive income for derivatives which hedge the variable cash flows of certain forecasted transactions.

In the fourth quarter of 2001, we adopted Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that amounts billed to a customer in a sale transaction related to shipping and handling be reported as revenue and eliminates our prior practice of reporting revenues net of shipping and handling costs. As a result, we have revised our presentation of revenues and cost of revenue for all periods presented.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment at least annually rather than amortize them, will be effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. We plan to adopt these standards for our fiscal year ending August 31, 2002. Under these new standards, we will no longer amortize goodwill. Goodwill amortization was $0.7 million in fiscal 2001. Although we do not expect any other material impact from adoption of these standards in fiscal 2002, we have not completed our test for impairment of the carrying value of goodwill.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Penford is exposed to market risks that are inherent in the financial instruments that arise in the normal course of business. We may use various hedge instruments to manage or reduce market risk, but we do not use derivative financial instrument transactions for speculative purposes. Our primary market risks are discussed below.

Long-term debt

All of Penford's long-term debt has variable interest rates, which are set for periods of one to six months. We have managed interest rates using interest rate swaps in the past, but there are no such instruments outstanding as of August 31, 2001. The carrying value of our variable-rate long-term debt as of August 31, 2001 of $112.6 million was approximately equal to the fair value.

The fair market value of our fixed-rate long-term debt as of August 31, 2000 was estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowings, and was approximately equal to the carrying value of $50.7 million. Our market risk has been calculated as the possible increase in fair value resulting from a hypothetical one-point change in interest rates. The market risk associated with a one-point change in interest rates at August 31, 2001 and 2000, is approximately $2.1 million and $555,000, respectively.

Foreign Currency Exchange Rates

We have U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with our foreign operation, Penford Australia. Currently, cash generated by Penford Australia's operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2001, approximately 27.9% of our total debt was denominated in Australian dollars.

Because of the natural hedge created by our Australian borrowings, we have not maintained any derivative instruments to further mitigate our U.S.-Australian dollar currency exchange exposure. This position is reviewed periodically, and based on our review, may result in the incorporation of derivative instruments in our hedging strategy. Our Australian-New Zealand dollar currency exchange rate risk is not significant. The impact of a 10% change in the U.S. to foreign currency exchange rates would not have a significant impact on reported net income for the year ended August 31, 2001.

Penford Australia, from time to time, enters into foreign exchange forward contracts to manage our exposure to receivables denominated in nonfunctional currencies. As of August 31, 2001, we did not have a significant level of foreign exchange forward contracts outstanding.

Commodities

The availability and price of corn, Penford's most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. To reduce the price risk caused by market fluctuations, we generally follow a policy of using exchange-traded futures contracts to hedge our exposure to commodity price fluctuations in North America. The instruments used are principally readily marketable exchange-traded futures contracts which are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes of the hedged commodity.

Penford's net commodity position consists primarily of inventories, purchase contracts and exchange traded futures contracts which hedge fixed sales commitments. The fair value of the position is based on quoted market prices. We have estimated our market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. As of August 31, 2001 and 2000, the fair value of our net corn position was approximately $1.9 million and $2.0 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2001 and 2000, is estimated at $188,000 and $205,000, respectively.

ITEM 8: PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                        August 31
(Dollars in thousands)                                             2001            2000
-------------------------------------------------               ---------       ---------
Assets

Current assets:
Trade accounts receivable                                       $  27,304       $  17,530
Inventories                                                        23,564          10,219
Prepaid expenses and other                                          6,505           5,580
                                                                ---------       ---------
   Total current assets                                            57,373          33,329
Property, plant and equipment:
   Land                                                            12,977           5,387
   Plant and equipment                                            261,687         223,334
   Construction in progress                                         3,812           6,795
   Less accumulated depreciation                                 (137,918)       (120,668)
                                                                ---------       ---------
     Net property, plant and equipment                            140,558         114,848
Deferred income taxes                                              13,214          11,466
Restricted cash value of life insurance                            11,866          12,330
Other assets                                                        5,838           3,650
Goodwill, net                                                      15,264              --
                                                                ---------       ---------
                                                                $ 244,113       $ 175,623
                                                                =========       =========

Liabilities and shareholders' equity

Current liabilities:
Bank overdraft, net                                             $   1,776       $     313
Accounts payable                                                   13,477          10,068
Accrued liabilities                                                 8,541           8,305
Current portion of long-term debt                                  17,658           2,857
                                                                ---------       ---------
   Total current liabilities                                       41,452          21,543
Long-term debt                                                     94,969          47,824
Other postretirement benefits                                      11,129          10,805
Deferred income taxes                                              22,947          21,048
Other liabilities                                                   7,904           6,539
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $1.00 per share,
   authorized 1,000,000 shares, none issued                            --              --
Common stock, par value $1.00 per share,
   authorized 29,000,000 shares, issued 9,511,178
   shares in 2001 and 9,391,902 in 2000, including
   treasury shares                                                  9,511           9,392
Additional paid-in capital                                         24,340          23,129
Retained earnings                                                  65,526          68,100
Treasury stock, at cost, 1,981,016 shares in 2001 and 2000        (32,757)        (32,757)
Accumulated other comprehensive income (loss)                        (908)             --
                                                                ---------       ---------
   Total shareholders' equity                                      65,712          67,864
                                                                ---------       ---------
                                                                $ 244,113       $ 175,623
                                                                =========       =========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended August 31
(Dollars in thousands except share and per share data)     2001               2000             1999
------------------------------------------------------  -----------       -----------       -----------
Revenue:
   Product sales                                        $   205,080       $   158,150       $   155,056
   Shipping and handling revenue                             20,592            17,803            16,803
                                                        -----------       -----------       -----------
                                                            225,672           175,953           171,859
Cost of revenue:
   Cost of product sales                                    164,777           114,873           115,021
   Shipping and handling costs                               20,592            17,803            16,803
                                                        -----------       -----------       -----------
                                                            185,369           132,676           131,824

Gross margin                                                 40,303            43,277            40,035

Operating expenses                                           23,397            17,202            18,513
Research and development expenses                             6,325             5,359             5,062
Restructure costs                                                --                --             1,559
                                                        -----------       -----------       -----------
Income from operations                                       10,581            20,716            14,901

Investment income                                               134                39                89
Interest expense                                            (10,185)           (4,813)           (5,413)
                                                        -----------       -----------       -----------
Income before income taxes
   and extraordinary item                                       530            15,942             9,577
Income taxes                                                    419             5,580             3,372
                                                        -----------       -----------       -----------
Income before extraordinary item                                111            10,362             6,205

Extraordinary loss on early extinguishment
   of debt, net of applicable income taxes of $478              888                --                --
                                                        -----------       -----------       -----------
Net income (loss)                                       $      (777)      $    10,362       $     6,205
                                                        ===========       ===========       ===========

Weighted average common shares and
   equivalents outstanding, assuming dilution             7,637,564         7,765,044         7,749,723
                                                        ===========       ===========       ===========

Earnings per common share:
   Income before extraordinary item
       Basic                                            $      0.02       $      1.40       $      0.84
                                                        ===========       ===========       ===========
       Diluted                                          $      0.02       $      1.33       $      0.80
                                                        ===========       ===========       ===========

   Net income (loss)
       Basic                                            $     (0.10)      $      1.40       $      0.84
                                                        ===========       ===========       ===========
       Diluted                                          $     (0.10)      $      1.33       $      0.80
                                                        ===========       ===========       ===========


Dividends declared per common share                     $      0.24       $      0.22       $      0.20
                                                        ===========       ===========       ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended August 31
(Dollars in thousands)                                          2001            2000            1999
--------------------------------------------------------     ---------       ---------       ---------
Operating activities:
Net income (loss)                                            $    (777)      $  10,362       $   6,205
Adjustments to reconcile net income (loss)
   to net cash from operations:
     Loss on early extinguishment of debt                          888              --              --
     Depreciation and amortization                              18,294          13,786          12,582
     Deferred income taxes                                      (1,020)          1,662            (181)
     Stock compensation expense related to non-
     employee director stock options                               144             301             155
   Change in operating assets and liabilities excluding
     impact of Penford Australia Limited acquisition:
     Trade receivables                                              (3)            888           2,539
     Inventories                                                  (848)            (98)          6,031
     Accounts payable, prepaids and other                       (3,138)         (1,261)          6,549
                                                             ---------       ---------       ---------
Net cash flow from continuing operations                        13,540          25,640          33,880

Net cash used by discontinued operations                            --              --          (1,150)
                                                             ---------       ---------       ---------
Net cash from operating activities                              13,540          25,640          32,730

Investing activities:
   Acquisitions of property, plant and equipment, net          (12,349)        (17,480)        (16,536)
   Acquisition of Penford Australia Limited                    (55,953)             --              --
   Other                                                        (1,245)            108             180
                                                             ---------       ---------       ---------
Net cash used by investing activities                          (69,547)        (17,372)        (16,356)

Financing activities:
   Proceeds from revolving line of credit                       73,865          58,807          39,040
   Payments on revolving line of credit                        (70,031)        (59,227)        (42,861)
   Proceeds from long-term debt                                108,510              --          10,000
   Payments on long-term debt                                  (55,923)         (5,277)        (23,697)
   Payment of fees for early extinguishment of debt             (1,366)             --              --
   Exercise of stock options                                     1,077           1,086           1,353
   Purchase of treasury stock                                       --          (2,430)         (1,917)
   Payment of dividends                                         (1,790)         (1,555)         (1,477)
                                                             ---------       ---------       ---------
Net cash from (used by) financing activities                    54,342          (8,596)        (19,559)
                                                             ---------       ---------       ---------
Effect of exchange rate changes on cash
   and cash equivalents                                            202              --              --
                                                             ---------       ---------       ---------
Net decrease in cash and cash equivalents                       (1,463)           (328)         (3,185)
Cash and cash equivalents
   (bank overdrafts) at beginning of year                         (313)             15           3,200
                                                             ---------       ---------       ---------
Cash and cash equivalents
   (bank overdrafts) at end of year                          $  (1,776)      $    (313)      $      15
                                                             =========       =========       =========

Supplemental disclosure of cash flow information

Cash paid during the year for:
   Interest                                                  $  10,496       $   5,091       $   5,117
   Income taxes                                              $   1,641       $   3,456       $   1,523

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            Note Receiv-
                                                                                             able from     Accumulated     Total
                                                Additional                                    Savings &      Other         Share-
                                     Common      Paid-In        Retained      Treasury          Stock     Comprehensive    holders'
(Dollars in thousands)               Stock       Capital        Earnings        Stock      Ownership Plan  Income (Loss)   Equity
----------------------------------  -------      --------       --------      ---------    -------------- -------------   --------
Balances, September 1, 1998         $ 9,130      $ 20,223       $ 54,644      $ (29,647)      $   (355)     $    --       $ 53,995

Net income                                                         6,205                                                     6,205
Exercise of stock options               137         1,216                                                                    1,353
Tax benefit of stock option
     exercises                                        138                                                                      138
Stock compensation expense
     related to non-employee
     director stock options                           155                                                                      155
Savings and Stock Ownership
     Plan activity                                   (273)                        1,237            284                       1,248
Purchase of treasury stock                                                       (1,917)                                    (1,917)
Dividends declared                                                (1,479)                                                   (1,479)
                                    -------      --------       --------      ---------       --------      -------       --------

Balances, August 31, 1999             9,267        21,459         59,370        (30,327)           (71)          --         59,698

Net income                                                        10,362                                                    10,362
Exercise of stock options               117           969                                                                    1,086
Tax benefit of stock option
     exercises                                        408                                                                      408
Stock compensation expense
     related to non-employee
     director stock options               8           293                                                                      301
Savings and Stock Ownership
     Plan activity                                                                                  71                          71
Purchase of treasury stock                                                       (2,430)                                    (2,430)
Dividends declared                                                (1,632)                                                   (1,632)
                                    -------      --------       --------      ---------       --------      -------       --------

Balances, August 31, 2000             9,392        23,129         68,100        (32,757)      $     --      $    --         67,864

Net loss                                                            (777)                                                     (777)
Change in unrealized gains on
     derivative instruments
     that qualify as cash flow
     hedges                                                                                                      31             31
Foreign currency translation
     adjustments                                                                                               (939)          (939)
                                                                                                                          --------
Comprehensive income (loss)                                                                                                 (1,685)
Exercise of stock options               119           958                                                                    1,077
Tax benefit of stock option
     exercises                                        109                                                                      109
Stock compensation expense
     related to non-employee
     director stock options                           144                                                                      144
Dividends declared                                                (1,797)                                                   (1,797)
                                    -------      --------       --------      ---------       --------      -------       --------

Balances, August 31, 2001           $ 9,511      $ 24,340       $ 65,526      $ (32,757)      $     --      $  (908)      $ 65,712
                                    =======      ========       ========      =========       ========      =======       ========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Penford Corporation ("Penford" or the "Company") is in the business of developing, manufacturing and marketing specialty natural-based ingredient systems for various applications, including papermaking, textiles and food products. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford's products provide excellent binding and film-forming characteristics that make customer's products better through natural, convenient and cost-effective solutions. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

BASIS OF PRESENTATION

The consolidated financial statements include Penford and its wholly owned subsidiaries. Material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on previously reported net income.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Cash equivalents consist of money market funds, short-term deposits and commercial paper. Amounts reported in the balance sheets represent cost which approximates market value.

Penford's cash management system includes a cash overdraft feature for uncleared checks in the disbursing accounts. Cash in the accompanying balance sheets represents the net amounts available to the disbursing accounts. Uncleared checks of $2,948,000 and $386,000 are netted against cash at August 31, 2001 and 2000, respectively.

CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS

Approximately half of the Company's sales in fiscal 2001 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. To date, the Company has not experienced any significant credit losses as a result of these economic conditions.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts which management believes is sufficient to cover potential credit losses. The carrying value of financial instruments including cash, cash equivalents, receivables, payables, and variable-rate long-term debt approximates market value at August 31, 2001.

The Company's largest customer, Mead Paper, individually accounted for approximately 10%, 13%, and 11% of product sales in fiscal 2001, 2000, and 1999, respectively. Export sales accounted for approximately 18%, 13%, and 11% of total product sales in fiscal 2001, 2000, and 1999, respectively.

At August 31, 2001, Penford Corporation had 668 total employees. Its North American subsidiaries had 359 employees, of which approximately 46% are represented by a union. An extension of the Company's collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce was completed in 2001 and expires in 2003. Penford Australia had 309 employees, of which 63% are members of trade unions in Australia and New Zealand. These contracts generally have two year terms and will be renegotiated in 2002. Management believes its employee relations are good company-wide.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $17,002,000, $13,704,000, and $12,512,000 was expensed in 2001, 2000 and 1999, respectively.
For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. Interest of $120,000, $329,000 and $153,000 was capitalized in 2001, 2000 and
1999, respectively.

GOODWILL

Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. In fiscal 2001, $712,000 of goodwill was amortized on a straight line basis over a useful life of twenty years. The Company periodically evaluates the carrying value of its goodwill. In accordance with SFAS No. 121, the carrying value of goodwill would be considered impaired when the anticipated undiscounted cash flow from this business is less than its carrying value. In that event, a loss would be recognized in the amount by which the carrying value exceeds the fair value of goodwill. Fair value is determined primarily by using the anticipated cash flows discounted at a rate commensurate with the risk involved.

INCOME TAXES

The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes have been recorded using the liability method in recognition of these temporary differences.

REVENUE RECOGNITION

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

The financial statements of Penford Australia have been translated from New Zealand and Australian dollars to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The loss resulting from the change in exchange rate from the September 29, 2000 date of acquisition to August 31, 2001 is reported as a component of other comprehensive income.

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

In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that amounts billed to a customer in a sale transaction related to shipping and handling be reported as revenue and eliminates the Company's prior practice of reporting revenues net of shipping and handling costs. As a result, the Company has revised its presentation of revenues and cost of revenue for all periods presented.

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test goodwill and intangible assets with indefinite lives for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001, provided they have not yet issued their first quarter financial statements. The Company plans to adopt these standards for the fiscal year ending August 31, 2002. Under these new standards, the Company will no longer amortize goodwill. Goodwill amortization was $0.7 million in fiscal 2001. Although no other material impact from adoption of these standards is expected in fiscal 2002, management has not completed the test for impairment of the carrying value of goodwill.

NOTE B

ACQUISITION OF PENFORD AUSTRALIA

On September 29, 2000, Penford completed its acquisition of Starch Australasia Limited from Goodman Fielder Limited for $54.2 million in cash, plus costs incurred directly related to the acquisition of approximately $1.7 million, including accounting, financial consulting, taxation, legal and other due diligence efforts. Starch Australasia Limited, renamed Penford Australia Limited ("Penford Australia"), is Australia's sole producer of corn starch products and a world leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat-related products.

The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill, which has been amortized over a twenty-year period. Eleven months of Penford Australia's results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the year ended August 31, 2001.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Penford Australia, as if the acquisition had occurred on September 1, 2000 and 1999, respectively. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Penford Australia constituted a single entity during such periods.


Year Ended August 31 (Dollars in thousands except per share data)         2001             2000
-----------------------------------------------------------------     -----------       -----------
Revenue                                                               $   232,601       $   242,218

Income before extraordinary item                                              188            12,073

Net income (loss)                                                            (700)           12,073

Earnings (loss) per common share:
         Income before extraordinary item                             $      0.03       $      1.63
                                                                      ===========       ===========
         Net income (loss)                                            $     (0.09)      $      1.63
                                                                      ===========       ===========

Earnings (loss) per common share, assuming dilution:
         Income before extraordinary item                             $      0.02       $      1.55
                                                                      ===========       ===========
         Net income (loss)                                            $     (0.09)      $      1.55
                                                                      ===========       ===========

NOTE C

INVENTORIES

Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out ("FIFO") method. Inventories at August 31, 2001 include amounts related to Penford Australia, acquired during this fiscal year.

Components of inventory are as follows:

August 31 (Dollars in thousands)           2001         2000
--------------------------------         -------      -------
Raw materials and other                  $ 9,164      $ 3,016
Work in progress                             610          502
Finished goods                            13,790        6,701
                                         -------      -------
   Total inventories                     $23,564      $10,219
                                         =======      =======

To reduce the price risk caused by market fluctuations for the corn purchased for its North American operations, the Company generally follows a policy of using exchange-traded futures contracts to hedge its exposure to commodity price fluctuations. The instruments used are principally readily marketable exchange-traded futures contracts which are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes of the hedged commodity. As of August 31, 2001, the Company had designated certain derivative instruments as fair value hedges of certain of the Company's firmly committed fixed-price commodity purchase contracts and had designated certain derivative instruments as cash flow hedges of specific volumes of commodities that will be purchased and processed in a future month. For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings in the period when the finished goods produced from the hedged item are sold. The Company's cash flow hedges as of August 31, 2001 will be recognized in earnings over the next twelve months. The amount of ineffectiveness related to the Company's hedging activities was not material.

NOTE D

DEBT

August 31 (Dollars in thousands)                                              2001          2000
----------------------------------------------------------------            --------      --------
Secured credit agreement - revolver matures in fiscal 2004, 6.37%
   interest rate at August 31, 2001                                         $ 51,395      $ 32,000
Secured credit agreement -- term loan, matures in fiscal 2006,
   6.68% interest rate at August 31, 2001                                     60,492            --
Lines of credit, interest rate 6.63% at August 31, 2001                          740           110
Private placement facilities, paid off in September 2000                          --        18,571
                                                                            --------      --------
                                                                             112,627        50,681
Less current portion                                                          17,658         2,857
                                                                            --------      --------
Long-term debt                                                              $ 94,969      $ 47,824
                                                                            ========      ========

Maturities of long-term debt for the fiscal years ending August 31, 2002 through 2006 are as follows (Dollars in thousands):

                    2002               $ 17,658
                    2003                 19,100
                    2004                 60,006
                    2005                 15,123
                    2006                    740
                                       --------
                                       $112,627
                                       ========

On September 29, 2000, the Company obtained interim financing to finance the acquisition of Penford Australia and to replace its existing credit facilities. As a result, except for a $5 million uncommitted line of credit that remained in place, all outstanding debt as of August 31, 2000 was replaced by a $120 million bridge loan with a group of banks. Borrowings under the bridge loan facility totaled $109.5 million.

Of the facilities replaced by the bridge loan, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which has been presented as an extraordinary item, net of the related tax benefit of $478,000.

On November 15, 2000, a new $130 million credit facility was completed with the aforementioned group of banks, plus the addition of an Australian bank, which replaced the bridge loan. The credit facility consists of various agreements with $65 million in term loans and $65 million of revolving lines of credit. The revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on either the LIBOR or prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility, and the new agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and maintenance of certain leverage, interest and fixed charge coverage ratios. During the year, the Company amended its credit agreements to modify the covenants to reflect the current operating environment.

The Company has an uncommitted line of credit for $5.0 million, which provides for financing at rates based upon the prime rate, of which $740,000 was outstanding at August 31, 2001.

The carrying value of our variable-rate long-term debt as of August 31, 2001 of $112.6 million was approximately equal to the fair value.

NOTE E

LEASES

Certain of the Company's property, plant and equipment is leased under operating leases ranging from one to ten years with renewal options. Rental expense under operating leases was $5,518,000, $4,855,000 and $4,517,000 for fiscal years ended August 31, 2001, 2000 and 1999, respectively. Future minimum lease payments for fiscal years ending August 31, 2002 through 2006, and thereafter, for noncancellable operating leases having initial lease terms of more than one year are as follows (Dollars in thousands):

                    2002                     $ 5,196
                    2003                       4,224
                    2004                       3,172
                    2005                       1,897
                    2006                       1,604
                    Thereafter                 7,013
                                             -------
                                             $23,106
                                             =======

NOTE F

STOCK-BASED COMPENSATION PLANS

As of August 31, 2001, the Company had two stock option plans for which 1,967,599 shares of common stock were authorized for grants of options: the 1994 Stock Option Plan (the "1994 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors' Plan").

The 1994 Plan superseded the 1984 Stock Option Plan (88,063 shares outstanding at August 31, 2001), which expired in February 1994 and provides for the granting of stock options at the fair market value of the Company's common stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant.

The Directors' Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company's common stock on the date of grant. At each director's annual election, annual grants, retainers and meeting fees may be received in the form of non-qualified stock options in lieu of cash compensation. Options granted under the Directors' Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year.

Changes in stock options for the three years ended August 31 follow:

                                                                                 Weighted Average
                                            Shares          Option Price Range    Exercise Price
                                           ---------        ------------------    --------------
Balance, September 1, 1999                 1,558,159           $ 5.77 - 12.32         $ 8.39
Granted                                      525,141             9.25 - 14.88           9.43
Exercised                                   (136,662)            5.77 - 10.88           8.89
Cancelled                                   (812,607)            7.47 - 10.77           8.53
                                           ---------
Balance, August 31, 1999                   1,134,031             5.77 - 14.88           9.16

Granted                                      327,493          $ 11.16 - 19.31         $15.28
Exercised                                   (116,631)            5.77 - 12.32           9.11
Cancelled                                    (67,625)            8.13 - 10.00           9.08
                                           ---------
Balance, August 31, 2000                   1,277,268             5.77 - 19.31          10.74

Granted                                      200,042           $ 7.59 - 13.73         $12.86
Exercised                                   (119,276)            8.02 - 10.88           9.29
Cancelled                                   (110,549)            8.02 - 13.73          10.63
                                           ---------
Balance, August 31, 2001                   1,247,485             5.77 - 19.31          11.22
                                           =========

Options Exercisable at August 31
      -1999                                  433,015             5.77 - 13.13           9.02
      -2000                                  524,099             5.77 - 19.31           9.19
      -2001                                  643,540             5.77 - 19.31          10.04

Shares available for future grant
      at August 31, 2001                     451,349


The following table summarizes information concerning outstanding and exercisable options as of August 31, 2001:

                        Options Outstanding               Options Exercisable
                  --------------------------------      ------------------------
                              Wtd. Avg.
                              Remaining    Wtd. Avg                    Wtd. Avg.
   Range of       Number of  Contractual   Exercise     Number of      Exercise
Exercise Prices    Options       Life       Price        Options        Price
---------------   ---------  ------------  -------      --------       ---------
$ 5.77 -  9.23      338,746      4.48      $ 8.27        215,568      $   7.73
  9.24 - 13.42      536,744      6.46       10.22        342,477         10.14
 13.43 - 19.31      371,995      8.69       15.36         85,495         15.47
                  ---------                              -------
                  1,247,485                              643,540
                  =========                              =======

The Company uses the intrinsic-value method to record expense for stock options. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards. Had compensation cost been recognized based on the fair value method at the date of grant for options awarded in fiscal 2001, 2000 and 1999 under the Plans, pro forma amounts of the Company's net income (loss) and earning (loss) per common share would have been as follows:

Year Ended August 31 (Dollars in thousands
  except per share data)                              2001            2000            1999
------------------------------------------         ---------       ----------      ---------
Net income (loss) - as reported                    $    (777)      $   10,362      $   6,205
Net income (loss) -  pro forma                        (1,502)           9,646          5,883

Net income (loss) per common share
    - as reported                                  $   (0.10)      $     1.40      $    0.84
Net income (loss) per common share
    - pro forma                                        (0.20)            1.30           0.80

Net income (loss) per common share,
    diluted - as reported                          $   (0.10)            1.33           0.80

Net income (loss) per common share,
     diluted - pro forma                               (0.20)            1.24           0.76

The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2001: risk-free interest rates of 2.3% to 6.2%; expected option life of each vesting increment of 2.8 years for employees and 2.2 years for non-employee directors; expected volatility of 60%; and expected dividends of $0.24 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 2001, 2000, and 1999 was $7.48, 8.90 and $5.18, respectively. The weighted average fair value of options granted under the Directors' Plan during fiscal years 2001, 2000 and 1999 was $8.85, $8.58 and $7.47, respectively. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 2001, 2000 and 1999 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 2001, 2000 and 1999 that vest over four to five years, and additional grants are generally made annually.

NOTE G

INCOME TAXES

Income tax expense on income before extraordinary item consists of the following:

Year Ended August 31 (Dollars in thousands)       2001         2000           1999
-------------------------------------------     -------       -------       -------
Current:
   Federal                                      $    --       $ 3,264       $ 3,233
   State                                            465           654           320
   Foreign                                        1,000            --            --
                                                -------       -------       -------
                                                  1,465         3,918         3,553

Deferred:
   Federal                                       (1,193)        1,322          (171)
   State                                             --           340           (10)
   Foreign                                          147            --            --
                                                -------       -------       -------
                                                 (1,046)        1,662          (181)
                                                -------       -------       -------
Total provision                                 $   419       $ 5,580       $ 3,372
                                                =======       =======       =======

A reconciliation of the statutory federal tax to the actual provision for taxes on income before extraordinary item is as follows:

Year Ended August 31 (Dollars in thousands)            2001          2000            1999
-------------------------------------------            -----        -------        -------
Statutory tax rate                                        35%            35%            34%
Statutory tax on income before extraordinary item      $ 186        $ 5,580        $ 3,256
State taxes, net of federal benefit                      273            369            211
Nondeductible depreciation and amortization              231             --             --
Tax credits, including research and
   development credits                                  (140)          (125)           (45)
Foreign sales corporation benefit                        (96)          (245)          (153)
Restructuring and other nondeductible expenses            --             --             82
Other                                                    (35)             1             21
                                                       -----        -------        -------
Total provision                                        $ 419        $ 5,580        $ 3,372
                                                       =====        =======        =======

The significant components of deferred tax assets and liabilities are as follows:

Year Ended August 31 (Dollars in thousands)        2001         2000
-------------------------------------------      -------      -------
Deferred tax assets:
   Alternative minimum tax credit                $ 3,476      $ 3,934
   Research and development credit                   402           --
   Postretirement benefits                         4,006        3,890
   Provisions for accrued expenses                 2,744        2,791
   Net operating losses                            1,419           --
   Other                                           1,167          851
                                                 -------      -------
Total deferred tax assets                         13,214       11,466

Deferred tax liabilities:
   Depreciation                                   22,114       20,440
   Other                                             833          608
                                                 -------      -------
Total deferred tax liabilities                    22,947       21,048
                                                 -------      -------
   Net deferred tax liabilities                  $ 9,733      $ 9,582
                                                 =======      =======

At August 31, 2001, the Company had a net operating loss carryforward of $3.9 million for income tax purposes that expires in fiscal 2021. The Company also had research and development tax credit carryforwards of $0.4 million at August 31, 2001 that expire in fiscal years 2013 through 2021, and federal alternative minimum tax credit carryforwards of $3.5 million, which do not expire under current tax law.

NOTE H

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees. The Company also maintains two other postretirement benefit plans covering its hourly retirees, as well as a group of its past salaried retirees.

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

The following represents information summarizing the Company's pension and other postretirement benefit plans:

                                                      PENSION BENEFITS                OTHER BENEFITS
                                                 --------------------------       -----------------------
Year Ended August 31 (Dollars in thousands)        2001              2000           2001           2000
-------------------------------------------      --------          --------       --------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at September 1                $ 21,877          $ 22,229       $  7,578       $  7,531
Service Cost                                          522               642            269            270
Interest Cost                                       1,686             1,609            589            549
Plan participants' contributions                       --                --              8              9
Amendments                                            348                --             --             --
Actuarial (gain) loss                                (325)              591            138           (594)
Change in assumptions                                 611            (1,256)            --              1
Benefits paid                                      (1,597)           (1,938)          (295)          (367)
                                                 --------          --------       --------       --------
Benefit obligation at August 31                    23,122(1)         21,877          8,287          7,399
                                                 ========          ========       ========       ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at September 1           28,769            26,673             --             --
Actual return on plan assets                       (3,742)            4,034             --             --
Company contributions                                  --                --            287            358
Plan participants' contributions                       --                --              8              9
Benefits paid                                      (1,597)           (1,938)          (295)          (367)
                                                 --------          --------       --------       --------
Fair value of the plan assets at August 31         23,430(1)         28,769             --             --
                                                 ========          ========       ========       ========

Funded status of the plan (underfunded)               308             6,892         (8,287)        (7,399)
Unrecognized net gain                              (1,485)           (8,745)        (2,842)        (3,406)
Unrecognized transition obligation                    372               499             --             --
Unrecognized prior service cost                     1,254               974             --             --
                                                 --------          --------       --------       --------
Prepaid (accrued) benefit cost                   $    449          $   (380)      $(11,129)      $(10,805)
                                                 ========          ========       ========       ========

(1) Includes a defined benefit pension plan with a projected benefit obligation of $13,084 and an accumulated benefit obligation of $11,886 in excess of the fair value of plan assets of $11,475.

                                       PENSION BENEFITS             OTHER BENEFITS
                                    ---------------------       ---------------------
August 31                             2001          2000          2001          2000
-------------------------------     -------       -------       -------       -------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount Rate                          7.75%         8.00%         7.75%         8.00%
Expected return on plan assets        10.00         10.00
Rate of compensation increase          4.00          4.00


Future benefit costs were estimated assuming medical costs would increase at a 9.0% annual rate for fiscal 2002, decreasing by one half percent ratably over the next six years to a rate of 6.0%.

                                                           PENSION BENEFITS                        OTHER BENEFITS
                                                 -----------------------------------       -----------------------------
Year Ended August 31 (Dollars in thousands)        2001          2000         1999         2001        2000        1999
-------------------------------------------      -------       -------       -------       -----       -----       -----
COMPONENTS OF NET PERIODIC
BENEFIT COST
Service Cost                                     $   522       $   642       $   754       $ 269       $ 270       $ 268
Interest Cost                                      1,686         1,609         1,583         589         549         489
Expected return on plan assets                    (2,797)       (2,590)       (2,319)         --          --          --
Net amortization and deferral                       (240)         (120)          194        (247)       (229)       (218)
                                                 -------       -------       -------       -----       -----       -----
Benefit cost                                     $  (829)      $  (459)      $   212       $ 611       $ 590       $ 539
                                                 =======       =======       =======       =====       =====       =====

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):


                                                      1-PERCENTAGE-   1-PERCENTAGE-
                                                          POINT           POINT
                                                        INCREASE         DECREASE
                                                      -------------   -------------
Effect on total of service and interest cost
  components in fiscal 2001                              $   160         $  (126)
Effect on postretirement benefit obligation
  as of August 31, 2001                                  $ 1,366         $(1,102)

NOTE I

OTHER EMPLOYEE BENEFITS

SAVINGS AND STOCK OWNERSHIP PLAN

The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 12%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3%. The Company's matching contributions were $692,000, $666,000 and $712,000 for fiscal years 2001, 2000 and 1999, respectively.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. There were no profit-sharing contributions paid to participants for fiscal year 2001. Profit-sharing contributions were $379,000 and $505,000 for fiscal years 2000 and 1999, respectively.

The shares held by the plan are considered outstanding for purposes of calculating earnings per share. Dividends on shares held by the plan are allocated to participant accounts.

DEFERRED COMPENSATION PLAN

The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody's current Corporate Bond Yield. Deferred compensation interest of $258,000, $254,000 and $204,000 was accrued in 2001, 2000, and 1999, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. For 2001, 2000 and 1999, the net periodic pension expense accrued for this plan was $423,000, $457,000 and $515,000, respectively.

HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $3,358,000, $2,851,000 and $2,625,000 in 2001, 2000 and 1999, respectively.

NOTE J

COMMON STOCK PURCHASE RIGHTS

On June 16, 1988, Penford distributed a dividend of one right (Right) for each outstanding share of Penford common stock. When exercisable, each Right will entitle its holder to buy one share of Penford's common stock at $100 per share. The Rights will become exercisable if a purchaser acquires 15% of Penford's common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 15% of the common stock of Penford, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of Penford for one half of the market price of the common stock. In the event that Penford is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by Penford at a price of $0.01 per Right and expire in June 2008.

NOTE K

OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows (Dollars in thousands):

                                                     Foreign Currency    Derivative Financial
                                                        Translation          Instruments
                                                        Adjustments             Gains                Total
                                                     ----------------    --------------------        -----
Balance at August 31, 2000                                $  --                $  --                $  --

Foreign currency translation adjustments                   (939)                  --                 (939)

Change in fair value of derivatives, net
     of applicable income taxes of $314                      --                  583                  583

Gains reclassified into earnings from other
     comprehensive income, net of
     $297 tax benefit                                        --                 (552)                (552)
                                                          -----                -----                -----

Balance at August 31, 2001                                $(939)               $  31                $(908)
                                                          =====                =====                =====

The earnings associated with the Company's investment in Penford Australia are considered to be permanently invested and no provision for U.S. federal and state income taxes on the related translation adjustment has been provided.

NOTE L

EARNINGS (LOSS) PER COMMON SHARE

The following table presents the computation of basic and diluted earnings
(loss) per share:

Year Ended August 31 (Dollars in thousands except share and per share data)         2001             2000            1999
---------------------------------------------------------------------------      ----------       ----------      ----------
     Income before extraordinary item                                            $      111       $   10,362      $    6,205

     Extraordinary loss                                                                (888)              --              --
                                                                                 ----------       ----------      ----------

     Net income (loss)                                                           $     (777)      $   10,362      $    6,205
                                                                                 ==========       ==========      ==========

     Weighted average common
         shares outstanding                                                       7,473,340        7,414,435       7,394,368
     Net effect of dilutive
         stock options                                                              164,224          350,609         355,355
                                                                                 ----------       ----------      ----------
      Weighted average common shares and
         equivalents outstanding                                                  7,637,564        7,765,044       7,749,723
                                                                                 ==========       ==========      ==========

     Earnings (loss) per common share, basic:
         Income before extraordinary item                                        $     0.02       $     1.40      $     0.84
         Extraordinary loss                                                           (0.12)              --              --
                                                                                 ----------       ----------      ----------
         Net income (loss)                                                       $    (0.10)      $     1.40      $     0.84
                                                                                 ==========       ==========      ==========

     Earnings (loss) per common share, diluted:
         Income before extraordinary item                                        $     0.02       $     1.33      $     0.80
         Extraordinary loss                                                           (0.12)              --              --
                                                                                 ----------       ----------      ----------
         Net income (loss)                                                       $    (0.10)      $     1.33      $     0.80
                                                                                 ==========       ==========      ==========

NOTE M

SEGMENT REPORTING

The Company operates in one business segment: developing, manufacturing, and marketing specialty natural-based ingredient systems for various applications.

Information about the Company's operations by geographic area, including its operations in North America, Australia and New Zealand, follows:

Year Ended August 31 (Dollars in thousands)         2001           2000          1999
-------------------------------------------      ---------       --------      --------
Revenue
    - North America                              $ 170,073       $175,953      $171,859
    - Australia/New Zealand                         55,599             --            --
                                                 ---------       --------      --------
                                                 $ 225,672       $175,953      $171,859
                                                 =========       ========      ========

Income before extraordinary item
    - North America                              $  (1,182)      $ 10,362      $  6,205
    - Australia/New Zealand                          1,293             --            --
                                                 ---------       --------      --------
                                                 $     111       $ 10,362      $  6,205
                                                 =========       ========      ========


Year Ended August 31 (Dollars in thousands)        2001          2000
-------------------------------------------      --------      --------
Total Assets
    - North America                              $175,038      $175,623
    - Australia/New Zealand                        69,075            --
                                                 --------      --------
                                                 $244,113      $175,623
                                                 ========      ========

Two of the Company's largest customers in North America represented 24% of fiscal 2001 North American product sales. The Company's largest customer in Australia/New Zealand, including its affiliates, accounted for 25% of that area's product sales in fiscal 2001.

NOTE N

OTHER EVENTS

NON-RECURRING CHARGES

In fiscal 2001, the Company incurred non-recurring charges of $533,000 for transaction costs related to terminated joint venture discussions and severance costs of $486,000 relating to workforce reductions of administrative employees. The costs are included in operating expenses.

RESTRUCTURE COSTS

In fiscal 1999, the Company announced a plan to reduce its administrative workforce by 20 employees in an effort to align operating costs with market conditions. The plan was implemented through a combination of a voluntary retirement incentive program and involuntary layoffs. As a result, the Company recorded restructuring costs totaling $1,559,000.

SPIN-OFF OF PENWEST PHARMACEUTICALS CO.

At the end of fiscal 1998, Penford completed a tax-free distribution to its shareholders of the Company's pharmaceuticals subsidiary, Penwest
Pharmaceuticals Co. (PPCO). On August 31, 1998, Penford shareholders of record on August 10, 1998, received PPCO shares on a basis of three shares of PPCO for every two shares of the Company.

NOTE O

QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2001                                         First         Second          Third         Fourth
(Thousands of dollars except per share data)      Quarter(2)      Quarter       Quarter(3)     Quarter(4)       Total
--------------------------------------------       --------       --------       --------       --------      ---------
Revenue(1):
   Product sales                                   $ 46,853       $ 50,709       $ 53,485       $ 54,033      $ 205,080
   Shipping and handling revenue                      5,036          5,134          5,300          5,122         20,592
                                                   --------       --------       --------       --------      ---------
                                                     51,889         55,843         58,785         59,155        225,672
Cost of revenue(1):
   Cost of product sales                             35,900         41,691         43,961         43,225        164,777
   Shipping and handling costs                        5,036          5,134          5,300          5,122         20,592
                                                   --------       --------       --------       --------      ---------
                                                     40,936         46,825         49,261         48,347        185,369
Gross margin                                         10,953          9,018          9,524         10,808         40,303
Income (loss) before extraordinary item               1,136           (832)          (608)           415            111
Extraordinary loss                                      888             --             --             --            888
Net income (loss)                                       248           (832)          (608)           415            777
Earnings (loss) per common share:
   Basic                                           $   0.03       $  (0.11)      $  (0.08)      $   0.06      $   (0.10)
   Diluted                                         $   0.03       $  (0.11)      $  (0.08)      $   0.06      $   (0.10)

Dividends declared                                 $   0.06       $   0.06       $   0.06       $   0.06      $    0.24


Fiscal 2000                                         First       Second        Third       Fourth
(Thousands of dollars except per share data)       Quarter      Quarter      Quarter      Quarter         Total
--------------------------------------------       -------      -------      -------      --------      --------
Revenue(1):
   Product sales                                   $40,553      $38,333      $39,744      $ 39,520      $158,150
   Shipping and handling revenue                     4,936        4,319        4,617         3,931        17,803
                                                   -------      -------      -------      --------      --------
                                                    45,489       42,652       44,361        43,451       175,953
Cost of Revenue(1):
   Cost of product sales                            29,487       27,128       28,633        29,625       114,873
   Shipping and handling costs                       4,936        4,319        4,617         3,931        17,803
                                                   -------      -------      -------      --------      --------
                                                    34,423       31,447       33,250        33,556       132,676
Gross margin                                        11,066       11,205       11,111         9,895        43,277
Net income                                           2,485        2,750        2,894         2,233        10,362
Earnings per common share:
   Basic                                           $  0.33      $  0.37      $  0.39      $   0.31      $   1.40
   Diluted                                         $  0.32      $  0.35      $  0.37      $   0.29      $   1.33

Dividends declared                                 $  0.05      $  0.05      $  0.06      $   0.06      $   0.22

(1) Quarterly revenue and cost of revenue reflects the reclassification of shipping and handling revenues and costs as required by EITF 00-10. Previously, revenues were reported net of shipping and handling costs.

(2) First quarter fiscal 2001 net income includes an extraordinary loss on early extinguishment of debt of approximately $1.4 million ($0.9 million after tax, or $0.12 per share) related to the financing of the Penford Australia Ltd. acquisition.

(3) Third quarter fiscal 2001 net loss includes non-recurring charges of $0.5 million for transaction costs related to terminated joint venture discussions and severance costs of $0.3 million for workforce reductions.

(4) Fourth quarter fiscal 2001 net income includes non-recurring charges for severance costs of $0.2 million for workforce reductions.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Penford Corporation


We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States.



Seattle, Washington
October 8, 2001                             ERNST & YOUNG LLP

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

Ernst & Young LLP, independent auditors, is retained to audit the Company's consolidated financial statements. Their accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States including a review of internal accounting controls and tests of accounting procedures and records to the extent necessary to support their audit.

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



Jacqueline L. Davidson
Vice President, Finance and
Chief Accounting Officer

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under "Election of Directors" in our definitive Proxy Statement for the 2002 Annual Meeting of Shareholders ("2002 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

Information regarding executive officers of the Company is set forth in Part I of this report.

ITEM 11: EXECUTIVE COMPENSATION

The information set forth under "Executive Compensation" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions of the Company set forth under "Change-in-Control Arrangements" in our 2002 Proxy Statement and is incorporated herein by reference.


PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

                  The consolidated balance sheets as of August 31, 2001 and 2000 and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended August 31, 2001 and the report of independent auditors are included in Part II, Item 8.

         (2)      Financial Statement Schedules

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
                  Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

         (3)      Exhibits

                  See list of Exhibits on page 45.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      Exhibits

                  See Item 14(a)(3), above.

(d)      Financial Statement Schedules

                  See Item 14(a)(2), above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Penford Corporation

Date: November 16, 2001                /s/ Jeffrey T. Cook
      -----------------                -----------------------------------------
                                       Jeffrey T. Cook


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey T. Cook, Jacqueline L. Davidson, Susan M. Iverson and each of them, severally as attorney-in-fact for him or her in any and all capacities, to sign the Annual Report on Form 10-K of Penford Corporation for the fiscal year ended August 31, 2001, and to file same and any amendments, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                      TITLE                           DATE
---------                                      -----                           ----
/s/ Jeffrey T. Cook                  President, Chief Executive          October 25, 2001
-----------------------------          Officer and Director
Jeffrey T. Cook                    (Principal Executive Officer)


/s/ Jacqueline L. Davidson            Vice President, Finance            October 25, 2001
-----------------------------       (Chief Accounting Officer)
Jacqueline L. Davidson


/s/ William G. Parzybok, Jr.           Chairman of the Board             October 25, 2001
-----------------------------              of Directors
William G. Parzybok, Jr.


/s/ Richard T. Crowder                       Director                    October 25, 2001
-----------------------------
Richard T. Crowder


/s/ Paul H. Hatfield                         Director                    October 25, 2001
-----------------------------
Paul H. Hatfield


/s/ John C. Hunter III                       Director                    October 25, 2001
-----------------------------
John C. Hunter III


/s/ Sally G. Narodick                        Director                    October 25, 2001
-----------------------------
Sally G. Narodick


/s/ James E. Warjone                         Director                    October 25, 2001
-----------------------------
James E. Warjone

                                INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.    Item
-----------    ----
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

  (10.1)       Penford Corporation Supplemental Executive Retirement Plan, dated
               March 19, 1990 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)*

  (10.2)       Penford Corporation Supplemental Survivor Benefit Plan, dated
               January 15, 1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)*

  (10.3)       Penford Corporation Deferred Compensation Plan, dated January 15,
               1991 (filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1991)*

  (10.4)       Change of Control Agreements between Penford Corporation and
               Messrs. Cook, Horn, Keeley, and Kunerth (a representative copy of these agreements is filed as an exhibit to Registrant's Form 10-K for the fiscal year ended August 31, 1995)*

  (10.5)       Penford Corporation 1993 Non-Employee Director Restricted Stock
               Plan (filed as an Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1993)*

  (10.6) Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March
               17, 1997)*

  (10.7)       Penford Corporation Stock Option Plan for Non-Employee Directors
               (filed as an exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1996)*

  (10.8) Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

  (10.9) Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)

  (10.10)      Employee Benefits Agreement dated as of July 31, 1998 between
               Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's Form 8-K dated August 31, 1998)*

Exhibit No.    Item
-----------    ----
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

  (10.14)      Debenture Trust Deed dated as of November 15, 2000 among Penford
               Holdings Pty. Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant's Form 8-K/A dated
               September 29, 2000)

  (10.15)      Syndicated Facility Agreement dated as of November 15, 2000 among
               Penford Australia Limited, a wholly owned subsidiary of Penford
               Holdings Pty. Limited, as borrowers, and Australia and New Zealand
               Banking Group Limited as lender and agent (filed as an exhibit to Registrant's Form 8-K/A dated September 29, 2000)

  (10.16) Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S.
               National Association and Australia and New Zealand Banking Group
               Limited (filed as an exhibit to Registrant's Form 8-K/A dated
               September 29, 2000)

  (10.17)      First Amendment dated as of April 12, 2001 to Amended and
               Restated Credit Agreement dated as of November 15, 2000 among
               Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-Q for the quarter ended May 31, 2001)

  (10.18)      Waiver Agreement dated as of April 12, 2001 to Amended and
               Restated Credit Agreement dated as of November 15, 2000 among
               Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-Q for the quarter ended May 31, 2001)

  (10.19)      Second Amendment dated as of May 31, 2001 to Amended and Restated
               Credit Agreement dated as of November 15, 2000 among Penford
               Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova
               Scotia, as agent for the lenders (filed as an exhibit to Registrant's Form 10-Q for the quarter ended May 31, 2001)

  *            Denotes management contract or compensatory plan or arrangements

  21           Subsidiaries of the Registrant

  23           Consent of Ernst & Young LLP, Independent Auditors