Form 10-K405/A
period 2001-08-31
PENFORD CORP
filed 2001-12-28
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission File Number 0-11488

PENFORD CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1221360

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777-108th Avenue N.E., Suite 2390 Bellevue, Washington	98004-5193

(Address of principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 462-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange of which registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  [x]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of December 7, 2001 was approximately $65.2 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The net number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of December 7, 2001 was 7,531,550.

The sole purpose of this Form 10-K/A is to add the information required by Part III of Form 10-K to the Registrant’s Form 10-K, which was originally filed with the Securities and Exchange Commission on November 16, 2001, pursuant to General Instruction G(3) of Form 10-K.

PART III

Item 10: Directors and Executive Officers of the Registrant

     Set forth in the table below are the names, ages and positions of the current directors of Penford (the “Company”). Information on the executive officers of the Company is included in Item 4 of the Company’s original Form 10-K filed November 16, 2001. All executive officers are elected annually by the board of directors and hold office at the discretion of the board of directors. None of the directors or executive officers have any family relationship to any other director or executive officer of the Company.

Name	Age	Title

William G. Parzybok, Jr.	59	Chairman of the Board of Directors
Jeffrey T. Cook	45	Director, President and Chief Executive
Richard T. Crowder	62	Director
John C. Hunter III	55	Director
Paul H. Hatfield	65	Director
Sally G. Narodick	56	Director
James E. Warjone	58	Director

     Set forth below is a brief description of the business experience for the previous five years of all current directors of the Company.

     William G. Parzybok, Jr., 59, has served as a director of the Company since August 1993 and as Chairman of the Board since January 2001. His current term on the board of directors is set to expire in 2002. Mr. Parzybok served as Chairman and Chief Executive Officer of Fluke Corporation until July 1998. He joined Fluke in early 1991. He began his career with Hewlett-Packard in 1968, spending 16 years in various executive management positions. Mr. Parzybok received a B.S. in Electrical Engineering and an M.S. in Business Management from Colorado State University. He serves as a Board member of Marned Corporation, the Pacific Science Center, SonoSite, Inc., and WRQ, Inc. Mr. Parzybok is also on the University of Washington’s College of Engineering Visiting Committee.

     Jeffrey T. Cook, 45, has served as a director of the Company since October 1998. His current term on the board of directors is set to expire in 2004. In addition, Mr. Cook is President and Chief Executive Officer of the Company. He served as Vice President, Finance and Chief Financial Officer from 1991 to August 1998, and was the Corporate Treasurer prior to that time. He has been with the Company since 1983. He is a graduate of Stanford University with a B.A. in Economics. Mr. Cook serves as a Board member of Eoscene Corporation and the Pacific Science Center.

     Richard T. Crowder, 62, has served as a Director of the Company since January 2001. His current term on the board of directors is set to expire in 2002. Mr. Crowder served as Senior Vice President, International Operations of Dekalb Genetics Corporation (now Monsanto) until 1999. Previously he worked as Executive Vice President and General Manager, International Operations for Armour Swift Eckrich from 1992 until 1994 and also the United States Department of Agriculture as the Under Secretary of International Affairs and Commodity Programs from 1989 until 1992. Mr. Crowder received a B.S. and an M.S. in Agricultural Economics from Virginia Tech and earned a Doctorate in Agricultural Economics from Oklahoma State University.

     John C. Hunter III, 55, has served as a director of the Company since October 1998. His current term on the board of directors is set to expire in 2002. Mr. Hunter is Chairman, President, and Chief Executive Officer of Solutia Inc., an international producer of a range of high-performance, chemical-based materials used to make consumer, household, automotive and industrial products. Previously, he served as President and Chief Operating Officer since Solutia’s spin-off from Monsanto Company in 1997. From 1992 to 1997, Mr. Hunter was President, Fibers for Monsanto Company. He graduated from the Georgia Institute of Technology with a B.S. in Chemical Engineering and an M.B.A. from the University of Houston at Clear Lake City. Mr. Hunter serves as a Board member of the Missouri Baptist Hospital and the President’s Advisory Board of Georgia Tech.

     Paul H. Hatfield, 65, has served as director of the Company since October 1994. His current term on the board of directors is set to expire in 2003. Mr. Hatfield is Principal of the Hatfield Capital Group. He served as Chairman, President, and Chief Executive Officer of Petrolite Corporation until July 1997. Previously, he worked for Ralston Purina Company from 1959 until his retirement in 1995. He served as a Vice President of Ralston, as well as the President and Chief Executive Officer of Protein Technologies International, Inc., then a wholly-owned subsidiary of Ralston. He serves as a Board member and is Chairman of the Executive Development and Compensation Committee of Solutia Inc., and as a Director of Maritz Inc. and Stout Industries. Mr. Hatfield is Chairman of the Board of Boyce Thompson Institute for Plant Research. He is also a member of the Advisory Board for International Business for St. Louis University.

     Sally G. Narodick, 56, has served as a director of the Company since August 1993. Her current term on the board of directors is set to expire in 2004. Ms. Narodick is an independent e-learning consultant. From 1998 to 2000, she served as Chief Executive Officer of Apex Online Learning, an Internet educational software company. Previously, Ms. Narodick served as an education technology consultant, both independently and for the Consumer Division of IBM from 1996 to 1998. From 1989 to 1996, Ms. Narodick served as Chair and Chief Executive Officer of Edmark Corporation, an educational software company that was sold to IBM in 1996. A graduate of Boston University, Ms. Narodick earned an M.A. in Teaching from Columbia University and an M.B.A. from New York University. She serves as a Board member of click2learn.com, inc., Puget Sound Energy, Inc., and Solutia Inc.

     James E. Warjone, 58, has served as director of the Company since January 2001. His current term on the board of directors is set to expire in 2002. Mr. Warjone is Chairman and General Partner of Port Blakely Tree Farms, primarily a land and timber company that operates commercial forests in Washington, Oregon and New Zealand, where he has been since 1978. He earned his B.S. in economics from Claremont Men’s College in 1965. Mr. Warjone also serves as a Board member of the Association of Washington Business, Enterprises International, Joshua Green Corporation, Leisure Care, Inc., The Pacific Science Center, The Washington Transportation Alliance and Welco Lumber Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     The federal securities laws require the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended August 31, 2001, all of the Company’s directors, executive officers and greater-than-ten percent beneficial owners made all required filings on a timely basis.

Item 11: Executive Compensation

     Compensation paid by the Company during fiscal years 2001, 2000 and 1999 for the Chief Executive Officer and the other four most highly compensated executive officers is set out in the following table.

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation			Awards

Name				Other Annual	Securities	All Other
and	Fiscal	Salary	Bonus	Compensation	Underlying	Compensation
Principal Position	Year	($)	($)(1)	($)	Options(#)	($)(2)

Jeffrey T. Cook	2001	$341,667	$0	0	50,000	$12,009
President and Chief	2000	303,333	206,700	0	30,000	11,359
Executive Officer	1999	260,000	174,900	0	125,000	12,115

Gregory C. Horn	2001	198,000	58,000	0	0	11,285
Vice President	2000	191,000	97,000	0	15,000	10,422
	1999	181,666	131,868	0	50,000	11,394

Gregory R. Keeley	2001	221,667	22,000	0	0	7,610
Vice President	2000	62,700	42,570	0	100,000	0

Wallace H. Kunerth, Ph.D.	2001	186,667	38,000	0	0	5,151
Vice President and Chief Science Officer	2000	45,000	19,080	0	50,000	0

Robert G. Lowndes(3)	2001	92,625	45,732	0	25,000	0
Vice President

(1)	Reflects bonuses earned during the fiscal year, but paid in the next fiscal year.

(2)	These amounts represent the Company’s matching and profit sharing contributions under the Penford Corporation Savings and Stock Ownership Plan and premiums paid on behalf of certain named executive officers for supplemental disability insurance.

(3)	Mr. Lowndes’ salary and bonus are reflected in U.S. dollars using an exchange rate of $0.5185 U.S. dollars to Australian dollars, the applicable average exchange rate for fiscal year 2001.

Employee Stock Option Plan

     The Company has a stock option plan pursuant to which options to purchase common stock are granted to officers and key employees of the Company. The plan is administered by the Compensation and Benefits Committee of the Board of Directors, which determines to whom the options are granted, the number of shares subject to each option grant, the type of option, the vesting schedule and the exercise price. The plan and related agreements contain provisions that, in certain circumstances, may cause the date of exercise of such option to accelerate upon a change of control of the Company.

OPTION GRANTS IN FISCAL 2001
Individual Grants

					Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of
	Securities	Options			Stock Price
	Underlying	Granted to			Appreciation for
	Options	Employees in	Exercise or		Option Terms ($)(1)
	Granted	Fiscal	Base Price	Expiration
Name	(#)	Year	($/Sh)	Date	5%	10%

Jeffrey T. Cook	50,000	25%	13.73	10/27/10	431,862	1,094,423
Robert G. Lowndes	25,000	12%	13.25	1/30/11	208,321	527,927

(1)	Potential realizable value is based on the assumption that the stock price of the Company’s common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect Company’s estimate of future stock price performance.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

			Number of Unexercised		Value of Unexercised
			Options at Fiscal		In-The-Money Options at Fiscal
	Shares		Year-End (#)		Year-End ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey T. Cook	6,000	10,034	185,129	194,711	236,335	183,289
Gregory C. Horn	0	0	80,215	95,962	147,769	127,415
Gregory R. Keeley	0	0	25,000	75,000	0	0
Wallace H. Kunerth, Ph.D.	0	0	12,500	37,500	0	0
Robert G. Lowndes	0	0	0	25,000	0	0

(1)	Values are calculated by subtracting the exercise price from the fair market value of the stock as of the fiscal year end.

Retirement Plan

     The Company has a defined benefit retirement plan (the “Retirement Plan”). The table below shows the estimated annual benefits payable at retirement under the Retirement Plan to persons in the specified compensation and years of service classifications. The retirement benefits shown are based upon retirement at age 65 and the payments of a single-life annuity to the employee using current average Social Security wage base amounts and are not subject to any deduction for Social Security or other offset amounts. The Retirement Plan’s formula limits years of service to 30 years. With certain exceptions, and for 2001, the Internal Revenue Code (the “Code”) restricts to an aggregate amount of $140,000 the annual pension that may be paid by an employer from a plan that is qualified under the Code. For 2001, the Code also limits the covered compensation, which may be used to determine benefits, to $170,000. The Board of Directors has established supplemental benefits for certain highly compensated employees to whom this limit applies so that these employees will obtain the benefit of the formula that would have applied in the absence of the limitation. The named executive officers entitled to receive supplemental benefits as of August 31, 2001 were Messrs. Cook and Horn.

RETIREMENT BENEFITS
Benefits Computed Without Salary Maximums or Internal Revenue Code Section 415 Maximums

	Years of Service
Five-Year Average
Compensation(1)	15	20	25	30

$200,000	$42,209	$56,279	$70,349	$84,418
300,000	64,709	86,279	107,849	129,418
400,000	87,209	116,279	145,349	174,418
500,000	109,709	146,279	182,849	219,418
600,000	132,209	176,279	220,349	264,418
700,000	154,709	206,279	257,849	309,418
800,000	177,209	236,279	295,349	354,418
900,000	199,709	266,279	332,849	399,418

(1)	Represents the highest average annual compensation levels during five consecutive years of service.

     All North American-based active employees who are not members of the collective bargaining unit are eligible to participate in the Retirement Plan. Compensation covered by the Retirement Plan includes salaries and bonuses.

     As of August 31, 2001, the approximate years of credited service (rounded to the nearest year) under the Retirement Plan of the named executive officers were: Mr. Cook, 20; Mr. Horn, 8; Mr. Keeley, 2; Dr. Kunerth, 9; and Mr. Lowndes, 1.

Director Compensation

Non-employee directors were compensated during the last fiscal year as follows:

Annual retainer as Chairman of the Board of Directors	$30,000
Annual retainer as a director	9,000
Annual retainer as Chair of the Executive Committee	4,000
Annual retainer as Chair of all other standing committees	2,000
Fee for each meeting of the Board of Directors attended	1,000
Fee for each meeting of the Board of Directors attended when held out of state of director’s residence	2,000
Fee for Chair and member of each standing committee for each meeting attended	1,000
Reimbursement for all reasonable expenses incurred in attending Board or committee meetings

     Under a non-qualified deferred compensation plan, non-employee directors may elect to defer with interest all or part of such compensation.

     Non-employee directors also receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan. The plan provides that beginning September 1, 1993 and every three years thereafter, each non-employee director will be awarded $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. A person who becomes a non-employee director after September 1 on which an award was made will be awarded the number of shares determined by dividing the amount equal to $18,000 minus the product of $500 times the number of months since such September 1 by the last reported sale price of the stock on the trading day next preceding the award date. A non-employee director may sell or otherwise transfer one-third of the shares covered by an award on each anniversary of the date of the award. If a non-employee director ceases to be a director before the restrictions against transfer have lapsed with respect to any shares, then, except in certain circumstances, such as retirement, the director must forfeit such shares.

     In addition, non-employee directors receive stock options under the Stock Option Plan for Non-Employee Directors. The plan provides that on each September 1, each non-employee director will be granted an option to purchase the number of shares of the Company’s common stock equal to $10,000 divided by 25% of the fair market value of a share of such stock on such date. The exercise price is 75% of the fair market value of a share of such stock on the grant date. If a non-employee director will not serve during the full fiscal year due to retirement, then a pro rata award will be made. Accordingly, on September 1, 2000 each non-employee director was granted an option to purchase 2,230 shares of common stock. Each non-employee director also may elect to receive stock options in lieu of all or a portion of director cash compensation for that fiscal year. Grants of these options, if so elected, occur quarterly. The number of shares subject to each option is equal to the amount of compensation (retainer, meeting and committee fees) payable to the non-employee director as of the quarterly date divided by 25% of the fair market value of a share of the Company’s common stock on the grant date. The exercise price for these deferred compensation stock options is 75% of the fair market value of a share of such stock on the grant date. In fiscal year 2001, Messrs. Richard T. Crowder, Paul H. Hatfield, N. Stewart Rogers (former director), William K. Street (former director) and James E. Warjone elected to receive such options in lieu of all or a portion of director cash compensation. Unless an option granted under the plan is terminated or its exercisability is accelerated in accordance with the plan upon the occurrence of certain events (including a change of control), the option is exercisable six months after its grant date. The options terminate at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board.

Change-of-Control Arrangements

     The Company has change-of-control agreements with the following executive officers as of December 7, 2001: Messrs. Jeffrey T. Cook, Gregory C. Horn, Gregory R. Keeley and Wallace H. Kunerth. Each agreement provides that the executive will receive compensation for 30 months if his employment is terminated by the Company upon a change of control for any reason other than gross misconduct, death, disability, or reaching age 65, or if he terminates his employment following (i) the assignment to him of responsibilities or title materially less than his responsibilities and title prior to a change of control; (ii) the reduction in the aggregate of his salary and bonus; or (iii) a material breach by the Company of the agreement, provided such termination occurs within 24 months after certain defined events which might lead to a change in control of the Company. The compensation will be paid at a rate equal to the executive’s then-current salary and target bonus. The compensation is subject to a minimum annual rate of not less than the executive’s average compensation for the preceding three calendar years and is subject to reduction if the aggregate present value of all payments would equal or exceed three times the executive’s “base amount,” as defined in Section 280G of the Internal Revenue Code. The executive also will continue to have “employee” status for the 30-month period and will retain most employee benefits during this period. The amount to be paid is reduced by amounts received by the executive from other employers during the 30-month period.

     The estimated aggregate amounts presently payable in the event of a change of control (assuming each executive receives payments for the maximum 30-month period) would be: Mr. Cook, $1,487,500; Mr. Horn, $750,000; Mr. Keeley, $843,750; and Dr. Kunerth, $665,000. This does not include the value of employee benefits that might be payable to the executive during the 30-month period. The value of these benefits cannot be calculated at this time. Continuation of these benefits would include participation in the Company’s health and welfare plans and policies, continued vesting of stock options, and continuation of years of service for pension and other retirement plan benefit computation purposes.

REPORT OF THE
COMPENSATION AND BENEFITS COMMITTEE
ON EXECUTIVE COMPENSATION

     The Board of Directors of the Company has a Compensation and Benefits Committee (the “Committee”) comprised of three independent directors. The Committee is broadly charged by the Board of Directors to establish compensation and incentive programs for key employees, and to direct and monitor the Company’s benefit plans for all Penford employees.

     Following review and approval by the Committee, issues pertaining to executive compensation are submitted to the full Board of Directors for approval or ratification.

     Total Compensation

     The Committee believes that executive officer compensation should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. To that end, the Committee’s policy is that the compensation package for executive officers should consist of three components: (i) an annual base salary; (ii) the potential to earn incentive bonuses, the amount of which is dependent upon both Company and individual performance during the fiscal year; and (iii) stock option awards designed to align management’s interests with those of shareholders by providing long-term incentives for the Company’s key employees.

     The Committee establishes total annual compensation for the chief executive officer and other senior executive officers after reviewing each component of such executive’s compensation against executive compensation surveys prepared by outside consultants. The surveys used for comparison reflect compensation levels and practices for persons holding comparably responsible positions at targeted peer group and other similarly sized manufacturing companies. In addition to reviewing senior executive officers’ compensation against the comparator group, the Committee also solicits appropriate input from the Company’s president and chief executive officer regarding total compensation for those executives who report directly to him.

     For fiscal year 2001, the Committee determined that total cash compensation for executive officers (the sum of base salary and incentive bonus) should be targeted between the 50th and the 75th percentile of selected peer group companies. The Committee may, at its discretion, award compensation in excess of the target. The program is intended to be competitive with other high-performing organizations and to enable the Company to attract, reward and retain exceptional talent.

     Base Salary

     Base salaries for executive officers are reviewed on an annual basis and at the time of promotion or other increase in responsibilities. Increases in salary are based on evaluation of such factors as the levels of responsibility, individual performance, experience, current pay, and Company peer group pay levels. In fiscal 2001, Mr. Cook’s base salary was $341,667, which was determined in accordance with the factors above.

     Incentive Compensation

     The Committee selects plan participants, sets bonus target percentages, approves individual performance factors, and determines level of achievement to objective performance measures.

     Target bonus amounts are expressed as a percentage of base salary and are established according to the overall intended peer group companies. For fiscal year 2001, the bonus targets for participating employees ranged from 20% to 70% of base salary depending on position. Mr. Cook’s target was 70%. After the end of the performance period, the extent to which the performance goals were achieved and the amount of the award that is payable is determined by the Committee.

     This program is an annual cash payout dependent on achieving predetermined profit and cash flow goals, as well as certain qualitative objectives. Penford’s Board of Directors believes strongly that a balanced combination of targets requiring the achievement of short-term operating goals and longer-term strategic objectives translates directly into increasing the long-term value of Penford stock. Individual incentive compensation target awards are also subject to an adjustment based on individual performance. Payouts can exceed targets to a maximum of 200% when quantitative and qualitative targets are exceeded.

     Stock Based Incentive Programs

     The Board of Directors strongly encourages all executive officers of Penford to build a significant ownership position in Penford common stock. All stock options to executive officers have been granted at market price on the date of the grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years from date of grant. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant.

     The amount of stock option shares granted under any given program is calculated based on a potential long-term total return to shareholders versus the potential long-term return to the option holder for performance in increasing the value of Penford stock. Factors such as dilution to existing shareholders and existing open market stock buyback programs are taken into account.

     Supplemental Benefit Plans

     Supplemental benefit plans for executive officers and certain other key personnel include a supplemental retirement plan, a deferred compensation plan, and a supplemental disability plan. These plans are designed to be competitive with other plans for comparably sized companies and to attract and retain highly qualified management.

     CEO Compensation

     Mr. Jeffrey T. Cook was appointed President and Chief Executive Officer effective September 1, 1998. As discussed above, Penford’s executive cash compensation program includes a base salary and a Company performance-based incentive compensation program. Mr. Cook participates in the same incentive program applicable to the other named executive officers. The Committee’s objective is to correlate the CEO’s remuneration with the performance of the Company. Mr. Cook’s entire performance-related pay for fiscal years 2001, 2000 and 1999 was paid under the incentive program. Such pay is adjusted to reflect the level of target achievement for that particular fiscal year. Mr. Cook’s last base salary increase was in January 2001. In addition, Mr. Cook is a large shareholder in the Company, and to the extent his performance as President and Chief Executive Officer translates into an increase in the value of the Company’s common stock, all shareholders, including him, share the benefits.

Paul H. Hatfield, Chair Sally G. Narodick William G. Parzybok, Jr.

PERFORMANCE GRAPH

     The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (August 31, 1996 to August 31, 2001) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market® (“Nasdaq”) with a market capitalization of $100 — $200 million, excluding financial institutions. The graph assumes that $100 was invested on August 31, 1996 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PENFORD CORPORATION,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON AUGUST 31, 1996
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING AUGUST 31, 2001

	1996	1997	1998	1999	2000	2001

PENFORD CORPORATION	100.00	178.46	147.52	83.33	104.12	62.71

NASDAQ MARKET INDEX	100.00	139.49	131.81	244.89	374.19	160.03

NASDAQ MARKET CAP ($100 - 200M)	100.00	107.64	70.83	99.06	142.02	48.51

     Management does not believe there is either a published index, or a group of companies whose overall business is sufficiently similar to the business of Penford to allow a meaningful benchmark against which the Company can be compared. The Company sells products based on specialty carbohydrate chemistry to several distinct markets, making overall comparisons to one of these markets misleading to the Company as a whole. For these reasons, the Company has elected to use companies traded on Nasdaq with a similar market capitalization as a peer group.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of December 7, 2001, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than five percent of such outstanding common stock; by the directors including the Company’s Chief Executive Officer; by the four other highest paid executive officers in fiscal year 2001, and by the directors and named executive officers as a group.

	Amount and Nature of
	Beneficial Ownership of
Name (and Address for Beneficial Owners over 5%)	Common Stock(1)	Percent of Class

Wellington Management Company	737,000	9.79%
75 State Street
Boston, MA 02109
David L. Babson & Co., Inc.	685,750	9.11%
One Memorial Drive
Cambridge, MA 02142
Dimensional Fund Advisors Inc.(2)	414,350	5.50%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401-1038
Jeffrey T. Cook	422,708 (3)	5.61%
Richard T. Crowder	4,812	*
Paul H. Hatfield	57,902	*
Gregory C. Horn	101,772	*
John C. Hunter III	16,497	*
Gregory R. Keeley	25,473	*
Wallace H. Kunerth, Ph.D.	12,624	*
Robert G. Lowndes	6,250	*
Sally G. Narodick	21,902	*
William G. Parzybok, Jr.	17,323	*
James E. Warjone	3,494	*
All directors and executive officers as a group (11 persons)	690,757	9.17%

*	Represents less than 1%

(1)	Unless otherwise indicated, beneficial ownership represents sole voting and investment power. Includes shares that may be acquired within 60 days through the exercise of stock options, as follows: Mr. Cook, 231,005, Mr. Horn, 96,465, Mr. Keeley, 25,000, Dr. Kunerth, 12,500 and Mr. Lowndes, 6,250.

(2)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (The investment companies and investment vehicles are the “Portfolios”). In its role as investment advisor and investment manager, Dimensional possessed both voting and investment power over 414,350 shares of Penford Corporation stock as of September 30, 2001. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(3)	Includes 78,300 shares held in irrevocable trusts for which Mr. Cook shares voting and investment power.

Item 13: Certain Relationships and Related Transactions

     Since the beginning of the Company’s last fiscal year, there have not been, nor is there currently proposed, any transaction to which the Company or any of its subsidiaries, was or is a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Company’s common stock had or will have a direct or indirect material interest.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penford Corporation

Date:	December 28, 2001	/s/ Jeffrey T. Cook Jeffrey T. Cook

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey T. Cook Jeffrey T. Cook	President, Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2001

* Jacqueline L. Davidson	Vice President, Finance (Chief Accounting Officer)	December 28, 2001

* William G. Parzybok, Jr.	Chairman of the Board of Directors	December 28, 2001

* Richard T. Crowder	Director	December 28, 2001

* Paul H. Hatfield	Director	December 28, 2001

* John C. Hunter III	Director	December 28, 2001

* Sally G. Narodick	Director	December 28, 2001

* James E. Warjone	Director	December 28, 2001

*By:	/s/ Jeffrey T. Cook

Attorney-in-fact