Form 10-Q
period 2001-11-30
PENFORD CORP
filed 2002-01-11
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File No. 0-11488

PENFORD CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1221360

(State of Incorporation)	(I.R.S. Employer Identification No.)

777-108th Avenue N.E., Suite 2390, Bellevue, Washington	98004-5193

(Address of principal executive offices)	(Zip Code)

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

Yes [X]    No [   ]

The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 7, 2002 was 7,538,468.

PENFORD CORPORATION AND SUBSIDIARIES

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets November 30, 2001 and August 31, 2001	3

Condensed Consolidated Statements of Income Three Months Ended November 30, 2001 and November 30, 2000	4

Condensed Consolidated Statements of Cash Flow Three Months Ended November 30, 2001 and November 30, 2000	5

Notes to Condensed Consolidated Financial Statements	6-9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	15

Item 2 - Changes in Securities and Use of Proceeds	15

Item 3 - Defaults Upon Senior Securities	15

Item 4 - Submission of Matters to a Vote of Security Holders	15

Item 5 - Other Information	15

Item 6 - Exhibits and Reports on Form 8-K	15-17

SIGNATURES	18

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	November 30, 2001	August 31, 2001

ASSETS
Current assets:
Trade accounts receivable	$27,245	$27,304
Inventories	22,137	23,564
Prepaid expenses and other	6,016	6,505

Total current assets	55,398	57,373
Property, plant and equipment, net	136,095	140,558
Deferred income taxes	13,190	13,214
Restricted cash value of life insurance	12,022	11,866
Other assets	5,661	5,838
Goodwill	14,860	15,264

Total assets	$237,226	$244,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, net	$503	$1,776
Accounts payable	14,178	13,477
Accrued liabilities	8,227	8,541
Current portion of long-term debt	17,012	17,658

Total current liabilities	39,920	41,452
Long-term debt	89,874	94,969
Other postretirement benefits	11,189	11,129
Deferred income taxes	22,703	22,947
Other liabilities	8,042	7,904
Shareholders’ equity:
Common stock	9,513	9,511
Additional paid-in capital	24,381	24,340
Retained earnings	66,314	65,526
Treasury stock	(32,757)	(32,757)
Accumulated other comprehensive income (loss)	(1,953)	(908)

Total shareholders’ equity	65,498	65,712

Total liabilities and shareholders’ equity	$237,226	$244,113

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30
(Dollars in thousands except share and per share data)	2001	2000

Sales	$56,305	$51,889
Cost of sales	46,106	40,936

Gross margin	10,199	10,953
Operating expenses	4,714	5,113
Research and development	1,571	1,650

Income from operations	3,914	4,190
Interest expense, net	2,067	2,491

Income before taxes and extraordinary item	1,847	1,699
Income taxes	607	563

Income before extraordinary item	1,240	1,136
Extraordinary loss on early extinguishment of debt, net of applicable income taxes of $478	—	888

Net income	$1,240	$248

Weighted average common shares and equivalents outstanding, assuming dilution	7,601,533	7,660,604
Earnings per common share:
Income before extraordinary item	$0.16	$0.15

Extraordinary loss	$—	$(0.12)

Net income	$0.16	$0.03

Earnings per share, assuming dilution:
Income before extraordinary item	$0.16	$0.15

Extraordinary loss	$—	$(0.12)

Net income	$0.16	$0.03

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended November 30
(Dollars in thousands)	2001	2000

Operating activities:
Net income	$1,240	$248
Adjustments to reconcile net income to net cash from operations:
Loss on early extinguishment of debt	—	888
Depreciation and amortization	4,486	4,129
Deferred income taxes	(193)	146
Change in operating assets and liabilities, excluding impact of Penford Australia Limited acquisition:
Trade receivables	1,160	(1,948)
Inventories	961	(1,081)
Accounts payable, prepaids and other	(189)	(930)

Net cash from operating activities	7,465	1,452
Investing activities:
Investment in property, plant and equipment	(845)	(3,065)
Acquisition of Penford Australia Limited	—	(55,953)
Other	54	368

Net cash used by investing activities	(791)	(58,650)
Financing activities:
Proceeds from revolving line of credit	3,140	23,512
Payments on revolving line of credit	(4,291)	(17,988)
Proceeds from long-term debt	—	104,509
Payments on long-term debt	(3,742)	(50,571)
Payment of fees for early extinguishment of debt	—	(1,366)
Exercise of stock options	6	474
Payment of dividends	(452)	(891)

Net cash provided (used) by financing activities	(5,339)	57,679
Effect of exchange rate changes on cash and cash equivalents	(62)	(131)

Net increase in cash and equivalents	1,273	350
Cash and cash equivalents (bank overdraft) at beginning of period	(1,776)	(313)

Cash and cash equivalents (bank overdraft) at end of period	$(503)	$37

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the three month period ended November 30, 2001 are not necessarily indicative of future financial results.

Penford’s revenues and operating results may vary from quarter to quarter. The Company experiences seasonality with its Penford Australia operations in that it has lower sales volumes and gross margins in Australia and New Zealand’s summer months, which corresponds to the second fiscal quarter.

Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for the fiscal year ended August 31, 2001 included in our annual report on Form 10-K, SEC File No. 0-11488.

Certain prior year amounts have been reclassified to conform with current year presentation, which had no effect on previously reported net income.

3.	Recent Accounting Developments

Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company is in the process of performing the required impairment test.

The Company’s goodwill of $14.9 million and $15.3 million at November 30, 2001 and August 31, 2001, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The decrease in the carrying value of goodwill since August 31, 2001 reflects the impact of exchange rate fluctuations between the Australian and US dollars on the translation of this asset.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported income before extraordinary item and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended November 30

(Dollars in thousands except per share data)	2001	2000

Reported income before extraordinary item	$1,240	$1,136
Add: Goodwill amortization	—	131

Adjusted income before extraordinary item	$1,240	$1,267

Earnings per common share, basic and diluted
Reported income before extraordinary item	$0.16	$0.15
Goodwill amortization	—	0.02

Adjusted income before extraordinary item	$0.16	$0.17

4.	Inventories

The components of inventory are as follows:

(Dollars in thousands)	November 30, 2001	August 31, 2001

Raw materials and other	$8,114	$9,164
Work in progress	545	610
Finished goods	13,478	13,790

Total inventories	$22,137	$23,564

5.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended November 30
(Dollars in thousands)	2001	2000

Net income	$1,240	$248
Change in unrealized gains (losses) on derivative instruments that qualify as cash flow hedges	(31)	189
Foreign currency translation adjustments	(1,014)	(2,123)

Comprehensive income (loss)	$195	$(1,686)

6.	Segment Reporting

The Company operates in one business segment: developing, manufacturing, and marketing specialty natural-based ingredient systems for various applications.

Information about the Company’s operations by geographic area, including its operations in North America, Australia and New Zealand, follows:

	Three Months Ended November 30
(Dollars in thousands)	2001	2000

Sales
- North America	$40,978	$41,850
- Australia/New Zealand	15,327	10,039

	$56,305	$51,889

Income before extraordinary item
- North America	$554	$793
- Australia/New Zealand	686	343

	$1,240	$1,136

(Dollars in thousands)	November 30, 2001	August 31, 2001

Total Assets
- North America	$170,450	$175,038
- Australia/New Zealand	66,776	69,075

	$237,226	$244,113

7.	Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended November 30
(Dollars in thousands except share and per share data)	2001	2000

Income before extraordinary item	$1,240	$1,136

Weighted average common shares outstanding	7,531,203	7,434,047
Net effect of dilutive stock options	70,330	226,557

Weighted average common shares outstanding, assuming dilution	7,601,533	7,660,604

Earnings per common share	$0.16	$0.15

Earnings per common share, assuming dilution	$0.16	$0.15

Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares.

8.	Subsequent Event

On January 4, 2002, Penford announced that it will strategically restructure business operations to strengthen the Company’s position as a market leader in delivering technically-differentiated, specialty ingredients to the food, paper and textile industries. The restructuring comes as a result of the rapid growth of its North American food ingredients business, the addition of Penford Australia Limited in the prior year, and the changing landscape of the North American paper industry. Penford will relocate corporate headquarters from Bellevue, Washington to Denver, Colorado, a location more central to customers and operations, as well as the base of its fast-growing food ingredients business. Penford anticipates completing the restructuring during the 2002 fiscal year and expects to record a restructuring charge in its second fiscal quarter ending February 28, 2002. Details of the restructuring will be finalized over the next 60 days; therefore, the amount of the charge is not currently estimable.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act, as amended, that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended August 31, 2001. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

Restructuring Announcement

On January 4, 2002, we announced that we will strategically restructure business operations to strengthen our position as a market leader in delivering technically-differentiated, specialty ingredients to the food, paper and textile industries. The restructuring comes as a result of the rapid growth of our North American food ingredients business, the addition of Penford Australia Limited last year and the changing landscape of the North American paper industry. We will relocate corporate headquarters from Bellevue, Washington to Denver, Colorado, a location more central to customers and operations, as well as the base of our fast-growing food ingredients business. We anticipate completing the restructuring during the 2002 fiscal year and expect to record a restructuring charge in our second fiscal quarter ending February 28, 2002. Details of the restructuring will be finalized over the next 60 days; therefore, the amount of the charge is not currently estimable.

Our board of directors has appointed Thomas D. Malkoski to serve as our new CEO, as Jeffrey T. Cook, the current president and CEO, will not be relocating to Denver for personal reasons. Malkoski will join Penford effective immediately as our new CEO and as a member of our board of directors, while Cook will remain president until an effective transition is completed. Cook also will continue as a member of our board of directors.

Malkoski brings extensive branded foods and specialty food ingredients experience to Penford Corporation. He also has significant knowledge in running complex organizations the size of Penford. Malkoski spent the last four years as president and CEO of North American operations for Griffith Laboratories, a specialty food ingredients business. Prior to this, he worked for Chiquita Brands International, successfully managing its Asian and South Pacific operations for several years. Malkoski began his career with Procter and Gamble in 1980 where he progressed to major product category management responsibilities.

Results of Operations

In the three months ended November 30, 2001, sales increased $4.4 million, or 8.5%, to $56.3 million. The increase from $51.9 million in the prior year is attributed to both higher sales volumes of specialty starch-based ingredients systems for the food industry and the acquisition of Penford Australia in September 2000. Revenue for specialty potato-based food starches grew 35% over last year’s first quarter, mainly the result of new customer and market initiatives. In addition, the inclusion of a full quarter of Penford Australia’s results, as well as new value-added market successes in Asia and Australia, improved overall sales and more than offset the decrease in sales of the industrial ingredients group. Volumes for paper customers were down 11.1% from the same quarter last year due to continued weakness in the North American paper industry.

We expect that sales will improve modestly over the coming fiscal quarters as we expect some stabilization in the North American paper industry and growth in food products sales due to continued acceptance and penetration of protein binder and coating products. This trend will be moderated in our second fiscal quarter for seasonal softness in our Australian/New Zealand operations.

Gross margin was $10.2 million, or 18.1% of sales, for the three months ended November 30, 2001, compared to $11.0 million, or 21.1% of sales, for the corresponding prior year period. The decline in gross margin was caused primarily by the negative impact of lower sales volumes of products to paper customers referred to above. Natural gas prices, one of our significant production cost components, is not significantly different compared to the same period last year. As we begin to see some modest improvements in sales volumes, we expect we will see some improvement in our gross margin percentage over the coming fiscal quarters. However, this trend also will be moderated in the second fiscal quarter by seasonal softness in our Australian/New Zealand operations.

Operating expenses in the first quarter of $4.7 million were approximately $0.4 million less than the same period last year. This decrease was due to cost savings realized from recent workforce reductions, decreased travel, elimination of goodwill amortization (see “Recent Accounting Developments”) as well as cost control measures put into place during the quarter. Research and development expenses decreased $0.1 million, or 5%, in the three months ended November 30, 2001 from the corresponding prior year period, also due to workforce reductions and cost control measures. While most factors will continue in future fiscal quarters, we expect some increase in marketing expenses as we invest in development of new products and markets for our specialty food ingredients customers. However, we do not expect a significant change in the relationship of operating expenses to sales, except for the impact of a restructuring charge expected during the three months ended February 28, 2002 (see “Restructuring Announcement”).

Net interest expense fell $0.4 million, or 17%, to $2.1 million in the first quarter of fiscal 2001, compared to $2.5 million in the same period last year. Lower average debt balances and the decline in market interest rates drove the improvement. As we expect to continue to reduce our debt load through scheduled repayments on term loans and repayments of revolving credit arrangements, interest expense will decline. However, interest expense also will be impacted by any further changes in market interest rates.

During the three months ended November 30, 2000, we prepaid our private placement debt facilities in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the private placement facilities required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit of $478,000.

Net income was $1.2 million, or $0.16 per common share, assuming dilution for the three months ended November 30, 2001, compared to income before extraordinary item of $1.1 million, or $0.15 per common share, assuming dilution for the corresponding period a year ago. Including the extraordinary loss, net income for the three months ended November 30, 2000 was $0.2 million, or $0.03 per share.

Liquidity and Capital Resources

At November 30, 2001, Penford had working capital of $15.5 million and $106.9 million outstanding under its credit facilities, which are comprised of term loans, revolving credit and overnight borrowing facilities. We currently have available borrowing capacity of approximately $20 million on our revolving credit and overnight borrowing facilities to fund operations, as it is not our practice to carry cash balances.

Cash flow from operations for the three months ended November 30, 2001 was $7.5 million compared to $1.5 million in the corresponding period of the prior year. The increase in operating cash flow is due primarily to favorable changes in working capital.

We invested $0.8 million in property, plant and equipment during the three months ended November 30, 2001, compared to $3.0 million in the same period last year. Current acquisitions were primarily improvements at the Company’s industrial ingredients production facility in Cedar Rapids, Iowa. We expect, in the near term, to increase our capital investment to levels similar to the prior year to continue upgrades and operational efficiency improvements at our Cedar Rapids facility, as well as at our other North American, Australian and New Zealand production facilities. We may make commitments for significant new capital projects as we improve the cash generated from operations. In the meantime, we continue to make efficiency and safety improvements as required to maintain our operations in good working order.

On September 29, 2000, we acquired Penford Australia, our operations in Australia and New Zealand, for $56.0 million, which was financed through additional borrowings.

We made payments on our term loan and revolving credit facilities totaling $4.9 million during the three months ended November 30, 2001. During the balance of this fiscal year, term loan payments of approximately $11.1 million are due that will be paid primarily from cash generated from operations. In the prior year, our financing activities revolved primarily around refinancing and additional borrowings for the acquisition of Penford Australia.

Penford has paid a quarterly cash dividend since 1992. The quarterly dividend rate paid since April 2000 has remained at $0.06 per share. We paid $452,000 in dividends to our shareholders this quarter. In the same period last year, we paid dividends of $891,000, which represented payments for two quarterly dividends. Although our Board of Directors reviews the dividend policy on a periodic basis, we anticipate that we will continue to pay quarterly dividends in the foreseeable future.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of our outstanding common stock. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. We have not purchased any of our common stock during fiscal 2001 or to date in fiscal 2002.

Recent Accounting Developments

Effective September 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We are in the process of performing the required impairment test.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

The market risk associated with the Company’s market risk sensitive instruments is the potential loss from adverse changes in interest rates, foreign currency exchange rates, and commodities prices.

The Company is unaware of any material changes to the market risk disclosures referred to in the Company’s Report on Form 10-K for the year ended August 31, 2001.

PART II — OTHER INFORMATION

Item 1  Legal Proceedings

A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho. The complaint sought civil penalties for alleged violations of the Clean Air Act claims and compensatory damages for alleged trespass, nuisance and personal injury claims. The Clean Air Act claims were dismissed with prejudice by the federal court’s Summary Judgment order dated July 24, 2001.

In December 2001, the Court entered an order granting plaintiffs’ counsel’s motion to withdraw from the case on the grounds that they have been unable to obtain information from their clients that might substantiate the plaintiffs’ personal injury claims. The court has directed the plaintiffs to appear or obtain counsel by January 20, 2002, or risk dismissal of their claims with prejudice.

Item 2  Changes in Securities and Use of Proceeds

Not applicable

Item 3  Defaults Upon Senior Securities

Not applicable

Item 4  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5  Other Information

On January 4, 2002, the Registrant issued a press release announcing that it will strategically restructure business operations to strengthen the Company’s position as a market leader in delivering technically-differentiated, specialty ingredients to the food, paper and textile industries. For further information, refer to the press release filed as exhibit 99.1 to this Form 10-Q.

Item 6  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	(2.1)	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

	(3.1)	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1995)

	(3.2)	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

	(3.3)	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(4.1)	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s Amendment to Registration Statement on Form 8-A/A dated May 5, 1997)

(10.1)	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*

(10.2)	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*

(10.3)	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*

(10.4)	Change of Control Agreements between Penford Corporation and Messrs. Cook, Horn, Keeley, and Kunerth (a representative copy of these agreements is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1995)*

(10.5)	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1993)*

(10.6)	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)*

(10.7)	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 1996)*

(10.8)	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.9)	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.10)	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)*

(10.11)	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.12)	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)

(10.13)	Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.14)	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty. Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.15)	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.17)	First Amendment dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)

(10.18)	Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)

(10.19)	Second Amendment dated as of May 31, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)

(99.1)	Press release dated January 4, 2002

*	Denotes management contract or compensatory plan or arrangements

(b)	There were no filings on Form 8-K in the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation

(Registrant)

January 11, 2002	/s/ Jacqueline L. Davidson

Date	Jacqueline L. Davidson Vice President of Finance (Chief Accounting Officer)