Form 10-Q
period 2002-02-28
PENFORD CORP
filed 2002-04-12
CIK 739608

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

Yes [X]  No [   ]

The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of April 8, 2002 was 7,626,369.

PENFORD CORPORATION AND SUBSIDIARIES

INDEX

		Page No.

PART I - FINANCIAL INFORMATION
Item 1 -	Financial Statements
	Condensed Consolidated Balance Sheets February 28, 2002 and August 31, 2001	3
	Condensed Consolidated Statements of Operations Three and Six Months Ended February 28, 2002 and February 28, 2001	4
	Condensed Consolidated Statements of Cash Flows Six Months Ended February 28, 2002 and February 28, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	15
PART II — OTHER INFORMATION
Item 1 -	Legal Proceedings	16
Item 2 -	Changes in Securities and Use of Proceeds	16
Item 3 -	Defaults Upon Senior Securities	16
Item 4 -	Submission of Matters to a Vote of Security Holders	16-17
Item 5 -	Other Information	17
Item 6 -	Exhibits and Reports on Form 8-K	17-19
SIGNATURES		20

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	February 28, 2002	August 31, 2001

ASSETS
Current assets:
Trade accounts receivable	$26,777	$27,304
Inventories	20,271	23,564
Prepaid expenses and other	5,996	6,505

Total current assets	53,044	57,373
Property, plant and equipment, net	133,697	140,558
Deferred income taxes	13,208	13,214
Restricted cash value of life insurance	11,574	11,866
Other assets	5,596	5,838
Goodwill	14,840	15,264

Total assets	$231,959	$244,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, net	$1,069	$1,776
Accounts payable	11,272	13,477
Accrued liabilities	9,549	8,541
Current portion of long-term debt	15,945	17,658

Total current liabilities	37,835	41,452
Long-term debt	86,111	94,969
Other postretirement benefits	11,238	11,129
Deferred income taxes	22,590	22,947
Other liabilities	8,155	7,904
Shareholders’ equity:
Common stock	9,581	9,511
Additional paid-in capital	25,026	24,340
Retained earnings	66,002	65,526
Treasury stock	(32,757)	(32,757)
Accumulated other comprehensive loss	(1,822)	(908)

Total shareholders’ equity	66,030	65,712

Total liabilities and shareholders’ equity	$231,959	$244,113

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended February 28		Ended February 28

(Dollars in thousands except share and per share data)	2002	2001	2002	2001

Sales	$54,837	$55,843	$111,142	$107,732
Cost of sales	44,773	46,825	90,880	87,761

Gross margin	10,064	9,018	20,262	19,971
Operating expenses	5,346	5,711	10,060	10,824
Research and development	1,450	1,694	3,021	3,344
Restructure costs	1,383	—	1,383	—

Income from operations	1,885	1,613	5,798	5,803
Interest expense, net	1,711	2,838	3,778	5,329

Income (loss) before taxes and extraordinary item	174	(1,225)	2,020	474
Income tax expense (benefit)	30	(393)	636	170

Income (loss) before extraordinary item	144	(832)	1,384	304
Extraordinary loss on early extinguishment of debt, net of income taxes of $478	—	—	—	888

Net income (loss)	$144	$(832)	$1,384	$(584)

Weighted average common shares and equivalents outstanding, assuming dilution	7,735,320	7,458,615	7,668,426	7,651,659
Earnings (loss) per common share, basic and diluted:
Income (loss) before extraordinary item	$0.02	$(0.11)	$0.18	$0.04

Extraordinary loss	$—	$—	$—	$(0.12)

Net income (loss)	$0.02	$(0.11)	$0.18	$(0.08)

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28

(Dollars in thousands)	2002	2001

Operating activities:
Net income (loss)	$1,384	$(584)
Adjustments to reconcile net income to net cash from operations:
Loss on early extinguishment of debt	—	888
Depreciation and amortization	8,903	8,886
Deferred income taxes	(318)	142
Change in operating assets and liabilities, excluding impact of Penford Australia Limited acquisition:
Trade receivables	1,505	(3,697)
Inventories	2,865	(1,768)
Accounts payable, prepaids and other	(1,481)	(194)

Net cash from operating activities	12,858	3,673
Investing activities:
Investment in property, plant and equipment	(2,633)	(7,645)
Acquisition of Penford Australia Limited	—	(55,953)
Other	550	1,121

Net cash used by investing activities	(2,083)	(62,477)
Financing activities:
Proceeds from revolving line of credit	6,989	42,135
Payments on revolving line of credit	(9,184)	(36,411)
Proceeds from long-term debt	—	105,509
Payments on long-term debt	(7,483)	(50,571)
Payment of fees for early extinguishment of debt	—	(1,366)
Exercise of stock options	574	531
Payment of dividends	(904)	(891)

Net cash provided (used) by financing activities	(10,008)	58,936
Effect of exchange rate changes on cash and cash equivalents	(60)	49

Net increase in cash and equivalents	707	181
Cash and cash equivalents (bank overdraft) at beginning of period	(1,776)	(313)

Cash and cash equivalents (bank overdraft) at end of period	$(1,069)	$(132)

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Results of operations for the three- and six-month periods ended February 28, 2002 are not necessarily indicative of future financial results.

Penford’s revenues and operating results may vary from quarter to quarter. The Company experiences seasonality with its Penford Australia operations in that it has lower sales volumes and gross margins in Australia and New Zealand’s summer months, which corresponds to the second fiscal quarter.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001 included in the Penford Corporation and Subsidiaries’ annual report on Form 10-K, SEC File No. 0-11488.

Certain prior year amounts have been reclassified to conform with the current year presentation, which had no effect on previously reported net income.

3. Recent Accounting Developments

Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this accounting standard also require the completion of a transitional impairment test as of the date of adoption with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed the transitional test and determined that there was no impairment of goodwill at September 1, 2001.

The Company’s goodwill of $14.8 million and $15.3 million at February 28, 2002 and August 31, 2001, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The decrease in the carrying value of goodwill since August 31, 2001 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollars on the translation of this asset.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported income (loss) before extraordinary item and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended		Six Months Ended
	February 28		February 28

(Dollars in thousands except per share data)	2002	2001	2002	2001

Reported income (loss) before extraordinary item	$144	$(832)	$1,384	$304
Add: Goodwill amortization	—	205	—	336

Adjusted income (loss) before extraordinary item	$144	$(627)	$1,384	$640

Earnings (loss) per common share, diluted:
Reported income (loss) before extraordinary item	$0.02	$(0.11)	$0.18	$0.04
Goodwill amortization	—	0.03	—	0.04

Adjusted income (loss) before extraordinary item	$0.02	$(0.08)	$0.18	$0.08

The impact of the non-amortization of goodwill on net income (loss) and earnings (loss) per share is the same as in the above table.

4. Inventories

The components of inventory are as follows:

(Dollars in thousands)	February 28, 2002	August 31, 2001

Raw materials	$6,933	$9,164
Work in progress	527	610
Finished goods	12,811	13,790

Total inventories	$20,271	$23,564

5. Other Comprehensive Income (Loss)

     The components of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	February 28		February 28

(Dollars in thousands)	2002	2001	2002	2001

Net income (loss)	$144	$(832)	$1,384	$(584)
Change in unrealized gains (losses) on derivative instruments that qualify as cash flow hedges	—	(190)	(31)	(1)
Foreign currency translation adjustments	131	573	(884)	(1,550)

Comprehensive income (loss)	$275	$(449)	$469	$(2,135)

6. Segment Reporting

The Company operates in one business segment: developing, manufacturing, and marketing specialty natural-based ingredient systems for various applications.

Information about the Company’s operations by geographic area, including its operations in North America, Australia and New Zealand, follows:

	Three Months Ended		Six Months Ended
	February 28		February 28

(Dollars in thousands)	2002	2001	2002	2001

Sales
- North America	$41,008	$41,275	$81,986	$83,125
- Australia/New Zealand	13,829	14,568	29,156	24,607

	$54,837	$55,843	$111,142	$107,732

Income (loss) before extraordinary item
- North America	$(193)	$(764)	$361	$(73)
- Australia/New Zealand	337	(68)	1,023	377

	$144	$(832)	$1,384	$304

(Dollars in thousands)	February 28, 2002	August 31, 2001

Total Assets
- North America	$167,718	$175,038
- Australia/New Zealand	64,241	69,075

	$231,959	$244,113

7. Earnings (Loss) Per Common Share Before Extraordinary Item

The following table presents the computation of basic and diluted earnings (loss) per share before extraordinary item:

	Three Months Ended		Six Months Ended
	February 28		February 28

	2002	2001	2002	2001

Income (loss) before extraordinary item (in thousands)	$144	$(832)	$1,384	$304

Weighted average common shares outstanding	7,556,052	7,458,615	7,543,627	7,446,331
Net effect of dilutive stock option	179,268	—	124,799	205,328

Weighted average common shares outstanding, assuming dilution	7,735,320	7,458,615	7,668,426	7,651,659

Earnings (loss) per common share before extraordinary item, basic and diluted	$0.02	$(0.11)	$0.18	$0.04

Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Due to the loss reported for the three-month period ended February 28, 2001, common stock equivalent shares totaling 184,099 were anti-dilutive, and therefore, not included in the weighted average common shares outstanding calculation.

8. Restructure Costs

On January 4, 2002, Penford announced that it will strategically restructure business operations. As part of the restructuring, Penford will relocate its corporate headquarters from Bellevue, Washington to Denver, Colorado, and terminate the seven employees based in Bellevue. The Company anticipates the relocation to be completed by late fall 2002.

In connection with this restructuring, the Company recorded a charge of $1.4 million, consisting of employee termination costs, lease termination costs and other costs associated with the closure of the Bellevue office.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements concerning Penford’s performance and financial results, including sales increases resulting from continued stabilization in the North American paper industry, anticipated increases in specialty food starches sales resulting from continued acceptance and penetration of protein binder and coating products, sales increases resulting from seasonality, improvements in gross margin percentages resulting from increases in sales volumes and improvement in product mix, declines in natural gas prices, expected levels of operating and research and development expenses, including expected increases in and funding of operating expenses for a strategic restructuring and transition, the level of anticipated interest rates, including the possibility of entering into interest rate swap agreements to limit exposure to higher interest rates, the anticipated level of capital investment, and the expectation that we will continue to pay a quarterly dividend. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for our products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which Penford operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

Forward-looking statements are based on our estimates and opinions on the date the statements are made. We assume no obligation to update any forward-looking statements if circumstances or estimates or opinions should change.

Additional information that could affect Penford’s financial results is included in our 2001 Annual Report to Shareholders and our Form 10-K for the fiscal year ended August 31, 2001 on file with the Securities and Exchange Commission.

Restructuring Announcement

On January 4, 2002, we announced that we will strategically restructure business operations to strengthen our position as a market leader in delivering technically-differentiated, specialty ingredients to the food, paper and textile industries. The restructuring comes as a result of the rapid growth of our North American food ingredients business, the addition of Penford Australia Limited last year and the changing landscape of the North American paper industry. We will relocate corporate headquarters from Bellevue, Washington to Denver, Colorado, a location more central to customers and operations, as well as the base of our fast-growing food ingredients business. We anticipate completing the restructuring late this fall.

Our board of directors appointed Thomas D. Malkoski to serve as our new CEO, as Jeffrey T. Cook, the current president and CEO, is not relocating to Denver for personal reasons. Cook will remain president until an effective transition is completed and also will continue as a member of our board of directors.

Malkoski brings extensive branded foods and specialty food ingredients experience to Penford Corporation. He also has significant knowledge in running complex organizations the size of Penford. Malkoski spent the last four years as president and CEO of North American operations for Griffith Laboratories, a specialty food ingredients business. Prior to that, he worked for Chiquita Brands International, successfully managing its Asian and South Pacific operations for several years. Malkoski began his career with Procter and Gamble in 1980 where he progressed to major product category management responsibilities.

In connection with this restructuring, we recorded a charge of $1.4 million, consisting of employee termination costs, lease termination costs, and other costs associated with the closure of the Bellevue office, during the second quarter ended February 28, 2002.

In addition to these costs, we will incur incremental general and administrative costs during the transition period that do not meet the technical accounting definition of restructure costs. These costs will include recruiting and relocation fees for the new chief executive officer, chief financial officer and other members of the corporate staff, and overlap of key personnel during the transition, as well as the costs associated with establishing the new office in the Denver area. We expect that incremental general and administrative expenses will be approximately $0.2 – $0.3 million per quarter through late fall 2002.

Results of Operations

Three months ended February 28, 2002 compared to three months ended February 28, 2001

In the three months ended February 28, 2002, sales decreased $1.0 million, or 2%, to $54.8 million. The decrease from $55.8 million in the prior year is attributed to the decline in sales volumes for paper customers due to continued weakness in the North American paper industry. As a result, sales of our industrial products declined $1.4 million, or 5%, over the comparative period last year. Offsetting this decrease were higher sales volumes of specialty starch-based ingredients systems for the North American food industry. Sales for these products grew $1.2 million, or 12%, over last year’s second quarter, mainly the result of new sales to a global food service customer starting in March 2001 under terms of a two-year agreement, as well as new customer and market initiatives. Reported sales for our Australian operations decreased by $0.7 million, or 5%, due primarily to the decline in the U.S.-Australian dollar exchange rate. On a local currency basis, however, sales for Penford Australia increased slightly.

We expect that overall sales will improve modestly over the coming fiscal quarters as we expect continued stabilization in the North American paper industry. Further, we expect growth in food products sales due to continued acceptance and penetration of protein binder and coating products, however at lower rates on a year-to-year basis, because future comparative periods will both include the new sales to a global food service company. Finally, the second quarter is a seasonal low for our Australian operations, while third and fourth quarters are traditionally stronger quarters.

Gross margin was $10.1 million, or 18% of sales, for the three months ended February 28, 2002, compared to $9.0 million, or 16% of sales, for the corresponding prior-year period. The increase in gross margin was caused primarily by the decline in natural gas prices, one of our significant production cost components. This improvement was offset somewhat by the negative impact of lower sales volumes of products to our paper customers and some unfavorable product mix shifts. As we begin to see some modest improvements in sales volumes and mix, we expect to see further improvement in our gross margin percentage over the coming fiscal quarters.

Operating expenses for the three months ended February 28, 2002, exclusive of the restructuring charge of $1.4 million, were $5.3 million, approximately $0.4 million less than the same period last year. This decrease was due to cost savings realized from recent workforce reductions and elimination of goodwill amortization (see “Recent Accounting Developments”). Included in operating expenses this quarter are approximately $0.2 million of transition expenses related to the strategic restructuring, which do not meet the technical accounting definition of restructure costs. While most factors will continue in near-term fiscal quarters, we expect some increase in marketing expenses as we invest in development of new markets for our specialty food ingredients customers. However, we do not expect a significant change in the relationship of operating expenses to sales.

Research and development expenses decreased $0.2 million, or 14%, in the three months ended February 28, 2002 from the corresponding prior-year period, also due to workforce reductions. We expect to continue our ongoing investment in research and development at levels similar to that of the second quarter and as required to support new market initiatives.

Interest expense decreased $1.1 million, or 40%, to $1.7 million for the three months ended February 28, 2002, compared to $2.8 million in the same period last year. Lower average debt balances and the decline in market interest rates drove the improvement. We expect interest expense will decline as we reduce our debt through scheduled repayments on term loans and repayments on our revolving credit arrangements. However, interest expense also will be impacted by any further changes in market interest rates, as our credit facilities have variable interest rates. We may enter into interest rate swap agreements to limit our exposure to higher interest rates.

The effective tax rate for the three months ended February 28, 2002 varied from Federal statutory rates due to the offsetting effects of taxable income and losses incurred in different U.S. and foreign jurisdictions.

Net income was $0.1 million, or $0.02 per common share, for the three months ended February 28, 2002, compared to a net loss of $0.8 million, or $0.11 per common share, for the corresponding period a year ago. Excluding the restructuring charge, net income for the three months ended February 28, 2002 was $1.0 million, or $0.14 per common share.

Six months ended February 28, 2002 compared to six months ended February 28, 2001

Sales for the six months ended February 28, 2002 increased 3% to $111.1 million. The increase from $107.7 million in the prior year is attributed to the acquisition of Penford Australia in September 2000 and higher sales volumes to our customers in the food industry. These increases were offset by the decline in sales volumes to our North American paper customers.

Gross margin for the six months ended February 28, 2002 was $20.3 million, or 18% of sales, compared to $20.0 million, or 19% of sales, for the corresponding prior-year period. For the year-to-date period, the benefit of lower natural gas prices has not fully offset the negative impact of lower sales volumes of products to our paper customers.

Operating expenses for the six months ended February 28, 2002, exclusive of the restructuring charge of $1.4 million, were $10.1 million. This compares to $10.8 million for the corresponding period in the prior year, a decline of 7%, attributable to cost savings realized from workforce reductions late last fiscal year, decreased travel, and the elimination of goodwill amortization (see “Recent Accounting Developments”). Research and development expenses decreased $0.3 million, or 10% in the six months ended February 28, 2002 compared to prior year period, also due to workforce reductions.

Interest expense declined $1.6 million, or 29%, to $3.8 million for the six months ended February 28, 2002, compared to $5.3 million in the same period last year for the reasons described in the quarterly comparison.

During the six months ended February 28, 2001, we prepaid our private placement debt facilities in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the private placement facilities required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit of $478,000.

Net income for the six months ended February 28, 2002 was $1.4 million, or $0.18 per common share, compared to income before extraordinary item of $0.3 million, or $0.04 per common share, for the same period last year. Excluding the restructuring charge, net income for the six months ended February 28, 2002 was $2.3 million, or $0.30 per common share. Including the extraordinary loss, the net loss for the six months ended February 28, 2001 was $0.6 million, or $0.08 per common share.

Liquidity and Capital Resources

At February 28, 2002, Penford had working capital of $15.2 million and $102.1 million outstanding under its credit facilities, which are comprised of term loans, revolving credit and overnight borrowing facilities. We currently have available borrowing capacity of approximately $20 million on our revolving credit and overnight borrowing facilities to fund operations, as it is not our practice to carry cash balances.

Cash flow from operations for the six months ended February 28, 2002 was $12.9 million compared to $3.7 million in the corresponding period of the prior year. The increase in operating cash flows is due primarily to favorable changes in working capital and improved profitability. In addition to normal operating expenses, we will use cash generated from operations to fund the $1.4 million costs of the strategic restructuring over the next 24 months.

We invested $2.6 million in property, plant and equipment during the six months ended February 28, 2002, compared to $7.6 million in the same period last year. Current acquisitions were primarily improvements at the Company’s industrial ingredients production facility in Cedar Rapids, Iowa. We expect, in the near term, to increase our capital investment to levels similar to the prior year to continue upgrades and operational efficiency improvements at our Cedar Rapids facility, as well as at our other North

American, Australian and New Zealand production facilities. As announced on February 19, 2002, we will invest in food-grade production capability at our Cedar Rapids facility, leveraging those existing assets and improving utilization. We may make further commitments for significant new capital projects as we improve the amount of cash generated from operations. In the meantime, we continue to make efficiency and safety improvements as required to maintain our operations in good working order. We expect our capital investments to be approximately $10 million this fiscal year.

On September 29, 2000, we acquired Penford Australia, our operations in Australia and New Zealand, for $56.0 million, which was financed through additional borrowings.

We made payments on our term loan and revolving credit facilities totaling $9.7 million during the six months ended February 28, 2002. During the balance of this fiscal year, term loan payments of approximately $7.5 million are due that we plan to pay primarily from cash generated from operations. In the prior year, our financing activities revolved primarily around refinancing and additional borrowings for the acquisition of Penford Australia.

Penford has paid a quarterly cash dividend since 1992. The quarterly dividend rate paid since April 2000 has remained at $0.06 per share. We paid $0.9 million in dividends to our shareholders during the first half of this fiscal year, approximately the same as the first half of last year. Although our Board of Directors reviews the dividend policy on a periodic basis, we anticipate that we will continue to pay quarterly dividends in the foreseeable future.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of our outstanding common stock. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. We have not purchased any of our common stock during fiscal 2001 or to date in fiscal 2002.

Recent Accounting Developments

Effective September 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The provisions of this accounting standard also require the completion of a transitional impairment test as of the date of adoption with any impairments identified treated as a cumulative effect of a change in accounting principle. We completed the transitional test and determined that there was no impairment of goodwill at September 1, 2001.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

     The market risk associated with the our market risk sensitive instruments is the potential loss from adverse changes in interest rates, foreign currency exchange rates, and commodities prices.

     We are unaware of any material changes to the market risk disclosures referred to in our annual report on Form 10-K for the year ended August 31, 2001, other than a 9% decline in the outstanding balance of long-term debt, which reduces our potential interest rate exposure.

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

In December 2001, the Court entered an order granting plaintiffs’ counsel’s motion to withdraw from the case on the grounds that they have been unable to obtain information from their clients that might substantiate the plaintiffs’ personal injury claims. The court then ordered the plaintiffs to appear in the case by January 20, 2002. Only two of the plaintiffs appeared. Penford’s motion to dismiss the claims of all but the two responding plaintiffs is presently before the court, as is Penford’s motion for summary judgment against the plaintiffs’ personal injury claims.

Recently, the plaintiffs have obtained new counsel, and are challenging Penford’s motion for summary judgment.

Item 2 Changes in Securities and Use of Proceeds

Not applicable

Item 3 Defaults Upon Senior Securities

Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of Penford Corporation was held on February 25, 2002.

(b)	At the annual shareholders meeting, the following directors were elected to serve:

Term to Expire 2003:	Richard T. Crowder
Term to Expire 2004:	Thomas D. Malkoski
Term to Expire 2005:	John C. Hunter, III
William G. Parzybok, Jr.
James E. Warjone

The Board is comprised of those directors elected this year and the following directors completing their terms: Paul H. Hatfield, Jeffrey T. Cook and Sally G. Narodick.

(c)	The following matters were voted upon at the meeting:

1.	For the election of directors:

		% of		% of
	For	Voted	Withheld	Voted

Richard T. Crowder	5,964,054	91.23%	573,298	8.77%
Thomas D. Malkoski	6,106,906	93.42%	430,446	6.58%
John C. Hunter, III	5,964,254	91.23%	573,098	8.77%
William G. Parzybok, Jr.	5,963,952	91.23%	573,400	8.77%
James E. Warjone	6,105,251	93.39%	432,101	6.61%

2.	Approval of amendment to 1994 Stock Option Plan increasing the total aggregate number of shares for which options may be issued under such plan by 500,000 shares.

		% of
	Votes	and Against

For	3,378,161	61.37%
Against	2,126,061	38.63%
Abstain	32,146
Broker non-vote	1,065,276

3.	Approval of amendment to 1994 Stock Option Plan increasing the maximum amount of shares for which options may be granted to any employee in any one fiscal year to 200,000 shares.

		% of
	Votes	and Against

For	3,853,612	70.14%
Against	1,640,310	29.86%
Abstain	42,446
Broker non-vote	1,085,876

(d)	Not applicable

Item 5 Other Information

Not applicable

Item 6 Exhibits and Reports on Form 8-K.

(a)	Exhibits

(2.1)	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(3.1)	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1995)
(3.2)	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(3.3)	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)
(4.1)	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s Amendment to Registration Statement on Form 8-A/A dated May 5, 1997)
(10.1)	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.2)	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.3)	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.4)	Change of Control Agreements between Penford Corporation and Messrs. Horn, Keeley, Kunerth, and Malkoski (a representative copy of these agreements is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1995)*
(10.5)	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1993)*
(10.6)	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)*
(10.7)	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 1996)*
(10.8)	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.9)	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.10)	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)*
(10.11)	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.12)	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.13)	Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.14)	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty. Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.15)	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.17)	First Amendment dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.18)	Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.19)	Second Amendment dated as of May 31, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.20)	Transition Agreement dated as of January 17, 2002 between Registrant and Jeffrey T. Cook*
*	Denotes management contract or compensatory plan or arrangements

(b)	There were no filings on Form 8-K in the quarter ended February 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation

(Registrant)

April 12, 2002	/s/ Jacqueline L. Davidson

Date	Jacqueline L. Davidson Vice President of Finance (Chief Accounting Officer)

Exhibit Index

(2.1)	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(3.1)	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1995)
(3.2)	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)

(3.3)	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)
(4.1)	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s Amendment to Registration Statement on Form 8-A/A dated May 5, 1997)
(10.1)	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.2)	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.3)	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.4)	Change of Control Agreements between Penford Corporation and Messrs. Horn, Keeley, Kunerth, and Malkoski (a representative copy of these agreements is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1995)*
(10.5)	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1993)*
(10.6)	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)*
(10.7)	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 1996)*
(10.8)	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.9)	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.10)	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)*
(10.11)	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.12)	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.13)	Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.14)	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty. Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.15)	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)
(10.17)	First Amendment dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.18)	Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.19)	Second Amendment dated as of May 31, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.20)	Transition Agreement dated as of January 17, 2002 between Registrant and Jeffrey T. Cook*
*	Denotes management contract or compensatory plan or arrangements