Form 10-Q
period 2002-05-31
PENFORD CORP
filed 2002-07-12
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

Yes  [X]           No  [   ]

The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of July 8, 2002 was 7,656,410.

PENFORD CORPORATION AND SUBSIDIARIES

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Condensed Consolidated Balance Sheets May 31, 2002 and August 31, 2001	3

	Condensed Consolidated Statements of Operations Three and Nine Months Ended May 31, 2002 and May 31, 2001	4

	Condensed Consolidated Statements of Cash Flows Nine Months Ended May 31, 2002 and May 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	16

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	17

Item 2 -	Changes in Securities and Use of Proceeds	17

Item 3 -	Defaults Upon Senior Securities	17

Item 4 -	Submission of Matters to a Vote of Security Holders	17

Item 5 -	Other Information	17

Item 6 -	Exhibits and Reports on Form 8-K	17-19

SIGNATURES		20

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	May 31, 2002	August 31, 2001

ASSETS
Current assets:
Trade accounts receivable	$27,591	$27,304
Inventories	28,180	23,564
Prepaid expenses and other	5,260	6,505

Total current assets	61,031	57,373
Property, plant and equipment, net	134,409	140,558
Deferred income taxes	13,235	13,214
Restricted cash value of life insurance	11,720	11,866
Other assets	5,555	5,838
Goodwill	16,191	15,264

Total assets	$242,141	$244,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft, net	$582	$1,776
Accounts payable	14,502	13,477
Accrued liabilities	10,651	8,541
Current portion of long-term debt	20,895	17,658

Total current liabilities	46,630	41,452
Long-term debt	83,191	94,969
Other postretirement benefits	11,263	11,129
Deferred income taxes	22,359	22,947
Other liabilities	8,426	7,904
Shareholders’ equity:
Common stock	9,629	9,511
Additional paid-in capital	25,556	24,340
Retained earnings	66,963	65,526
Treasury stock	(32,757)	(32,757)
Accumulated other comprehensive income (loss)	881	(908)

Total shareholders’ equity	70,272	65,712

Total liabilities and shareholders’ equity	$242,141	$244,113

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended May 31		Ended May 31
(Dollars in thousands except share and per share data)	2002	2001	2002	2001

Sales	$59,137	$58,785	$170,280	$166,517
Cost of sales	47,870	49,261	138,750	137,022

Gross margin	11,267	9,524	31,530	29,495
Operating expenses	5,794	5,997	15,854	16,821
Research and development	1,543	1,539	4,564	4,883
Restructure costs	—	295	1,383	295

Income from operations	3,930	1,693	9,729	7,496
Interest expense, net	1,612	2,522	5,391	7,852

Income (loss) before taxes and extraordinary item	2,318	(829)	4,338	(356)
Income tax expense (benefit)	898	(221)	1,534	(51)

Income (loss) before extraordinary item	1,420	(608)	2,804	(305)
Extraordinary loss on early extinguishment of debt, net of income taxes of $478	—	—	—	888

Net income (loss)	$1,420	$(608)	$2,804	$(1,193)

Weighted average common shares and equivalents outstanding, assuming dilution	7,907,213	7,487,429	7,748,022	7,460,030
Earnings (loss) per common share:
Income (loss) before extraordinary item	$0.19	$(0.08)	$0.37	$(0.04)

Extraordinary loss	$—	$—	$—	$(0.12)

Net income (loss)	$0.19	$(0.08)	$0.37	$(0.16)

Earnings (loss) per share, assuming dilution:
Income (loss) before extraordinary item	$0.18	$(0.08)	$0.36	$(0.04)

Extraordinary loss	$—	$—	$—	$(0.12)

Net income (loss)	$0.18	$(0.08)	$0.36	$(0.16)

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31
(Dollars in thousands)	2002	2001

Operating activities:
Net income (loss)	$2,804	$(1,193)
Adjustments to reconcile net income (loss) to net cash from operations:
Loss on early extinguishment of debt	—	888
Depreciation and amortization	13,337	13,456
Deferred income taxes	(684)	223
Change in operating assets and liabilities, excluding impact of Penford Australia Limited acquisition:
Trade receivables	1,134	(2,300)
Inventories	(3,718)	(1,307)
Accounts payable, prepaids and other	3,386	(4,029)

Net cash from operating activities	16,259	5,738
Investing activities:
Investment in property, plant and equipment	(4,855)	(10,085)
Acquisition of Penford Australia Limited	—	(55,953)
Other	501	354

Net cash used by investing activities	(4,354)	(65,684)
Financing activities:
Proceeds from revolving line of credit	11,538	60,863
Payments on revolving line of credit	(10,559)	(54,087)
Proceeds from long-term debt	—	106,509
Payments on long-term debt	(11,354)	(52,110)
Payment of fees for early extinguishment of debt	—	(1,366)
Exercise of stock options	918	791
Payment of dividends	(1,361)	(1,339)

Net cash provided (used) by financing activities	(10,818)	59,261
Effect of exchange rate changes on cash and cash equivalents	107	154

Net increase (decrease) in cash and equivalents	1,194	(531)
Bank overdrafts at beginning of period	(1,776)	(313)

Bank overdrafts at end of period	$(582)	$(844)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Results of operations for the three- and nine-month periods ended May 31, 2002 are not necessarily indicative of future financial results.

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

Effective September 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, Penford is no longer amortizing goodwill. The Company completed a transitional impairment test for its goodwill and determined there was no impairment to be recorded at September 1, 2001. Penford used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment test. On a prospective basis, the Company is required to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise, based upon a fair value approach. The first annual impairment test performed as of June 1, 2002, determined there was no impairment.

The Company’s goodwill of $16.2 million and $15.3 million at May 31, 2002 and August 31, 2001, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2001 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollars on the translation of this asset.

The following table provides a reconciliation of previously reported income (loss) before extraordinary item and earnings (loss) per share to adjusted amounts assuming that SFAS No. 142 had been applied as of September 1, 2000:

	Three Months Ended		Nine Months Ended
	May 31		May 31
(Dollars in thousands except per share data)	2002	2001	2002	2001

Reported income (loss) before extraordinary item	$1,420	$(608)	$2,804	$(305)
Add: Goodwill amortization	—	191	—	527

Adjusted income (loss) before extraordinary item	$1,420	$(417)	$2,804	$222

Earnings (loss) per common share, diluted:
Reported income (loss) before extraordinary item	$0.18	$(0.08)	$0.36	$(0.04)
Goodwill amortization	—	0.03	—	0.07

Adjusted income (loss) before extraordinary item	$0.18	$(0.05)	$0.36	$0.03

The impact of the non-amortization of goodwill on net income (loss) and earnings (loss) per share is the same as in the above table.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. Penford will be required to adopt the provisions of this statement related to the rescission of FASB Statement No. 4 no later than September 1, 2002. Penford is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

4.	Inventories

The components of inventory are as follows:

(Dollars in thousands)	May 31, 2002	August 31, 2001

Raw materials	$13,603	$9,164
Work in progress	608	610
Finished goods	13,969	13,790

Total inventories	$28,180	$23,564

5.	Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	May 31		May 31
(Dollars in thousands)	2002	2001	2002	2001

Net income (loss)	$1,420	$(608)	$2,804	$(1,193)
Change in unrealized gains (losses) on derivative instruments that qualify as cash flow hedges	(3)	409	(34)	408
Foreign currency translation adjustments	2,707	(256)	1,823	(1,806)

Comprehensive income (loss)	$4,124	$(455)	$4,593	$(2,591)

6.	Segment Reporting

The Company operates in one business segment: developing, manufacturing, and marketing of specialty natural-based ingredient systems for various applications.

Information about the Company’s operations by geographic area, including its operations in North America, Australia and New Zealand, is as follows:

	Three Months Ended		Nine Months Ended
	May 31		May 31
(Dollars in thousands)	2002	2001	2002	2001

Sales
- North America	$43,274	$44,053	$125,261	$127,179
- Australia/New Zealand	15,863	14,732	45,019	39,338

	$59,137	$58,785	$170,280	$166,517

Income (loss) before extraordinary item
- North America	$1,016	$(738)	$1,377	$(812)
- Australia/New Zealand	404	130	1,427	507

	$1,420	$(608)	$2,804	$(305)

(Dollars in thousands)	May 31, 2002	August 31, 2001

Total Assets
- North America	$166,998	$175,038
- Australia/New Zealand	75,143	69,075

	$242,141	$244,113

7.	Earnings (Loss) Per Common Share Before Extraordinary Item

The following table presents the computation of basic and diluted earnings (loss) per share before extraordinary item:

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2002	2001	2002	2001

Income (loss) before extraordinary item (in thousands)	$1,420	$(608)	$2,804	$(305)

Weighted average common shares outstanding	7,626,851	7,487,429	7,571,369	7,460,030
Net effect of dilutive stock options	280,362	—	176,653	—

Weighted average common shares outstanding, assuming dilution	7,907,213	7,487,429	7,748,022	7,460,030

Earnings (loss) per common share before extraordinary item	$0.19	$(0.08)	$0.37	$(0.04)
Earnings (loss) per common share before extraordinary item, assuming dilution	$0.18	$(0.08)	$0.36	$(0.04)

Basic earnings per share reflects only the weighted average common shares outstanding. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Due to the loss in the three months and nine months ended May 31, 2001, common stock equivalent shares of 109,001 and 173,219, respectively, were anti-dilutive, and therefore, not included in the weighted average common shares outstanding calculation.

8.	Restructure Costs

On January 4, 2002, Penford announced a strategic restructuring of its business operations. As part of the restructuring, Penford will relocate its corporate headquarters from Bellevue, Washington to Denver, Colorado, and terminate the employees based in Bellevue. The Company anticipates the relocation to be completed by late fall 2002.

In connection with this restructuring, the Company recorded a charge of $1.4 million, consisting of employee termination costs, lease termination costs and other costs associated with the closure of the Bellevue office.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements concerning Penford’s performance and financial results, including sales increases resulting from continued stabilization in the North American paper industry, anticipated increases in specialty food starches sales resulting from continued acceptance and penetration of protein binder and coating products, improvements in gross margin percentages resulting from increases in sales volumes and improvement in product mix, expected levels of operating and research and development expenses, including expected increases in and funding of operating expenses for a strategic restructuring and transition, the level of anticipated interest rates, including the possibility of entering into interest rate agreements to limit exposure to higher interest rates, the expected level of our effective tax rate, the expectation that we will reduce our debt, the anticipated level of capital investment, and the expectation that we will continue to pay a quarterly dividend. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for our products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which Penford operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

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

Restructuring Announcement

On January 4, 2002, we announced a strategic restructuring of our business operations to strengthen our position as a market leader in delivering technically differentiated, specialty ingredients to the food, paper and textile industries. The restructuring comes as a result of the rapid growth of our North American food ingredients business, the addition of Penford Australia Limited in September, 2000 and the changing landscape of the North American paper industry. We are relocating our corporate headquarters from Bellevue, Washington to Denver, Colorado, a location more central to customers and operations, as well as the base of our fast-growing food ingredients business. We anticipate completing the restructuring late this fall.

On January 4, 2002 our board of directors appointed Thomas D. Malkoski to serve as our new CEO, as Jeffrey T. Cook, the current president and CEO, is not relocating to Denver for personal reasons. Cook will remain president until an effective transition is completed and also will continue as a member of our board of directors.

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

On June 27, 2002 we announced that Steven O. Cordier will join the company as chief financial officer and corporate vice president. Cordier brings an accomplished career of over 22 years in specialty ingredient food and industrial businesses to Penford, with extensive experience in a variety of financial, investor relations and strategic planning roles.

In connection with the strategic restructuring, during the second quarter ended February 28, 2002 we recorded a charge of $1.4 million, consisting of employee termination costs, lease termination costs, and other costs associated with the closure of the Bellevue office.

In addition to these costs, we have incurred and will continue to incur incremental general and administrative costs during the transition period that do not meet the generally accepted accounting definition of restructure costs. These costs include recruiting and relocation fees for the new chief executive officer, chief financial officer and other members of the corporate staff, and overlap of key personnel during the transition, as well as the costs associated with establishing the new office in the Denver area. We expect that incremental general and administrative expenses will be approximately $0.2 - $0.3 million per quarter through late fall 2002.

Results of Operations

Three months ended May 31, 2002 compared to three months ended May 31, 2001

In the three months ended May 31, 2002, sales increased $0.4 million, or 1%, to $59.1 million compared to the corresponding prior-year period. The increase from $58.8 million in the prior year is attributed to improvements in both our North American industrial ingredients and Australian operations. Revenue to North American paper customers grew $0.7 million, the first year over year quarterly revenue growth in two and a half years due to slightly stronger product demand, which follows the economic trends of the North American paper industry. We expect continued stabilization as most economic indicators point to further recovery in paper demand in coming fiscal quarters. Reported sales for our Australian operations also rose by $1.1 million, or 8%, over last year’s third quarter primarily due to a higher U.S.-Australian dollar exchange rate. We expect continued modest improvement in Australia, although changes in the exchange rate may impact this trend. Partially offsetting these increases were lower sales volumes of specialty starch-based ingredients systems to the North American food industry. Sales of these products dropped $1.5 million, or 13%, over last year’s third quarter, mainly the result of softer demand for coatings systems. A contributing factor in this comparison is that the prior year period also included significant pipeline filling for a new large coating customer. We expect our new initiatives in the coatings and protein product categories to provide a platform for revenue growth over the coming fiscal quarters.

Gross margin was $11.3 million, or 19% of sales, for the three months ended May 31, 2002, compared to $9.5 million, or 16% of sales, for the corresponding prior-year period. The increase in gross margin was caused primarily by the decline in natural gas prices, one of our significant production cost components. Higher operating rates and market penetration of new, value-adding products for our customers also contributed to this improvement. It was offset somewhat, however, by the negative impact of lower sales volumes to our North American food customers, as well as higher grain costs and some unfavorable product mix shifts in Australia. As we expect to improve our sales mix and to see some higher sales volumes, we expect to see some further improvement in our gross margin percentage over the coming fiscal quarters.

Operating expenses for the three months ended May 31, 2002 were $5.8 million compared to $6.0 million for the same period last year. However, last year’s expenses included a charge of $0.5 million for transaction costs related to terminated joint venture discussions and $0.2 million of goodwill amortization that was eliminated with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (see “Recent Accounting Developments”). After taking those items into consideration, last year’s ongoing expense level was $5.3 million, which has increased $0.5 million to the current level of $5.8 million. Included in this quarter’s operating expenses are $0.3 million of incremental costs related to the strategic restructuring, which do not meet the generally accepted accounting definition of restructure charge. We have also experienced other increases in benefit costs, commercial insurance and marketing costs, offset by workforce reductions implemented at the end of last year. While most factors will continue in near-term fiscal quarters, we expect some further increase in marketing expenses as we continue to invest in the development of new markets for our specialty food ingredients customers. However, we do not expect a significant change in the relationship of operating expenses to sales.

Research and development expenses in the three months ended May 31, 2002 remained consistent with the corresponding prior-year period. We expect to continue our ongoing investment in research and development at levels similar to that of the third quarter and as required to support new market initiatives.

During the three months ended May 31, 2001 we announced a workforce reduction in our Australian operations, which resulted in a pre-tax charge of $0.3 million.

Interest expense decreased $0.9 million, or 36%, to $1.6 million for the three months ended May 31, 2002, compared to $2.5 million in the same period last year. Lower average debt balances and the decline in market interest rates drove the improvement. We expect interest expense will decline as we reduce our debt through scheduled repayments on term loans and repayments on our revolving credit arrangements. However, interest expense also will be impacted by any further changes in market interest rates, as our credit facilities have variable interest rates. We may enter into interest rate agreements to limit our exposure to higher interest rates.

The effective tax rate for the three months ended May 31, 2002 was higher than the corresponding period in the prior year. Based on an ongoing review of our projected full year tax liability, the effective tax rate applied this quarter was increased principally for state taxes. The effective rate for the three months ended May 31, 2002 brings our tax provision for the nine month period to our expected effective tax rate of 35%. We expect our tax rate to remain consistent with the nine-month rate in coming fiscal quarters, however, it may be impacted by the offsetting effects of taxable income and losses incurred in different U.S. and foreign jurisdictions.

Net income was $1.4 million, or $0.18 per common share, assuming dilution, for the three months ended May 31, 2002, compared to a net loss of $0.6 million, or $0.08 per common share, assuming dilution, for the corresponding period a year ago.

Nine months ended May 31, 2002 compared to nine months ended May 31, 2001

Sales for the nine months ended May 31, 2002 increased 2% to $170.3 million compared to the corresponding prior-year period. The increase from $166.5 million in the prior year is attributed to the acquisition of Penford Australia in September 2000 and higher sales volumes to our customers in the food industry. These increases were offset by the decline in sales volumes to our North American paper customers.

Gross margin for the nine months ended May 31, 2002 was $31.5 million, or 19% of sales, compared to $29.5 million, or 18% of sales, for the corresponding prior-year period. For the year-to-date period, the increase in gross margin was caused primarily by the decline in natural gas prices. This benefit was partially affected, however, by the negative impact of lower sales volumes of products to our paper customers.

Operating expenses for the nine months ended May 31, 2002 were $15.9 million. This compares to $16.8 million for the corresponding period in the prior year, a decline of 6%, attributable to the reasons described in the quarterly comparison. Research and development expenses decreased $0.3 million, or 7% in the nine months ended May 31, 2002 compared to prior year period, also due to targeted workforce reductions implemented at the end of last year.

Last quarter we recorded a $1.4 million pre-tax charge related to our strategic restructuring. This is presented on the same line as the restructuring charge of $0.3 million recorded last year for a work force reduction in our Australian operations.

Interest expense declined $2.5 million, or 31%, to $5.4 million for the nine months ended May 31, 2002, compared to $7.9 million in the same period last year for the reasons described in the quarterly comparison.

The effective tax rate for the nine months ended May 31, 2002 was higher than the corresponding period in the prior year for the reasons explained in the three-month analysis.

During the nine months ended May 31, 2001, we prepaid our private placement debt facilities in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the private placement facilities required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary item, net of the related tax benefit of $478,000.

Net income for the nine months ended May 31, 2002 was $2.8 million, or $0.36 per common share, assuming dilution, compared to a loss before extraordinary item of $0.3 million, or $0.04 per common share, assuming dilution, for the same period last year. Excluding the restructuring charge, net income for the nine months ended May 31, 2002 was $3.6 million, or $0.47 per common share, assuming dilution. Including the extraordinary loss, the net loss for the nine months ended May 31, 2001 was $1.2 million, or $0.16 per common share, assuming dilution.

Liquidity and Capital Resources

At May 31, 2002, Penford had working capital of $14.4 million and $104.1 million outstanding under its credit facilities, which are comprised of term loans, revolving credit and overnight borrowing facilities. We expect to generate sufficient cash flow from operations to reduce our outstanding debt and do not expect to increase borrowings in the normal course of operations for the remainder of this fiscal year and next except for seasonal borrowings related to grain purchasing for our Australian operations, generally in our third fiscal quarter.

Cash flow from operations for the nine months ended May 31, 2002 was $16.3 million compared to $5.7 million in the corresponding period of the prior year. The increase in operating cash flows is due primarily to favorable changes in working capital and improved profitability. In addition to normal operating expenses, we will use cash generated from operations to fund the payment of $1.4 million of accrued strategic restructuring costs over the next two years.

We invested $4.9 million in property, plant and equipment during the nine months ended May 31, 2002, compared to $10.1 million in the same period last year. Capital expenditures in fiscal 2002 were primarily for improvements at the Company’s production facility in Cedar Rapids, Iowa, including an investment in food-grade production capability this quarter that allows us to leverage existing assets and improve asset utilization. We expect that in the near term, our capital investment will increase to levels similar to 2001. This will consists of continued upgrades and operational efficiency improvements at our Cedar Rapids facility, as well as at our other North American, Australian and New Zealand production facilities. We may make further commitments for significant new capital projects as we improve the amount of cash generated from operations. In the meantime, we continue to make efficiency and safety improvements as required to maintain our operations in good working order. We expect our capital investments to be $8-9 million this fiscal year.

On September 29, 2000, we acquired operations in Australia and New Zealand for $56.0 million, which was financed through additional borrowings.

We made term loan payments totaling $11.4 million during the nine months ended May 31, 2002. Annual payments required under the term loans are approximately $15 million. In addition, we are required to make payments on our grain purchasing facility as we use the grain in production in Australia, which is expected to be approximately $6 million.

Under the financial covenants of our credit agreements, we are required over the next two fiscal quarters to improve our leverage ratio (the ratio of our debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization). Although we have significantly improved earnings and reduced our borrowings over the past year, we have limited ability to borrow on available capacity under our credit lines until we have improved our leverage ratio, unless we request and our lenders agree to modify the covenant requirement. However, as mentioned previously, we do not expect to increase our borrowings, other than seasonal borrowing related to grain purchasing for our Australian operations in the third quarter of next year. We anticipate that we will have sufficient borrowing capacity and availability on our credit lines to fund those seasonal grain purchases.

In the prior year, our financing activities revolved primarily around refinancing and additional borrowings for the acquisition of Penford Australia.

Penford has paid a quarterly cash dividend since 1992. The quarterly dividend rate paid since April 2000 has remained at $0.06 per share. We paid $0.9 million in dividends to our shareholders during the first nine months of this fiscal year, approximately the same as the first nine months of last year. Although our Board of Directors reviews the dividend policy on a periodic basis, we anticipate that we will continue to pay quarterly dividends in the foreseeable future.

The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of our outstanding common stock. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. We have not purchased any of our common stock during fiscal 2001 or to date in fiscal 2002.

Recent Accounting Developments

Effective September 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, Penford is no longer amortizing goodwill. We completed a transitional impairment test for our goodwill and determined there was no impairment to be recorded at September 1, 2001. Penford used a fair value approach, using primarily discounted cash flows, to complete the transitional impairment test. On a prospective basis, we are required to test our goodwill for impairment on an annual basis, or more frequently if certain indicators arise, based upon a fair value approach. The first annual impairment test performed as of June 1, 2002, determined there was no impairment.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will now be used to classify those gains and losses. We will be required to adopt the provisions of this statement related to the rescission of FASB Statement No. 4 no later than September 1, 2002. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

The market risk associated with the our market risk sensitive instruments is the potential loss from adverse changes in interest rates, foreign currency exchange rates, and commodities prices.

We are unaware of any material changes to the market risk disclosures referred to in our annual report on Form 10-K for the year ended August 31, 2001, other than a 8% decline in the outstanding balance of long-term debt, which reduces our potential interest rate exposure.

PART II — OTHER INFORMATION

Item 1 Legal Proceedings

A complaint was filed in late November 1999 against Penford in the United States District Court for the District of Idaho. The complaint sought civil penalties for alleged violations of the Clean Air Act and compensatory damages for alleged trespass, nuisance and personal injury claims. The Clean Air Act claims were dismissed with prejudice by the federal court’s Summary Judgment order dated July 24, 2001. Personal injury claims were dismissed with prejudice on summary judgment in May of 2002. Remaining property damage claims were resolved by mutual agreement.

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

(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/A dated September 29, 2000)

(10.17)	First Amendment dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)

(10.18)	Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)

(10.19)	Second Amendment dated as of May 31, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)

(10.20)	Transition Agreement dated as of January 17, 2002 between Registrant and Jeffrey T. Cook (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended February 28, 2002)*

(10.21)	Third Amendment dated as of April 29, 2002 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders

*	Denotes management contract or compensatory plan or arrangements

(b)	There were no filings on Form 8-K in the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation (Registrant)

July 12, 2002	/s/ Jacqueline L. Davidson
Date	Jacqueline L. Davidson Vice President of Finance (Chief Accounting Officer)