Form 10-K
period 2002-08-31
PENFORD CORP
filed 2002-11-27
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-11488

Penford Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1221360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7094 S. Revere Parkway Englewood, Colorado (Address of principal Executive Offices)	80112-3932 (Zip Code)

Registrant’s telephone number, including area code: (303) 649-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

Common Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of October 29, 2002 was approximately $85.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The net number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of October 29, 2002 was 7,692,344.

Documents Incorporated by Reference

      The Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

PART I

Item 1:	Business

     Description of Business

      Penford is in the business of developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications. We use our carbohydrate chemistry expertise to develop functional ingredients with starch as a base for value-added applications in several markets including papermaking, textiles and food products. We manage our business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. Financial information about our segments is included in Note M to the consolidated financial statements.

      Penford’s family of products provides functional characteristics to the markets into which they are sold. Carbohydrate-based specialty starches possess binding and film-forming attributes that provide natural, convenient and cost-effective solutions that make our customers’ products perform better. We have extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, we have specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

      Specialty products for industrial applications are designed to improve the strength, quality and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge). Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Penford’s products are a cost-effective alternative to more expensive synthetic ingredients.

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

     Acquisition and Disposition of Operations and Other Transactions

      In November 2002, Penford licensed to National Starch Corporation, a wholly owned subsidiary of ICI of the UK, the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. We retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the agreements Penford will receive an initial payment and annual royalties for a period of five years. The initial cash proceeds to Penford are expected to be approximately $4.1 million, which is net of transaction expenses. The royalty payments are subject to a minimum of $7 million over the five-year term. In connection with this transaction we also entered into a tolling arrangement under which we will make resistant starch products for National Starch.

      Penford Australia Limited was acquired in September 2000. This acquisition expanded our product offerings to include corn-based food grade products. Penford Australia also expands our global geographic market presence in Australia, Asia, and New Zealand.

      In 1998, we divested our pharmaceuticals operations in a tax-free distribution to shareholders. The divestiture was executed to maximize the growth potential of Penford’s specialty natural-based ingredient systems business, and separately, the pharmaceuticals business.

     Raw Materials

      Corn: Our North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices related to the major U.S. grain markets. The cost of the corn to be purchased for fixed price sales contracts is generally hedged by entering into corn futures contracts.

      Penford Australia’s corn wet milling facilities in Lane Cove and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. Corn is purchased at harvest, March-June, and stored for use for the following year.

      Potato Starch: The facilities in Idaho Falls, Idaho, Richland, Washington and Plover, Wisconsin use by-products from potato processors that contain the starch used as the primary raw material to manufacture modified potato starches. We enter into contracts typically having durations of one to five years with potato processors in North America, primarily in the Northwest and Midwest, to acquire our potato-based raw materials.

      Wheat Products: Penford Australia’s Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products such as wheat starch, wheat gluten and glucose syrup. Tanker trucks from a local flourmill supply wheat flour under a three-year supply agreement that assures supply, which expires September 30, 2003.

      Chemicals: The primary chemicals used in our manufacturing processes are commodity chemicals, subject to price fluctuations due to market conditions.

      Natural Gas: The primary energy source for most of our plants is natural gas. We contract our natural gas supply with regional suppliers, generally under short-term supply agreements, and at times use futures contracts to hedge the price of natural gas in North America.

      Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints, although drought conditions in Australia are impacting the prices of corn and wheat in that area. Penford’s current potato starch requirements constitute a material portion of the available North American supply. There can be no assurance that in the long term, continued growth in demand for corn and potato starch-based ingredients and new product development will not result in capacity constraints.

      Over half of our manufacturing costs are the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists primarily of other utility and labor costs. The prices of our raw materials may fluctuate, and there can be no assurance that prices will not change adversely. To mitigate this risk, we hedge a portion of corn and gas purchases with futures and options contracts in the U.S. and enter into short term supply agreements for other production requirements in all locations.

     Research and Development

      Our research and development efforts cover a range of projects including technical service work focused on specific customer support and projects requiring coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Our research and development expenses were $6.0 million, $6.3 million, and $5.4 million for our fiscal years ended August 31, 2002, 2001 and 2000, respectively.

      At the end of fiscal 2002, Penford had 36 scientists, including 11 PhD’s in carbohydrate and polymer chemistry, who comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of our business.

     Patents, Trademarks and Tradename

      We own a number of patents, trademarks, and tradenames to protect product development and commercialization findings that may provide a competitive advantage in our marketplace. However, most of our products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford. There can be no assurance that the patents we own and utilize will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of these patents. Further, there can be no assurance that our processes or products will not infringe upon the patents of third parties.

      Specialty starch ingredient brand names for our industrial applications include, among others, Penford® Gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive, and the Apollo® starch series. Product brand names for our food ingredient applications include PenBind®, PenCling®, PenPlus® , CanTab®, MAPS™, Mazaca™ and Fieldcleer™.

     Quarterly Fluctuations

      Penford’s revenues and operating results vary from quarter to quarter. We experience seasonality with our Penford Australia operations. We have lower sales volumes and gross margins in Australia and New Zealand’s summer months, which corresponds to our second fiscal quarter. This seasonal decline is caused by the closure of some customers’ plants for public holidays and maintenance during this period. Decreased consumption of some foods, such as bread, which use our products also contribute to this seasonal trend.

     Working Capital

      Penford generally carries a 1-45 day supply of materials required for production, depending on the lead time for the specific items. We manufacture finished goods to customer orders or anticipated demand. We are therefore able to carry less than 30 days supply of most products. Terms for trade receivables and trade payables are standard for the industry and region and generally do not exceed 30-day terms except for trade receivables for export sales.

      We carry a longer supply of corn for our Australian operations. We use an inventory financing credit agreement to purchase corn at harvest in Australia for production requirements for the following year. In fiscal 2002, that purchasing activity increased to provide some of the input requirements for our operations in New Zealand to ensure adequate supply and to minimize exposure to the higher local prices in New Zealand due to increased demand for corn by the dairy feed industry.

     Environmental Matters

      Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of our business in a safe and fiscally responsible manner that protects and preserves the health and safety of our employees, the communities surrounding our plants, and the environment. We continuously monitor environmental legislation and regulations, which may affect any of our operations. We are working with the Environmental Protection Agency on an ongoing enforcement initiative. See Item 3, Legal Proceedings for a further discussion of this matter.

      There have been no material impacts on our operations resulting from compliance with environmental regulations. No unusual expenditures for environmental facilities and programs are anticipated in the coming year.

     Principal Customers

      We sell to a variety of customers for applications in papermaking, textiles and food products. We have several relatively significant customers in each of our businesses. However, over the last three years we had only one customer that exceeded 10% of sales, and that occurred in fiscal 2001 and 2000. MeadWestvaco, a customer of our industrial ingredients business, accounted for approximately 9%, 10% and 15% of total sales in fiscal 2002, 2001 and 2000, respectively.

     Competition

      We compete directly with approximately five other companies that manufacture specialty starches for the papermaking industry and approximately six other companies that manufacture specialty food ingredients. We compete indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Although some of these competitors are larger companies, and have greater financial and technical resources, Penford holds a significant market share of our targeted, niche markets. Application expertise, quality, service and price are the major competitive factors for Penford.

     Employees

      At August 31, 2002, Penford had 670 total employees. In North America we had 365 employees, of which approximately 45% are members of a trade union. An extension of our collective bargaining agreement covering our Cedar Rapids-based manufacturing workforce expires in August 2003, and we expect to successfully renegotiate the agreements. Penford Australia had 305 employees, of which 64% are members of trade unions in Australia and New Zealand. These contracts generally have two year terms and were renegotiated in 2002 and now expire in fiscal 2004. We believe our employee relations are good company-wide.

     Sales and Distribution

      All sales are generated using a combination of direct sales and distributor agreements. We support our sales efforts with technical and advisory assistance in our customers’ use of our products. Penford ships its product promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

      Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to three years or on a spot basis. In fiscal 2002, approximately 65% of these sales are under fixed price contracts, with 35% representing formula price and spot business.

      Since our customers are generally other manufacturers and processors, most of our products are distributed via rail, truck or barge to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.

     Foreign Operations and Export Sales

      Penford further expanded into foreign markets with our acquisition of Penford Australia in September 2000. Penford Australia is the sole producer of corn starch products in Australia and New Zealand and is a leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of packaged food products, as well as products used in the mining and paper industries. Our operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products. Further information about the acquisition of Penford Australia and geographic information can be found in Notes B and M of the Notes to Consolidated Financial Statements in Item 8 of this annual report.

      This geographic expansion subjects us to risks inherent in doing business in multiple countries with different legal and political policies. These risks include boycotts, political changes, currency fluctuations and possible restrictions, taxes and changes in currency exchange rates. Although we do not believe these risks to be significant at this time, there can be no assurance that an occurrence of one of these events would not have an adverse effect on our operations.

      Export sales from our businesses in the U.S. and Australia/ New Zealand accounted for approximately 16%, 18% and 13% of our total sales in fiscal 2002, 2001 and 2000, respectively.

Item 2:     Properties

      Our facilities as of August 31, 2002 are as follows:

	Bldg. Area	Land Area	Owned/
	(Sq. Ft.)	(Acres)	Leased	Function of Facility

North America:
Englewood, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	29	Owned	Manufacture of corn starch products and administration offices
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	16,000	3	Leased	Manufacture of potato and tapioca starch products
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch products
Bellevue, Washington	5,200	—	Leased	Administrative offices
Australia/New Zealand:
Lane Cove, New South Wales	75,700	7	Owned	Manufacture of corn starch products and administrative offices
Tamworth, New South Wales	94,600	6	Owned	Manufacture of wheat starch and gluten products
Tamworth, New South Wales	7,700	605	Owned	Land used for effluent dispersion and agricultural use
Auckland, New Zealand	104,700 —	5 3	Owned Leased	Manufacture of corn starch products

      Our production facilities are strategically located near the sources of raw materials. We believe that our facilities are maintained in good condition and that the capacities of the plants are suitable and sufficient to meet current production requirements. We invest in expansion, improvement and maintenance of our property, plant and equipment as required.

Item 3:     Legal Proceedings

      A complaint filed in late November 1999 against Penford in the United States District Court for the District of Idaho has been resolved. The complaint sought civil penalties for alleged violations of the Clean Air Act and compensatory damages for alleged trespass, nuisance and personal injury claims. The Clean Air Act claims were dismissed with prejudice by the federal court’s Summary Judgment order dated July 24, 2001. Personal injury claims were dismissed with prejudice on summary judgment in May of 2002. Remaining property damage claims were resolved by mutual agreement.

      On November 1, 2000, the Environmental Protection Agency initiated enforcement action in the grain processing industry for adequacy of emission permitting and later included a review of excessive levels of volatile organic compounds in the action. Penford has been contacted, but is not currently the subject of a formal enforcement action, and no assessment has been levied. However, we working with the EPA to resolve any potential issues, and do not believe that resolution of these issues will result in any material adverse affect on the company.

Item 4:     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

     Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	46	Chief Executive Officer
Jeffrey T. Cook	46	President
Steven O. Cordier	46	Vice President and Chief Financial Officer
Jacqueline L. Davidson	42	Vice President, Finance
Gregory C. Horn	54	Vice President and President, Penford Food Ingredients
Gregory R. Keeley	53	Vice President and President, Penford Products Co.
Wallace H. Kunerth	54	Vice President and Chief Science Officer
Robert G. Lowndes	55	Vice President and Managing Director, Penford Australia

      Mr. Malkoski was named Chief Executive Officer in January 2002. He served as President and Chief Executive Officer of Griffith Laboratories, North America from 1997 to 2001. Formerly, he served as Vice President/ Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International. Mr. Malkoski began his career at the Procter and Gamble Company spending twelve years progressing through major product category management responsibilities.

      Mr. Cook served as President and Chief Executive Officer from September 1998 to January 2002 and is serving as President until November 30, 2002. He was Penford’s Vice President, Finance and Chief Financial Officer from 1991 to August 1998, and was the Corporate Treasurer prior to that time.

      Mr. Cordier joined Penford in July 2002 as Chief Financial Officer. He came to Penford from Sensient Technologies. He served as Treasurer from 1995 to 1997 and as Vice President and Treasurer from 1997 to 1999. He completed his term at Sensient as Vice President, Administration. During his tenure at Sensient, he had responsibility for treasury, investor relations and finance functions. In his different positions, he also managed other aspects of operations such as engineering, information technology and marketing. From 1990 to 1995, he was employed at International Flavors & Fragrances in various financial management positions.

      Ms. Davidson has been the Vice President, Finance since February 2001. Prior to that, she served in the same role at The Cobalt Group, Inc. from 1996 to 2001. She was the Controller of Oceantrawl Inc. from 1990 to 1995, and was Vice President, Finance and Chief Financial Officer in 1996. Ms. Davidson is a CPA and began her professional career at Price Waterhouse.

      Mr. Horn joined Penford as Vice President of Marketing in 1993. Since 1995, he has served as the President of our food ingredients business in North America. Before Penford, he was Vice President and General Manager for Sara Lee Corporation.

      Mr. Keeley joined Penford in July 2000 as President of our industrial ingredients business. Before he joined Penford, he served as Strategic Business Executive for Church & Dwight for two years. From 1996 to 1999, he served as Director of Marketing and Sales for Gen Corp. He started his career with Dow Chemical Company, serving in various management roles in sales, marketing and business development.

      Dr. Kunerth has server as our Chief Science Officer since 2000. From 1997 to 2000, he worked at Monsanto Company in food science research management roles. Before Monsanto, he was the Vice President of Technology at Penford’s food ingredients business.

      Mr. Lowndes joined Penford as Managing Director of our Australian/ New Zealand operations when we acquired Penford Australian in September 2000. He served as General Manager of that business from 1995 to 2000 under the ownership of Goodman Fielder Ltd.

PART II

Item 5:	Market for the Registrant’s Common Stock and Related Shareholder Matters

      Penford common stock, $1.00 par value, trades on the Nasdaq Stock Market® under the symbol “PENX.” On October 29, 2002, there were 766 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

Quarter Ended November 30	$12.29	$9.02	$17.94	$9.75
Quarter Ended February 28	$14.00	$11.30	$14.75	$10.13
Quarter Ended May 31	$19.60	$13.95	$13.50	$8.45
Quarter Ended August 31	$18.56	$13.25	$13.45	$10.12

      We have paid dividends to our shareholders since 1992. During each quarter of fiscal year 2002 and 2001, a $0.06 per share cash dividend was declared. Our the Board of Directors reviews our dividend policy on a periodic basis.

Item 6:	Selected Financial Data

	Year Ended August 31

	2002		2001		2000	1999		1998

	(Dollars in thousands except share and per share data)
Operating Data:
Sales	$231,450		$225,672		$175,953	$171,859		$180,493
Cost of sales	189,067		185,369		132,676	131,824		134,853
Gross margin percentage	18.3%		17.9%		24.6%	23.3%		25.3%
Income from continuing operations	$3,816	(1)	$(777	)(2)	$10,362	$6,205	(3)	$8,110	(4)
Diluted earnings per share from continuing operations	$0.49		$(0.10)		$1.33	$0.80		$1.08
Dividends per share	$0.24		$0.24		$0.22	$0.20		$0.20
Average common shares and equivalents	7,794,304		7,637,564		7,765,044	7,749,723		7,530,640
Balance Sheet Data:
Total assets	$239,205		$244,113		$175,623	$173,133		$183,208
Capital expenditures	7,384		12,349		17,480	16,536		10,768
Total debt	96,411		112,627		50,681	56,378		73,896
Shareholders’ equity	68,964		65,712		67,864	59,698		53,995

Notes:	Data for 1998 has been restated to reflect the distribution of 100% of the common stock of Penwest Pharmaceuticals Co. to the shareholders of Penford Corporation, which was completed on August 31, 1998.

2001 data includes eleven months of Penford Australia’s results of operations from the September 29, 2000 date of acquisition.

(1)	Includes a pretax charge of approximately $1.4 million ($0.9 million after-tax, or $0.12 per share) related to a strategic restructuring of business operations and $0.5 million ($0.3 million after tax, or $0.04 per share) related to the write off of Penford’s 1997 investment in an early stage technology company.

(2)	Includes an extraordinary loss on early extinguishment of debt of approximately $1.4 million ($0.9 million after-tax, or $0.12 per share) related to the financing of the Penford Australia Ltd. acquisition.

(3)	Includes a pretax charge of approximately $1.6 million ($1.0 million after-tax, or $0.13 per share) related to restructure costs recorded in connection with an administrative workforce reduction program.

(4)	Includes a pretax charge of approximately $1.9 million ($1.3 million after-tax, or $0.17 per share) related to restructure costs recorded in connection with the spin-off of Penwest Pharmaceuticals Co.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      This report contains forward-looking statements concerning Penford’s performance and financial results, including Penford’s ability to commercialize new specialty starches and value-added ingredients, maintenance or improvement of market share while developing new products targeted to a broader spectrum of the paper-making industry, maintenance of gross margins, increases resulting from added production capability for food-grade corn starches and diversified product offerings, focused marketing projects designed to increase sales of higher value-added products and improve profitability, expected levels of operating and research and development expenses, the level of anticipated interest rates, the expected level of our effective tax rate, the expectation that we will generate sufficient cash flow from operations to reduce our debt and not need to increase borrowings in the normal course of operations for the next fiscal year except for seasonal borrowings to purchase grain (and that we will have sufficient borrowing capacity and availability on our credit lines to funds those seasonal grain purchases), the ability to use cash generated from operations to fund the payment of accrued strategic restructuring costs, the anticipated level of capital investment, and the expectation that we will continue to pay a quarterly dividend. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for our products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which Penford operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

      Forward-looking statements are based on our estimates and opinions on the date the statements are made. We assume no obligation to update any forward-looking statements if circumstances or estimates or opinions should change.

Acquisition of Penford Australia

      On September 29, 2000, we acquired Penford Australia for $54.2 million in cash, plus transaction costs of $1.7 million. Penford Australia is the sole producer of corn starch products in Australia and New Zealand and is a leader in the research, development and commercialization of novel starch-based ingredients. Penford Australia manufactures products used to enhance the functionality of food products, as well as products used in the mining and paper industries. Our operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat products.

      The acquisition provided us with opportunities to develop, manufacture and market specialty carbohydrate-based ingredient systems for our food, paper and textile customers. We immediately added a line of food-grade corn starch items to our product portfolio. Until the acquisition, our food grade product line consisted primarily of potato-based product formulations.

      We also expanded our market access, as well as established a regional platform for manufacturing specialty starches for Asian and African markets. These capabilities further enhance Penford’s ability to commercialize new specialty starches and value-added ingredient systems that provide convenient and cost-effective solutions for customers made from renewable resources.

      The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill. Eleven months of Penford Australia’s results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the year ended August 31, 2001.

     Results of Operations

      While Penford is in the business of developing, manufacturing and marketing functional ingredients and previously reported results of operations as a single segment, we increasingly manage the business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. Therefore, we have expanded our reporting and analysis to present operating results by these three segments, Industrial Ingredients — North America, Food Ingredients — North America and Australia/ New Zealand.

     Fiscal 2002 Compared to Fiscal 2001

          Industrial Ingredients Business — North America

	Year Ended August 31

	2002	2001

	(Dollars in thousands)
Sales	$126,053	$127,300
Cost of sales	$105,751	$109,756
Gross margin	16.1%	13.8%
Income from operations	$9,002	$5,558

      Sales in our industrial business declined 1% in 2002, a result of lower sales volumes trends from 2001 that continued into 2002, a negative product mix shift and pricing. In the latter half of 2002, volumes began to improve as customer demand improved and sales volumes increased slightly over the prior year. The outlook for the paper-making industry, our primary market for our industrial products remains soft. However, we plan to maintain or improve our market share with increased penetration of existing products and by developing new products targeted to a broader spectrum of the paper-making industry. For example, we have commercialized a new liquid natural additive technology for packaging and paper market segments we have not historically targeted.

      Our gross margin improved this year to 16.1% from 13.8% primarily due to the decline in natural gas prices. Natural gas is the primary energy source for the plants that produce industrial products. Negative product mix shifts and pricing were partly offset by lower prices on other raw materials inputs. We expect to maintain our gross margins with higher sales volumes in fiscal 2003 being offset by increases in energy and chemicals costs.

      Income from operations improved significantly over fiscal year 2001 primarily because of the improvement in gross margin. Sales, administration, and research and development were down 6% in fiscal 2002 due to staffing reductions made at the end of 2001.

          Food Ingredients Business — North America

	Year Ended August 31

	2002	2001

	(Dollars in thousands)
Sales	$43,533	$42,772
Cost of sales	$30,114	$29,541
Gross margin	30.8%	30.9%
Income from operations	$6,574	$6,580

      Sales increased 2% over fiscal 2001. We experienced an increase in sales to a new global food service customer, primarily for French fry coatings. The contract, implemented part way through fiscal 2001, was in place for a full year for 2002. However, sales to other French fry coatings customers declined, largely offsetting the positive impact of the new contract. We expect French fry coatings, over half of our business in 2002 to become a smaller relative part of our business as we further commercialize technologies for new products. We also added production capability for food-grade corn starches in North America, which will diversify our product offerings throughout the region.

      Our gross margin did not change significantly from 2001. The benefit realized from a decline in natural gas prices was offset by increases in other manufacturing costs. As a result, income from operations was comparable to the prior year.

          Australia/ New Zealand Operations

	Year Ended August 31

	2002	2001

	(Dollars in thousands)
Sales	$62,311	$55,600
Cost of sales	$53,649	$46,073
Gross margin	13.9%	17.1%
Income from operations	$4,576	$4,347

      Reported sales increased 12% in 2002. This is due primarily to the inclusion of only eleven months of operations in 2001 versus a full year for 2002 because of the September 29, 2000 acquisition date. Proforma sales assuming twelve months of 2001 were comparable to 2002. Volumes increased, offsetting the impact on reported sales of an unfavorable product mix shift. Volumes decreased in two of our most profitable products in 2002 while increasing in several lower margin products. A program was initiated at Penford Australia in 2002 to focus marketing projects on higher value-added products and to improve profitability.

      Our margins deteriorated in 2002 because wheat prices increased due to high export demand resulting from the weak Australian dollar. Additionally, corn costs increased in New Zealand due to stronger demand for feed grains in the dairy industry. The product mix shift also impacted margins.

      Income from operations improved as lower selling, administration, research and development costs totaling approximately $1 million offset the foregoing factors. The reduction in expenses resulted from our adoption of SFAS 142 effective the beginning of fiscal 2002 which requires that goodwill no longer be amortized.. Goodwill amortization expense was $0.7 million in 2001. In addition, we reduced staff at the end of 2001, and the cost of those staff reductions of $0.3 million were recognized in 2001.

     Corporate Overhead, Interest, Taxes and Other

      Corporate overhead expenses increased to $7.1 million from $5.9 million in 2001. This is due primarily to the $1.4 million cost of a strategic restructuring announced in January 2002, primarily for severance and lease termination costs. We also incurred $1.0 million of incremental transition expenses related to the strategic restructuring that do not qualify for inclusion in the restructure charge that are primarily for the costs of hiring new corporate staff and transition personnel costs. In 2001, we recorded a $0.5 million charge incurred in connection with terminated joint venture discussions.

      In 2002, we also recorded a non-operating charge of $0.5 million related to the complete write-off of a 1997 investment in an early stage technology company.

      Interest expense was $7.1 million in 2002 compared to $10.2 million in 2001. This was due to lower market interest rates in the U.S. as well as lower average debt balances than in 2001.

      Our effective tax rate for 2002 was lower than the overall statutory rate of 34% due to the benefits of our foreign sales corporation and research and development tax credits. Our effective rate for 2001 was higher than our statutory rates due to state taxes and nondeductible goodwill amortization.

Fiscal 2001 Compared to Fiscal 2000

Industrial Ingredients Business — North America

	Year Ended August 31

	2001	2000

	(Dollars in thousands)
Sales	$127,300	$142,889
Cost of sales	$109,756	$110,727
Gross margin	13.8%	22.5%
Income from operations	$5,558	$20,087

      Sales declined 11% in 2001 primarily due to lower product shipments to our customers in the paper industry, which was suffering from import competition and decreased demand for their products in the general economic slowdown. We also saw a decline in our average sales price resulting from a product mix shift and pricing.

      The primary factor in our gross margin decline was the increase in natural gas prices in 2001. Lower production volumes, the negative product mix shift and pricing concessions also contributed to the decline.

      As a result of the foregoing, our income from operations decreased. Operating expenses decreased by $0.4 million, including a $0.2 million charge related to a staffing reduction in the fourth quarter of 2001.

Food Ingredients Business — North America

	Year Ended August 31

	2001	2000

	(Dollars in thousands)
Sales	$42,772	$33,063
Cost of sales	$29,541	$21,949
Gross margin	30.9%	33.6%
Income from operations	$6,580	$5,017

      Sales increased 29% in 2001 primarily due to the addition of a new global food service customer, as well as the success of several new products in various food industry market segments.

      Our gross margin declined primarily due to the increase in natural gas prices, offset in part by lower manufacturing costs achieved on higher production volumes.

      Income from operations increased 31% over 2000 due to increased sales. Operating expenses increased 9% to provide the cost of infrastructure needed to support increased business activity.

Australia/ New Zealand Operations

      We acquired Penford Australia subsequent to fiscal 2000. The pro forma impact of the acquisition is presented in Note B to the consolidated financials.

Corporate Overhead, Interest, Taxes and Other

      Corporate overhead increased to $5.9 million from $4.4 million in 2000. Operating expenses for 2001 included a $0.5 million charge for terminated joint venture discussions. Expenses also increased for corporate-wide employee benefit programs, insurance and professional fees.

      Interest expense was $10.2 million in 2001, compared to $4.8 million in the prior year. The increase was attributed to higher debt balances as a result of the acquisition of Penford Australia. Our effective interest rate in fiscal 2001 was consistent with the prior year.

      The effective tax rate in fiscal 2001 varied from statutory rates primarily due to higher state taxes and the non-deductible nature of the goodwill amortization related to the Penford Australia acquisition.

      During the first quarter of fiscal 2001, we paid our private placement debt facilities early in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the private placements required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary loss of $0.9 million, which is net of the related tax benefit of $0.5 million.

Liquidity and Capital Resources

      At August 31, 2002, Penford had working capital of $15.1 million and $50.4 million outstanding under its revolving credit facilities and inventory financing credit agreement. We expect to generate sufficient cash flow from operations to reduce our outstanding debt and do not expect to increase borrowings in the normal course of operations during the year, except for seasonal borrowings related to grain purchasing for our Australian operations, generally in our third fiscal quarter. Discussion of unused capacity on our revolving credit facilities follows below.

      Cash flow from operations was $25.3 million, $13.5 million and $25.6 million in fiscal 2002, 2001 and 2000, respectively. The increase in operating cash flows in 2002 over 2001 is due primarily to favorable changes in working capital and improved profitability. In addition to normal operating expenses, we will use cash generated from operations to fund the payment of $1.3 million of accrued strategic restructuring costs.

      Capital expenditures were $7.4 million, $12.3 million and $17.5 million in fiscal 2002, 2001 and 2000, respectively. Capital expenditures in fiscal 2002 were primarily for improvements at the Company’s facility in Cedar Rapids, Iowa, including an investment in plant capability that allows us to manufacture food-grade products from corn and improve asset utilization. Over the past two years, due to the current operating environment and significant investments made in the prior two years, we reduced capital expenditures from previous levels. We expect that in the next fiscal year, our capital investments are not expected to exceed 2001 levels. This will consist of efficiency improvements at our Cedar Rapids facility, as well as at our other North American, Australian and New Zealand operations. We continue to make efficiency and safety improvements as required to maintain our operations in good working order.

      On September 29, 2000, we acquired operations in Australia and New Zealand for $55.9 million, which we financed through additional borrowings.

      On November 26, 2002, our banks approved an amendment to our credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in 2003. In connection with this modification, we paid a fee of approximately $0.2 million..

      We made term loan payments totaling $15.2 million during fiscal 2002. For fiscal 2003, our banks have approved a revised loan amortization schedule, which reduces our scheduled term loan payments to $12.1 million. We are required to reduce our term loans by an additional $2.1 million in fiscal 2003 under prepayment clauses of our credit agreement. We are also required to use proceeds of $4.1 million from the National Starch transaction to repay our term loans.

      Under the amended financial covenants of our credit agreements, we are required over the coming fiscal quarters to improve our leverage ratio (the ratio of our debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization). Although we have significantly improved earnings and reduced our borrowings over the past year, we have limited ability to borrow on available capacity under our existing credit lines until we improve our leverage ratio. However, as mentioned previously, we do not expect to increase our borrowings, other than seasonal borrowing related to grain purchasing from our Australian operations in the third quarter of next year. We anticipate that we will have sufficient borrowing capacity and availability on our credit lines to fund those seasonal grain purchases.

      Our financial covenants also restrict new indebtedness, require maintenance of minimum tangible net worth and limit annual capital expenditures to $15 million. In addition to the leverage ratio, we are also required to maintain interest coverage and fixed charges coverage ratios. Fixed charges include scheduled principal repayments, interest, rent, taxes, dividends and capital expenditures. If earnings fall below projected levels, we could be required to limit capital expenditures and/or dividends.

      Penford Australia uses an inventory financing credit agreement to purchase corn at harvest in Australia for production requirements for the following year. In fiscal 2002, that purchasing activity increased to provide some of the input requirements for our operations in New Zealand to ensure adequate supply and to minimize exposure to the higher local prices in New Zealand due to increased demand for corn by the dairy feed industry.

      In fiscal 2001, our financial activities revolved primarily around refinancing and additional borrowings for the acquisition of Penford Australia.

      In fiscal 2002, we paid dividends of $1.8 million to our shareholders at a quarterly rate of $0.06 per share. The Board of Directors reviews the dividend policy on a periodic basis, and we have included the continuation of quarterly dividends in our planning for fiscal 2003.

      The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of Penford’s outstanding common stock. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. We did not purchase any of our common stock during fiscal 2002 or 2001, and do not expect to do so in fiscal 2003.

Effects of Inflation

      Inflation has not had a material effect on Penford’s revenue and income from operations the past three years. Inflation is not expected to have a material impact in fiscal 2003.

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates, judgments and assumptions to fairly present results of operations and financial position. We believe that our estimates, judgments and assumptions are reasonable based upon information available to us at the time this report was prepared. To the extent there are material differences between our estimates, judgments and assumptions and the actual results, our financial statements will be affected.

      In many cases, the accounting treatment of a particular transaction is significantly dictated by generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management’s judgments in selecting among available alternatives would not produce a materially different result. Our chief financial officer has reviewed our accounting policies and related disclosures with our Audit committee. The notes to our consolidated financial statements contain a summary of our accounting policies. However, the accounting policies that we believe are the most important to our financial statements and that require the most difficult, subjective and complex judgments include the following:

•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

      A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

      We make judgments about our ability to collect outstanding receivables and provide allowances for the portion of receivables that we may not be able to collect. We record our estimate of accounts that we will not be able to collect based upon a specific review of our larger accounts that make up approximately 64% of our accounts receivable. For those accounts not specifically reviewed, we estimate uncollectible amounts based on the age of the receivable compared to the terms offered. If our estimates do not reflect our future ability to collect outstanding invoices, we may experience losses in excess of the reserves we have established. At August 31, 2002 and 2001 our allowance for doubtful accounts receivable was $345,000 and $301,000, respectively. The majority of our allowance is related to our industrial ingredients business, and reflects the difficult economics in the paper making industry.

Hedging Activities

      We use derivatives, primarily futures contacts, to reduce our exposure to price fluctuations of commodities used in our manufacturing processes in the United States. We have elected to designate these activities as hedges. This election allows us to defer gains and losses on those derivative instruments until the underlying commodity is used in the production process.

      The requirements for our designation of hedges are very complex, and require judgments and analysis to qualify as hedges as defined by SFAS 133. These judgments and analysis include an assessment that the derivative instruments we use are effective hedges of the underlying risks. If we were to fail to meet the requirements of SFAS 133, or if we do not designate these derivative instruments as hedges, we would be required to mark these contracts to market at each reporting date. We had deferred gains of $169,000 and $31,000 at August 31, 2002 and 2001, respectively, which is reflected in accumulated other comprehensive income in both years.

Benefit Plans

      Penford has stock option plans for its employees and directors. Because we grant options to employees at the market price on date of grant, we follow the policy of recording no compensation expense for those option grants. An alternative financial reporting standard, SFAS 123, provides a methodology for estimating the hypothetical compensation expense associated with stock option grants, which expense is then amortized over the vesting period. As required by SFAS 123, we have disclosed the pro forma impact of this alternative accounting treatment in Note F to the consolidated financial statements.

      Penford has defined benefit plans for its employees providing retirement benefits and coverage for retiree health care. Qualified actuaries determine the estimated cost of these plans annually. These actuarial estimates are based on assumptions of the discount rate used to calculate the present value of future payments, the expected investment return on plan assets, the estimate of future increases in compensation rates and the estimate of increases in the cost of medical care. We make judgments about these assumptions based on our historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in our financial statements. Disclosure about these estimates and assumptions are included in Note H to the consolidated financial statements.

Valuation of Goodwill

      We are required to assess whether the value of goodwill reported on our balance sheet has been impaired on an annual basis, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While we engage qualified valuation experts to assist in this process, their work is based on our estimates of future operating results and allocation of goodwill to our business units. If future operating results differ materially from our estimates, the value of goodwill could be adversely impacted.

New Accounting Pronouncements

      Effective September 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, Penford is no longer amortizing goodwill. We have completed the required transitional impairment test at September 1, 2001, as well as the annual update as of June 1, 2002 and determined there was no impairment to the recorded value of goodwill. Penford uses a fair value approach, using primarily discounted cash flows, to complete the impairment tests. On a prospective basis, we are required to continue to test our goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

      In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. We adopted SFAS No. 145 on September 1, 2002, and will be required to apply the new rules for these transactions in the future.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for cost associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments and Positions

      Penford is exposed to market risks that are inherent in the financial instruments that we use in the normal course of business. We may use various hedge instruments to manage or reduce market risk, but we do not use derivative financial instrument transactions for speculative purposes. Our primary market risks are discussed below.

Long-term debt

      All of Penford’s long-term debt has variable interest rates, which are set for periods of one to six months. We have managed interest rates using interest rate swaps in the past, but there are no such instruments outstanding as of August 31, 2002. The carrying value of our variable-rate long-term debt as of August 31, 2002 of $96.4 million was approximately equal to the fair value.

      Our market risk has been calculated as the possible increase in fair value resulting from a hypothetical one-point change in interest rates. The market risk associated with a one-point change in interest rates at August 31, 2002 and 2001, is approximately $1.2 million and $2.1 million, respectively.

Foreign Currency Exchange Rates

      We have U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with our foreign operation, Penford Australia. Currently, cash generated by Penford Australia’s operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2002, approximately 33.9% of our total debt was denominated in Australian dollars.

      Because of the natural hedge created by our Australian borrowings, we have not maintained any derivative instruments to further mitigate our U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on our review, may result in the incorporation of derivative instruments in our hedging strategy. Our currency exchange rate risk between our Australian and New Zealand operations is not significant. The impact of a 10% change in the foreign currency exchange rates compared with the U.S. dollar would not have a significant impact on reported net income for the year ended August 31, 2002.

      From time to time, we enter into foreign exchange forward contracts to manage our exposure to receivables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2002, we did not have any foreign exchange forward contracts outstanding. At that date, we had trade receivables of US$0.5 million at Penford Australia.

Commodities

      The availability and price of corn, Penford’s most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. To reduce the price risk caused by market fluctuations, we generally follow a policy of using exchange-traded futures and options contracts to hedge our exposure to corn price fluctuations in North America. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes in corn.

      Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. We have estimated our market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2002 and 2001, the fair value of our net corn position was approximately $0.2 million and $1.9 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2002 and 2001, is estimated at $21,000 and $188,000, respectively.

      Over the past two years, prices for natural gas have increased over historic levels. Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by market fluctuations, we generally enter into short-term purchase contracts or use exchange-traded futures and options contracts to hedge our exposure to natural gas price fluctuations. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes in natural gas.

      Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. We have estimated our market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2002, the fair value of our natural gas contracts was a loss of approximately $0.5 million. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2002 is estimated at $45,000. We did not have any natural gas derivatives positions at August 31, 2001.

Item 8:     Penford Corporation Consolidated Financial Statements

Consolidated Balance Sheets

	August 31

	2002	2001

	(Dollars in thousands)
Assets
Current assets:
Trade accounts receivable, net	$29,744	$27,304
Inventories	27,956	23,564
Prepaid expenses and other	5,171	6,505

Total current assets	62,871	57,373
Property, plant and equipment:
Land	13,153	12,977
Plant and equipment	267,837	261,687
Construction in progress	5,415	3,812
Less accumulated depreciation	(154,363)	(137,918)

Net property, plant and equipment	132,042	140,558
Deferred income taxes	10,375	13,214
Restricted cash value of life insurance	11,705	11,866
Other assets	6,362	5,838
Goodwill, net	15,850	15,264

	$239,205	$244,113

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft, net	$989	$1,776
Accounts payable	17,161	13,477
Accrued liabilities	10,872	8,541
Current portion of long-term debt	18,779	17,658

Total current liabilities	47,801	41,452
Long-term debt	77,632	94,969
Other postretirement benefits	11,240	11,129
Deferred income taxes	20,474	22,947
Other liabilities	13,094	7,904
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 9,666,149 shares in 2002 and 9,511,178 in 2001, including treasury shares	9,666	9,511
Additional paid-in capital	26,055	24,340
Retained earnings	67,513	65,526
Treasury stock, at cost, 1,981,016 shares in 2002 and 2001	(32,757)	(32,757)
Accumulated other comprehensive income (loss)	(1,513)	(908)

Total shareholders’ equity	68,964	65,712

	$239,205	$244,113

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands except share
	and per share data)
Sales	$231,450	$225,672	$175,953
Cost of sales	189,067	185,369	132,676

Gross margin	42,383	40,303	43,277
Operating expenses	21,940	22,911	17,202
Research and development expenses	5,986	6,325	5,359
Restructure costs	1,383	486	—

Income from operations	13,074	10,581	20,716
Other non-operating expense	(486)	—	—
Investment income	84	134	39
Interest expense	(7,108)	(10,185)	(4,813)

Income before income taxes and extraordinary item	5,564	530	15,942
Income taxes	1,748	419	5,580

Income before extraordinary item	3,816	111	10,362
Extraordinary loss on early extinguishment of debt, net of applicable income taxes of $478 in 2001	—	888	—

Net income (loss)	$3,816	$(777)	$10,362

Weighted average common shares and equivalents outstanding, assuming dilution	7,794,304	7,637,564	7,765,044

Earnings per common share:
Income before extraordinary item
Basic	$0.50	$0.02	$1.40

Diluted	$0.49	$0.02	$1.33

Net income (loss)
Basic	$0.50	$(0.10)	$1.40

Diluted	$0.49	$(0.10)	$1.33

Dividends declared per common share	$0.24	$0.24	$0.22

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Operating activities:
Net income (loss)	$3,816	$(777)	$10,362
Adjustments to reconcile net income (loss) to net cash from operations:
Loss on early extinguishment of debt	—	888	—
Loss on write-off of long-term investment	486	—	—
Depreciation and amortization	17,793	18,294	13,786
Deferred income taxes	1,123	(1,020)	1,662
Stock compensation expense related to non-employee director stock options	263	144	301
Change in operating assets and liabilities excluding impact of Penford Australia Limited acquisition:
Trade receivables	(2,068)	(3)	888
Inventories	(3,835)	(848)	(98)
Accounts payable, prepaids and other	7,687	(3,138)	(1,261)

Net cash flow from operating activities	25,265	13,540	25,640
Investing activities:
Acquisitions of property, plant and equipment, net	(7,384)	(12,349)	(17,480)
Acquisition of Penford Australia Limited	—	(55,953)	—
Other	658	(1,245)	108

Net cash used by investing activities	(6,726)	(69,547)	(17,372)
Financing activities:
Proceeds from revolving line of credit	13,369	73,865	58,807
Payments on revolving line of credit	(15,574)	(70,031)	(59,227)
Proceeds from long-term debt	—	108,510	—
Payments on long-term debt	(15,191)	(55,923)	(5,277)
Payment of fees for early extinguishment of debt	—	(1,366)	—
Exercise of stock options	1,251	1,077	1,086
Purchase of treasury stock	—	—	(2,430)
Payment of dividends	(1,819)	(1,790)	(1,555)

Net cash from (used by) financing activities	(17,964)	54,342	(8,596)

Effect of exchange rate changes on cash and cash equivalents	212	202	—

Net increase (decrease) in cash and cash equivalents	787	(1,463)	(328)
Cash and cash equivalents (bank overdrafts) at beginning of year	(1,776)	(313)	15

Cash overdrafts at end of year	$(989)	$(1,776)	$(313)

Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
Interest	$7,306	$10,496	$5,091
Income taxes, net	$(1,222)	$1,641	$3,456

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

					Note Receivable	Accumulated
					from	Other	Total
		Additional			Savings &	Comprehensive	Share-
	Common	Paid-In	Retained	Treasury	Stock	Income	holders’
	Stock	Capital	Earnings	Stock	Ownership Plan	(Loss)	Equity

	(Dollars in thousands)
Balances, September 1, 1999	$9,267	$21,459	$59,370	$(30,327)	$(71)	—	$59,698
Net income			10,362				10,362
Exercise of stock options	117	969					1,086
Tax benefit of stock option exercises		408					408
Stock compensation expense related to non-employee director stock options	8	293					301
Savings and Stock Ownership Plan activity					71		71
Purchase of treasury stock				(2,430)			(2,430)
Dividends declared			(1,632)				(1,632)

Balances, August 31, 2000	9,392	23,129	68,100	(32,757)	—	—	67,864
Net loss			(777)				(777)
Change in unrealized gains on derivative instruments that qualify as cash flow hedges						31	31
Foreign currency translation adjustments						(939)	(939)

Comprehensive loss							(1,685)
Exercise of stock options	119	958					1,077
Tax benefit of stock option exercises		109					109
Stock compensation expense related to non-employee director stock options		144					144
Dividends declared			(1,797)				(1,797)

Balances, August 31, 2001	9,511	24,340	65,526	(32,757)	—	(908)	65,712
Net income			3,816				3,816
Additional minimum pension liability						(1,996)	(1,996)
Change in unrealized gains on derivative instruments that qualify as cash flow hedges						138	138
Foreign currency translation adjustments						1,253	1,253

Comprehensive income							3,211
Exercise of stock options	155	1,096					1,251
Tax benefit of stock option exercises		356					356
Stock compensation expense related to non-employee director stock options and option accelerations		263					263
Dividends declared			(1,829)				(1,829)

Balances, August 31, 2002	$9,666	$26,055	$67,513	$(32,757)	$—	$(1,513)	$68,964

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note A — Summary of Significant Accounting Policies

     Business

      Penford is in the business of developing, manufacturing and marketing specialty natural-based ingredient systems for various applications, including papermaking and food products. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford’s products provide binding and film-forming characteristics that improve customer’s products through convenient and cost-effective solutions made from renewable sources. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.

      The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and to develop applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

      While Penford is in the business of developing, manufacturing and marketing functional ingredients and previously reported results of operations as a single segment, we increasingly manage the business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. Therefore, we have expanded our reporting and analysis to present operating results by these three segments.

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

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Cash equivalents consist of money market funds, short-term deposits and commercial paper. Amounts are reported in the balance sheets at cost, which approximates market value.

      Penford’s reported cash overdrafts in the accompanying balance sheets represent the net amounts required to cover uncleared checks. Cash is netted against uncleared checks of $2,092,000 and $2,948,000 at August 31, 2002 and 2001, respectively.

Concentration of Credit Risk, Financial Instruments, Significant Customer and Export Sales

      Approximately half of the Company’s sales in fiscal 2002 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. To date, the Company has not experienced any significant credit losses as a result of these economic conditions.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts that management believes is sufficient to cover potential credit losses. The allowance was $345,000 and $301,000 at August 31, 2002 and 2001, respectively. The company wrote off receivables of approximately $184,000, $368,000 and $93,000 for the years ended August 31, 2002, 2001 and 2000. Additional allowances were recorded of approximately $228,000, $356,000 and $158,000 for the years ended August 31, 2002, 2001 and 2000.

      The carrying value of financial instruments including cash, cash equivalents, receivables, payables, and variable-rate long-term debt approximates market value at August 31, 2002.

      Sales to a customer comprised approximately 9%, 10% and 15% of consolidated sales in fiscal 2002, 2001 and 2000, respectively. Export sales accounted for approximately 16%, 18% and 13% of consolidated sales in fiscal 2002, 2001 and 2000, respectively.

     Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $17,116,000, $17,002,000 and $13,704,000 was expensed in 2002, 2001 and 2000, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

      Interest is capitalized on major construction projects while in progress. No interest was capitalized in 2002, and $120,000 and $329,000 was capitalized in 2001 and 2000, respectively.

     Goodwill

      Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142, adopted September 1, 2001.

      Effective with the adoption of this standard, Penford is no longer amortizing goodwill. The Company completed a transitional impairment test at September 1, 2001 as well as the annual update as of June 1, 2002. Penford uses a fair value approach, using primarily discounted cash flows, to complete impairment tests. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

      The Company’s goodwill of $15.9 million and $15.3 million at August 31, 2002 and 2001 respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2001 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

      The following table provides a reconciliation of previously reported income (loss) before extraordinary item and earnings (loss) per share before extraordinary item to adjusted amounts assuming that SFAS No. 142 had been applied as of September 1, 2000:

Year End August 31

2001

(Dollars in
thousands except
per share data)
Reported income (loss) before extraordinary item	$111
Add: Goodwill amortization	463

Adjusted income (loss) before extraordinary item	$574

Earnings (loss) per common share, diluted:
Reported income (loss) before extraordinary item	$0.02
Goodwill amortization	0.06

Adjusted income (loss) before extraordinary item	$0.08

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

     Revenue Recognition

      Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped, and title transfers to the customer.

     Research and Development

      Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the life of the patents. Patent costs of $236,000, $123,000, and $51,000 were capitalized in 2002, 2001 and 2000, respectively.

     Employees

      At August 31, 2002, Penford had 670 total employees. In North America we had 365 employees, of which approximately 45% are members of a trade union. An extension of our collective bargaining agreement covering our Cedar Rapids-based manufacturing workforce expires in August 2003. Penford Australia had 305 employees, of which 64% are members of trade unions in Australia and New Zealand. These agreements generally have two year terms and were renegotiated in 2002 and now expire in fiscal 2004.

     Foreign Currency Translation

      The financial statements of Penford Australia have been translated from New Zealand and Australian dollars to U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation gain resulting from the change in exchange rate from the September 29, 2000 date of acquisition to August 31, 2002 is reported as a component of other comprehensive income.

     Recent Accounting Developments

      In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. We adopted SFAS No. 145 on September 1, 2002, and will be required to apply the new rules for these transactions in the future.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for cost associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

Note B — Acquisition of Penford Australia

      On September 29, 2000, Penford acquired Penford Australia for $54.2 million in cash, plus transaction costs of approximately $1.7 million. Penford Australia is the sole producer of corn starch products in Australia and New Zealand and a leader in the research, development and commercialization of novel starch-based products. Penford Australia manufactures products used to enhance the functionality of food products, as well as products used in the mining and paper industries. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat products.

      The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill. Eleven months of Penford Australia’s results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the year ended August 31, 2001.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Penford Australia, as if the acquisition had occurred on September 1, 2000 and 1999. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Penford Australia constituted a single entity during such periods.

	Year Ended August 31

	2001	2000

	(Dollars in thousands
	except per share data)
Revenue	$232,601	$242,218
Income before extraordinary item	188	12,073
Net income (loss)	(700)	12,073
Earnings (loss) per common share:
Income before extraordinary item	$0.03	$1.63

Net income (loss)	$(0.09)	$1.63

Earnings (loss) per common share, assuming dilution:
Income before extraordinary item	$0.02	$1.55

Net income (loss)	$(0.09)	$1.55

Note C — Inventories

      Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out (“FIFO”) method. Components of inventory are as follows:

	August 31

	2002	2001

	(dollars in thousands)
Raw materials and other	$14,250	$9,164
Work in progress	597	610
Finished goods	13,109	13,790

Total inventories	$27,956	$23,564

      To reduce the price risk caused by market fluctuations for the corn purchased for its North American operations, the Company generally follows a policy of using exchange-traded futures contracts to hedge its exposure to commodity price fluctuations. The instruments used are principally readily marketable exchange-traded futures contracts that are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes of the hedged commodity. As of August 31, 2002, the Company had designated certain derivative instruments as fair value hedges of certain of the Company’s firmly committed fixed-price commodity purchase contracts and had designated certain derivative instruments as cash flow hedges of specific volumes of commodities that will be purchased and processed in a future month. For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings in the period when the finished goods produced from the hedged item are sold. The Company’s cash flow hedges at August 31, 2002 will be recognized in earnings over the next twelve months. The amount of ineffectiveness related to the Company’s hedging activities was not material.

Note D — Debt

	August 31

	2002	2001

	(Dollars in thousands)
Secured credit agreements — revolving loans, 4.94% weighted average interest rate at August 31, 2002	$43,735	$47,650
Secured credit agreements — term loans, 5.31% weighted average interest rate at August 31, 2002	46,046	60,492
Inventory financing credit agreement, 6.23% interest rate at August 31, 2002	6,630	3,745
Lines of credit	—	740

	96,411	112,627
Less current portion	18,779	17,658

Long-term debt	$77,632	$94,969

      Maturities of long-term debt for the fiscal years beginning with the year ending August 31, 2003 are as follows (dollars in thousands):

2003	$18,779
2004	59,084
2005	15,348
2006	3,200

$96,411

      On November 15, 2000, a $130 million credit facility was completed to finance the acquisition of Penford Australia and to replace existing credit facilities. The combined credit facilities in the U.S. and Australia consist of $65 million in term loans and $65 million of revolving lines of credit. These revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on either LIBOR in the U.S. and BBSY in Australia or prime rate, depending on the selection of borrowing options. All of Penford’s assets secure the credit facility, and the credit facility agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and capital expenditures as well as maintenance of leverage, interest and fixed charge coverage ratios. We were in compliance with all debt covenants at August 31, 2002. On November 26, 2002, the Company’s banks approved an amendment to the credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in 2003 to reflect the current operating environment and to ensure continued availability of credit. We are required to reduce our term loans by an additional $2.1 million in fiscal 2003 under prepayment clauses of our credit agreement. Maturities of long-term debt shown above reflect the amended repayment schedule. The Company expects to continue to be in compliance with the amended covenants.

      Of the facilities replaced by the acquisition financing in fiscal 2001, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which has been presented as an extraordinary loss of $0.9 million, net of the related tax benefit of $0.5 million.

Note E — Leases

      Certain of the Company’s property, plant and equipment is leased under operating leases ranging from one to ten years with renewal options. Rental expense under operating leases was $5,393,000, $5,518,000 and $4,855,000 in 2002, 2001 and 2000, respectively. Future minimum lease payments for fiscal years beginning with the fiscal year ending August 31, 2003 for noncancelable operating leases having initial lease terms of more than one year are as follows (dollars in thousands):

2003	$5,268
2004	4,110
2005	2,493
2006	1,769
2007	1,475
Thereafter	4,545

$19,660

Note F — Stock-based Compensation Plans

      As of August 31, 2002, the Company had two stock option plans for which 2,467,599 shares of common stock were authorized for grants of options: the 1994 Stock Option Plan (the “1994 Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”).

      The 1994 Plan provides for the granting of stock options at the fair market value of the Company’s common stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant.

      The Directors’ Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company’s common stock on the date of grant. At each director’s annual election, annual grants, retainers and meeting fees may be received in the form of non-qualified stock options in lieu of cash compensation. Options granted under the Directors’ Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year.

      Changes in stock options for the three years ended August 31 follow:

			Weighted Average
	Shares	Option Price Range	Exercise Price

Balance, September 1, 1999	1,134,031	$5.77 – 14.88	$9.16
Granted	327,493	$11.16 – 19.31	$15.28
Exercised	(116,631)	5.77 – 12.32	9.11
Cancelled	(67,625)	8.13 – 10.00	9.08

Balance, August 31, 2000	1,277,268	5.77 – 19.31	10.74
Granted	200,042	$7.59 – 13.73	$12.86
Exercised	(119,276)	8.02 – 10.88	9.29
Cancelled	(110,549)	8.02 – 13.73	10.63

Balance, August 31, 2001	1,247,485	5.77 – 19.31	11.22
Granted	302,282	$7.73 – 17.50	$13.05
Exercised	(185,505)	5.77 – 14.88	9.61
Cancelled	(25,671)	9.25 – 13.63	10.68

Balance, August 31, 2002	1,338,591	5.77 – 19.31	11.87

Options Exercisable at August 31
-2000	524,099	$5.77 – 19.31	$9.19
-2001	643,540	5.77 – 19.31	10.04
-2002	700,173	5.77 – 19.31	10.68
Shares available for future grant at August 31, 2002	674,738

      The following table summarizes information concerning outstanding and exercisable options as of August 31, 2002:

	Options Outstanding
				Options Exercisable
		Wtd. Avg.	Wtd.
		Remaining	Avg.		Wtd. Avg.
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$5.77 – 9.23	312,512	4.09	$8.31	232,897	$8.00
9.24 – 13.42	573,928	7.33	10.88	304,281	10.10
13.43 – 19.31	452,151	8.14	15.59	162,995	15.58

	1,338,591			700,173

      The Company uses the intrinsic-value method to record expense for stock options. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards. Had compensation cost been recognized based on the fair value method at the date of grant for options awarded in fiscal 2002, 2001 and 2000 under the Plans, pro forma amounts of the Company’s net income (loss) and earning (loss) per common share would have been as follows:

	Year Ended August 31,

	2002	2001	2000

	(Dollars in thousands except per
	share data)
Net income (loss) — as reported	$3,816	$(777)	$10,362
Net income (loss) — pro forma	2,906	(1,502)	9,646
Net income (loss) per common share — as reported	$0.50	$(0.10)	$1.40
Net income (loss) per common share — pro forma	0.38	(0.20)	1.30
Net income (loss) per common share, diluted — as reported	$0.49	$(0.10)	$1.33
Net income (loss) per common share, diluted — pro forma	0.37	(0.20)	1.24

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2002: risk-free interest rates of 1.7% to 4.2%; expected option life of each vesting increment of 2.7 years for employees and 2.2 years for non-employee directors; expected volatility of 61%; and expected dividends of $0.24 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 2002, 2001 and 2000 was $7.54, $7.48 and 8.90, respectively. The weighted average fair value of options granted under the Directors’ Plan during fiscal years 2002, 2001 and 2000 was $5.56, $8.85 and $8.58, respectively. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 2002, 2001, and 2000 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 2002, 2001, and 2000 that vest over four to five years, and additional grants are generally made annually.

Note G — Income Taxes

      Income before income taxes and extraordinary item is as follows:

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Domestic	$3,137	$(1,812)	$15,942
Foreign	2,427	2,342	—

Total	$5,564	$530	$15,942

      Income tax expense on income before extraordinary item consists of the following:

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Current:
Federal	$(195)	$—	$3,264
State	100	465	654
Foreign	720	1,000	—

	625	1,465	3,918
Deferred:
Federal	1,125	(1,193)	1,322
State	—	—	340
Foreign	(2)	147	—

	1,123	(1,046)	1,662

Total provision	$1,748	$419	$5,580

      A reconciliation of the statutory federal tax to the actual provision for taxes on income before extraordinary item is as follows:

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Statutory tax rate	34%	35%	35%
Statutory tax on income before extraordinary item	$1,892	$186	5,580
State taxes, net of federal benefit	58	273	369
Nondeductible depreciation and amortization	53	231	—
Tax credits, including research and development credits	(245)	(140)	(125)
Effect of enacted tax legislation	1,213	—	—
Tax rate change on net deferred tax liabilities	(270)	—	—
Foreign sales corporation benefit	(709)	(96)	(245)
Lower statutory rate on foreign earnings	(96)	—	—
Other	(148)	(35)	1

Total provision	$1,748	$419	$5,580

      The effect of enacted tax legislation in 2002 of $1,213,000 related to certain provisions of the Job Creation and Worker Assistance Act of 2002 which permit the utilization of net operating losses incurred in 2001 to recoup alternative minimum tax paid over an extended five year carryback period. The impact of this legislation is a reduction of the benefit previously recorded for loss carrybacks due to the difference in regular tax and alternative minimum tax rates.

      The significant components of deferred tax assets and liabilities are as follows:

	Year Ended August 31

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$1,268	$3,476
Research and development credit	623	402
Postretirement benefits	3,934	4,006
Provisions for accrued expenses	3,927	2,744
Net operating losses	—	1,419
Other	623	1,167

Total deferred tax assets	10,375	13,214

Deferred tax liabilities:
Depreciation	20,921	22,114
Other	(447)	833

Total deferred tax liabilities	20,474	22,947

Net deferred tax liabilities	$10,099	$9,733

      The Company had research and development tax credit carryforwards of $0.6 million at August 31, 2002 that expire in fiscal years 2013 through 2022, and federal alternative minimum tax credit carryforwards of $1.3 million, which do not expire under current tax law.

Note H — Pensions and Other Postretirement Benefits

      Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees. The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974. The Company did not make any contributions in 2002 and 2001. Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds, and real estate.

      The Company also maintains two other postretirement benefit plans covering its hourly retirees, as well as a group of its past salaried retirees. Presently, the Company funds the current benefits of its other postretirement benefit plans on a cash basis, and therefore, there are no plan assets.

      The following represents information summarizing the Company’s pension and other postretirement benefit plans:

	Year Ended August 31

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at September 1	$23,122	$21,877	$8,344	$7,578
Service Cost	493	522	254	269
Interest Cost	1,726	1,686	628	589
Plan participants’ contributions	—	—	12	8
Amendments	—	348	—	—
Actuarial (gain) loss	953	(325)	373	138
Change in assumptions	697	611	—	—
Benefits paid	(1,654)	(1,597)	(588)	(295)

Benefit obligation at August 31	25,337 (1)	23,122 (2)	9,023	8,287

Change in plan assets
Fair value of plan assets at September 1	23,430	28,769	—	—
Actual return on plan assets	(2,027)	(3,742)	—	—
Company contributions	—	—	576	287
Plan participants’ contributions	—	—	12	8
Benefits paid	(1,654)	(1,597)	(588)	(295)

Fair value of the plan assets at August 31	19,749 (1)	23,430 (2)	—	—

Funded status of the plan (underfunded)	(5,588)	308	(9,023)	(8,287)
Unrecognized net gain	4,456	(1,485)	(2,217)	(2,842)
Unrecognized transition obligation	246	372	—	—
Unrecognized prior service cost	1,165	1,254	—	—

Prepaid (accrued) benefit cost	$279	$449	$(11,240)	$(11,129)

(1)	Includes a defined benefit pension plan with an accumulated benefit obligation of $13,140 which is in excess of the fair value of plan assets of $9,693.

(2)	Includes a defined benefit pension plan with a projected benefit obligation of $13,084 and an accumulated benefit obligation of $11,886 which is in excess of the fair value of plan assets of $11,475.

      At August 31, 2002 the Company recorded a net pension liability of $3,071,000 to reflect the excess of the accumulated benefit obligations over the fair value of plan assets. That charge is reflected in other comprehensive income, net of tax.

	August 31

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Weighted-average assumptions
Discount Rate	7.50%	7.75%	7.5%	7.75%
Expected return on plan assets	10.00	10.00
Rate of compensation increase	4.00	4.00

      Future benefit costs were estimated assuming medical costs would increase at a 8.5% annual rate for fiscal 2003, decreasing by one half percent ratably over the next eight years to a rate of 4.5%.

	Year Ended August 31

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

	(Dollars in thousands)
Components of net periodic benefit cost
Service Cost	$493	$522	$642	$254	$269	$270
Interest Cost	1,726	1,686	1,609	628	589	549
Expected return on plan assets	(2,258)	(2,797)	(2,590)	—	—	—
Net amortization and deferral	210	(240)	(120)	(195)	(247)	(229)

Benefit cost	$171	$(829)	$(459)	$687	$611	$590

      The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components in fiscal 2002	$173	$(138)
Effect on postretirement benefit obligation as of August 31, 2002	$1,563	$(1,263)

Note I — Other Employee Benefits

Savings and Stock Ownership Plan

      The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 12%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3%. The Company’s matching contributions were $796,000, $692,000 and $666,000 for fiscal years 2002, 2001 and 2000, respectively.

      The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. There were no profit-sharing contributions paid to participants for fiscal years 2002 and 2001. Profit-sharing contributions were $379,000 for fiscal year 2000.

      The shares held by the plan are considered outstanding for purposes of calculating earnings per share. Dividends on shares held by the plan are allocated to participant accounts.

Deferred Compensation Plan

      The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $285,000, $258,000 and $254,000 was accrued in 2002, 2001 and 2000, respectively.

Supplemental Executive Retirement Plan

      The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. For fiscal 2002, 2001 and 2000, the net periodic pension expense accrued for this plan was $399,000, $423,000 and $457,000, respectively.

Health Care and Life Insurance Benefits

      The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $3,548,000, $3,358,000 and $2,851,000 in 2002, 2001 and 2000, respectively.

Superannuation Fund

      The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 8% of each employee’s eligible pay, whereas New Zealand law requires at least a 7.5% and 5% employer contribution for salaried and hourly employees, respectively. Effective July 1, 2002, the minimum contribution in Australia increased to 9%. The Company contributions to superannuation funds were $723,000 and $653,000 in 2002 and 2001, respectively.

Note J — Common Stock Purchase Rights

      On June 16, 1988, Penford distributed a dividend of one right (Right) for each outstanding share of Penford common stock. The Rights will become exercisable if a purchaser acquires 15% of Penford’s common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 15% of the common stock of Penford, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of Penford for one half of the market price of the common stock. In the event that Penford is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by Penford at a price of $0.01 per Right and expire in June 2008.

Note K — Other Comprehensive Income (Loss)

      The components of other comprehensive income (loss) are as follows (dollars in thousands):

	Additional Minimum	Foreign Currency	Derivative Financial
	Pension Liability	Translation Adjustments	Instruments Gains	Total

Balance at August 31, 2000	$—	$—	$—	$—
Foreign currency translation adjustments	—	(939)	—	(939)
Change in fair value of derivatives, net of applicable income taxes of $314	—	—	583	583
Gains from derivative transactions reclassified into earnings from other comprehensive income, net of $297 tax expense	—	—	(552)	(552)

Balance at August 31, 2001	—	(939)	31	(908)
Foreign currency translation adjustments	—	1,253	—	1,253
Change in fair value of derivatives, net of applicable income taxes of $357	—	—	663	663
Gains from derivative transactions reclassified into earnings from other comprehensive income, net of $283 tax expense	—	—	(525)	(525)

Additional minimum pension liability, net of $1,075 tax benefit	(1,996)	—	—	(1,996)

Balance at August 31, 2002	$(1,996)	$314	$169	$(1,513)

      The earnings associated with the Company’s investment in Penford Australia are considered to be permanently invested and no provision for U.S. federal and state income taxes on the related translation adjustment has been provided.

Note L — Earnings (Loss) Per Common Share

      The following table presents the computation of basic and diluted earnings (loss) per share:

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands except share
	and per share data)
Income before extraordinary item	$3,816	$111	$10,362
Extraordinary loss	—	(888)	—

Net income (loss)	$3,816	$(777)	$10,362

Weighted average common shares outstanding	7,594,628	7,473,340	7,414,435
Net effect of dilutive stock options	199,676	—	350,609

Weighted average common shares and equivalents outstanding	7,794,304	7,473,340	7,765,044

Earnings (loss) per common share, basic:
Income before extraordinary item	$0.50	$0.02	$1.40
Extraordinary loss	—	(0.12)	—

Net income (loss)	$0.50	$(0.10)	$1.40

Earnings (loss) per common share, diluted:
Income before extraordinary item	$0.49	$0.02	$1.33
Extraordinary loss	—	(0.12)	—

Net income (loss)	$0.49	$(0.10)	$1.33

Note M — Segment Reporting

      Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. A fourth item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. Intercompany sales of $447,000 between Australia/ New Zealand operations and Food Ingredients — North America in 2002 are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. All interest expense of the Company is included in corporate and other and is not allocated to the other reportable segments. The extraordinary item in 2001 was attributable to corporate and other. The accounting policies of the reportable segments are the same as those described in Note A.

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Sales
• Industrial ingredients — North America	$126,053	$127,300	$142,889
• Food ingredients — North America	43,533	42,772	33,064
• Australia/ New Zealand operations	62,311	55,600	—
• Corporate and other	(447)	—	—

	$231,450	$225,672	$175,953

Depreciation and amortization
• Industrial ingredients — North America	$10,809	$10,963	$10,636
• Food ingredients — North America	3,200	3,135	2,857
• Australia/ New Zealand operations	3,108	3,500	—
• Corporate and other	676	696	—

	$17,793	$18,294	$13,786

Income from operations
• Industrial ingredients — North America	$9,002	$5,558	$20,087
• Food ingredients — North America	6,574	6,580	5,017
• Australia/ New Zealand operations	4,576	4,347	—
• Corporate and other	(7,078)	(5,904)	(4,388)

	$13,074	$10,581	$20,716

Capital expenditures, net
• Industrial ingredients — North America	$4,877	$7,077	$11,044
• Food ingredients — North America	684	2,186	6,360
• Australia/ New Zealand operations	1,802	3,194	76
• Corporate and other	21	(108)	—

	$7,384	$12,349	$17,480

	August 31

	2002	2001

	(Dollars in thousands)
Total Assets
• Industrial ingredients — North America	$108,635	$113,751
• Food ingredients — North America	35,171	37,424
• Australia/ New Zealand operations	75,042	69,275
• Corporate and other	20,357	23,663

	$239,205	$244,113

	August 31

	2002	2001

	(Dollars in thousands)
Goodwill
• Food ingredients — North America	$4,500	$4,500
• Australia/ New Zealand operations	11,350	10,764

	$15,850	$15,264

      Reconciliation of total income from operations for the Company’s segments to income before income taxes and extraordinary item as reported in the consolidated financial statements follows:

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Income from operations	$13,074	$10,581	$20,716
Other non-operating expense	486	—	—
Investment income	84	134	39
Interest expense	(7,108)	(10,185)	(4,813)

Income before income taxes and extraordinary item	$5,564	$530	$15,942

      Information about the Company’s operations by geographic area follows:

	Year Ended August 31

	2002	2001	2000

	(Dollars in thousands)
Sales
• North America	$169,139	$170,072	$175,953
• Australia/ New Zealand	62,311	55,600	—

	$231,450	$225,672	$175,953

	August 31

	2002	2001

	(Dollars in thousands)
Long-lived assets, net
• North America	$105,753	$114,258
• Australia/ New Zealand	42,139	41,564

	$147,892	$155,822

Note N — Other Events

      In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1,383,000 related to severance and other relocation expenses, which is included in operating expenses. The restructuring covers 7 employees, 1 of which had been terminated as of August 31, 2002. All amounts accrued are expected to be paid in fiscal 2003.

      The following table is an analysis of the reserve recorded for the 2002 restructuring (in thousands).

	Employee	Lease Termination
	Costs	and Other	Total

Initial accrual	$1,040	$343	$1,383
Payments	(26)	(79)	(105)

Balance, August 31, 2002	$1,014	$264	$1,278

      In fiscal 2002, the Company incurred a charge of $486,000 related to the complete write-off of Penford’s 1997 investment in an “early stage” technology company. This charge is reported as other non-operating expense.

      In fiscal 2001, the Company incurred other charges of $533,000 for transaction costs related to terminated joint venture discussions and severance costs of $486,000 relating to workforce reductions of administrative employees. The costs are included in operating expenses.

Note O — Subsequent Event

      In November 2002, Penford licensed to National Starch Corporation, a wholly owned subsidiary of ICI of the UK, the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Penford retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the agreements Penford will receive an initial payment and annual royalties for a period of five years. The initial cash proceeds to Penford are expected to be approximately $4.1 million, which is net of transaction expenses. The royalty payments are subject to a minimum of $7.0 million over the five-year term. In connection with this transaction we also entered into a tolling arrangement under which we will make resistant starch products for National Starch.

Note P —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2002	Quarter	Quarter(1)	Quarter	Quarter(2)	Total

	(Dollars in thousands except per share data)
Sales	$56,305	$54,837	$59,137	$61,171	$231,450
Cost of sales	46,106	44,773	47,870	50,318	189,067

Gross margin	10,199	10,064	11,267	10,853	42,383
Net income	1,240	144	1,420	1,012	3,816
Earnings per common share:
Basic	$0.16	$0.02	$0.19	$0.13	$0.50
Diluted	$0.16	$0.02	$0.18	$0.13	$0.49
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

	First	Second	Third	Fourth
Fiscal 2001	Quarter(3)	Quarter	Quarter(4)	Quarter	Total

	(Dollars in thousands except per share data)
Sales	$51,889	$55,843	$58,785	$59,155	$225,672
Cost of sales	40,936	46,825	49,261	48,347	185,369
Gross margin	10,953	9,018	9,524	10,808	40,303
Income (loss) before extraordinary item	1,136	(832)	(608)	415	111
Extraordinary loss	888	—	—	—	888
Net income (loss)	248	(832)	(608)	415	(777)
Earnings (loss) per common share:
Basic	$0.03	$(0.11)	$(0.08)	$0.06	$(0.10)
Diluted	$0.03	$(0.11)	$(0.08)	$0.06	$(0.10)
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

(1)	Second quarter fiscal 2002 operating results include a charge of $1.4 million for costs related to the announcement of a strategic restructuring of the Company’s business operations.

(2)	Fourth quarter fiscal 2002 operating results include a charge of $0.5 million for costs related to the write-off of a long-term investment.

(3)	First quarter fiscal 2001 operating results include an extraordinary loss on early extinguishment of debt of approximately $1.4 million ($0.9 million after tax, or $0.12 per share) related to the prepayment of existing debt to enable the financing of the Penford Australia Ltd. acquisition.

(4)	Third quarter fiscal 2001 operating results include charges of $0.5 million for transaction costs related to terminated joint venture discussions and severance costs of $0.3 million for workforce reductions.

(5)	Fourth quarter fiscal 2001 operating results include charges for severance costs of $0.2 million for workforce reductions.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders

Penford Corporation

      We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note A to the consolidated financial statements, effective September 1, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Seattle, Washington

October 7, 2002, except as to Note D
as to which the date is November 26, 2002

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10:     Directors and Executive Officers of Registrant

      The information set forth under “Election of Directors” in our definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (“2003 Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated herein by reference.

      Information regarding executive officers of the Company is set forth in Part I of this report.

Item 11:     Executive Compensation

      The information set forth under “Executive Compensation” in our 2003 Proxy Statement and is incorporated herein by reference.

Item 12:     Security Ownership of Certain Beneficial Owners and Management

      The information set forth under “Security Ownership of Certain Beneficial Owners and Management” in our 2003 Proxy Statement and is incorporated herein by reference.

Item 13:     Certain Relationships and Related Transactions

      The information relating to certain relationships and related transactions of the Company set forth under “Change-in-Control Arrangements” in our 2003 Proxy Statement and is incorporated herein by reference.

Item 14:     Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

      As of a date within ninety days prior to the filing of this report (the “Evaluation Date”), Penford’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Penford’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of the Evaluation Date. No significant changes in Penford’s internal controls or in other factors have occurred that could significantly affect controls subsequent to the Evaluation Date.

PART IV

Item 15:     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      The consolidated balance sheets as of August 31, 2002 and 2001 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2002 and the report of independent auditors are included in Part II, Item 8.

      (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is presented in the financial statements or notes thereto.

      (3) Exhibits

      See index to Exhibits on page 45.

      (b) Reports on Form 8-K

      Penford filed a report on From 8-K on October 21, 2002 with respect to the relocation of its principal executive office from the State of Washington to Colorado.

      (c) Exhibits

      See Item 15(a)(3), above.

      (d) Financial Statement Schedules

      See Item 15(a)(2), above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENFORD CORPORATION

/s/ THOMAS D. MALKOSKI

Thomas D. Malkoski

Date: November 25, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas D. Malkoski, Steven O. Cordier, Susan M. Iverson and each of them, severally as attorney-in-fact for him or her in any and all capacities, to sign the Annual Report on Form 10-K of Penford Corporation for the fiscal year ended August 31, 2002, and to file same and any amendments, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS D. MALKOSKI Thomas D. Malkoski	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2002

/s/ JEFFREY T. COOK Jeffrey T. Cook	President and Director	October 22, 2002

/s/ STEVEN O. CORDIER Steven O. Cordier	Vice President and Chief Financial Officer Principal Accounting Officer	October 22, 2002

/s/ WILLIAM G. PARZYBOK, JR. William G. Parzybok, Jr.	Chairman of the Board of Directors	October 22, 2002

/s/ RICHARD T. CROWDER Richard T. Crowder	Director	October 22, 2002

/s/ PAUL H. HATFIELD Paul H. Hatfield	Director	October 22, 2002

/s/ JOHN C. HUNTER III John C. Hunter III	Director	October 22, 2002

/s/ SALLY G. NARODICK Sally G. Narodick	Director	October 22, 2002

/s/ JAMES E. WARJONE James E. Warjone	Director	October 22, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas D. Malkoski, certify that:

1.	I have reviewed this annual report on Form 10-K of Penford Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PENFORD CORPORATION

Date: November 25, 2002	/s/ THOMAS D. MALKOSKI Thomas D. Malkoski Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven O. Cordier, certify that:

      1.     I have reviewed this annual report on Form 10-K of Penford Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PENFORD CORPORATION

Date: November 25, 2002	/s/ STEVEN O. CORDIER Steven O. Cordier Chief Financial Officer

INDEX TO EXHIBITS

      Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference.

Exhibit No.	Item

(2.1)	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s Form 8-K/ A dated September 29, 2000)
(3.1)	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1995)
(3.2)	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)
(3.3)	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s Form 10-K for fiscal year ended August 31, 1997)
(4.1)	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s Amendment to Registration Statement on Form 8-A/ A dated May 5, 1997)
(10.1)	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.2)	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.3)	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1991)*
(10.4)	Change of Control Agreements between Penford Corporation and Messrs. Horn, Keeley, Kunerth, Malkoski and Cordier (a representative copy of these agreements is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended August 31, 1995)*
(10.5)	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1993)*
(10.6)	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 21, 1997 (filed on Form S-8 dated March 17, 1997)*
(10.7)	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 1996)*
(10.8)	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.9)	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.10)	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)*
(10.11)	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.12)	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s Form 8-K dated August 31, 1998)
(10.13)	Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 8-K/ A dated September 29, 2000)
(10.14)	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty. Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s Form 8-K/ A dated September 29, 2000)
(10.15)	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s Form 8-K/ A dated September 29, 2000)

Exhibit No.	Item

(10.16)	Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of Nova Scotia, KeyBank National Association, U.S. National Association and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s Form 8-K/ A dated September 29, 2000)
(10.17)	First Amendment dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.18)	Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.19)	Second Amendment dated as of May 31, 2001 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2001)
(10.20)	Transition Agreement dated as of January 17, 2002 between Registrant and Jeffrey T. Cook (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended February 28, 2002)*
(10.21)	Third Amendment dated as of April 29, 2002 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 2002.
(10.22)	Fourth Amendment dated as of November 27, 2002 to Amended and Restated Credit Agreement dated as of November 15, 2000 among Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes management contract or compensatory plan or arrangements