Form 10-Q
period 2002-11-30
PENFORD CORP
filed 2003-01-14
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 2002

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

                Washington                                91-1221360
-------------------------------------------     -------------------------------
         (State of Incorporation)                      (I.R.S. Employer
                                                      Identification No.)

        7094 South Revere Parkway,
            Englewood, Colorado                           80112-3932
-------------------------------------------     -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (303) 649-1900

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
   -----------      -------


The net number of shares of the Registrant's common stock (the Registrant's only outstanding class of stock) outstanding as of January 3, 2003 was 7,799,396.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                              Page
                                                                                                             ------
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - November 30, 2002 and August 31, 2002                             3

       Condensed Consolidated Statements of Income - Three Months ended
         November 30, 2002 and 2001                                                                              4

       Condensed Consolidated Statements of Cash Flow - Three Months ended
         November 30, 2002 and 2001                                                                              5

       Notes to Condensed Consolidated Financial Statements                                                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          12

   Item 4.  Controls and Procedures                                                                             12

PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                                    13

   Signatures                                                                                                   14

   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    November 30,         August 31,
(In thousands, except share and per share data)                                         2002                2002
                                                                                    ------------        ------------
                                                                                    (Unaudited)
                                                        ASSETS
Current assets:
     Cash                                                                           $      3,409        $         --
     Trade accounts receivable                                                            35,468              29,744
     Inventories                                                                          26,014              27,956
     Prepaid expenses and other                                                            6,232               5,171
                                                                                    ------------        ------------
       Total current assets                                                               71,123              62,871

Property, plant and equipment, net                                                       129,940             132,042
Deferred income taxes                                                                     10,609              10,375
Restricted cash value of life insurance                                                   11,783              11,705
Goodwill, net                                                                             16,079              15,850
Other assets                                                                               6,326               6,362
                                                                                    ------------        ------------
         Total assets                                                               $    245,860        $    239,205
                                                                                    ============        ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft, net                                                            $      1,955        $        989
     Accounts payable                                                                     17,867              17,161
     Accrued liabilities                                                                  11,873              10,872
     Current portion of long-term debt                                                    67,261              18,779
                                                                                    ------------        ------------
         Total current liabilities                                                        98,956              47,801

Long-term debt                                                                            27,744              77,632
Other postretirement benefits                                                             11,261              11,240
Deferred income taxes                                                                     19,834              20,474
Other liabilities                                                                         14,953              13,094
                                                                                    ------------        ------------
         Total liabilities                                                               172,748             170,241

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                          --                  --
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         issued 9,776,462 and 9,666,149 shares, respectively                               9,776               9,666
     Additional paid-in capital                                                           26,861              26,055
     Retained earnings                                                                    70,344              67,513
     Treasury stock, at cost, 1,981,016 shares                                           (32,757)            (32,757)
     Accumulated other comprehensive loss                                                 (1,112)             (1,513)
                                                                                    ------------        ------------
         Total shareholders' equity                                                       73,112              68,964
                                                                                    ------------        ------------
         Total liabilities and shareholders' equity                                 $    245,860        $    239,205
                                                                                    ============        ============


The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED NOVEMBER 30

                                   (Unaudited)


(In thousands except share and per share data)                        2002               2001
                                                                  ------------       ------------


Sales                                                             $     66,041       $     56,305

Cost of sales                                                           54,156             46,106
                                                                  ------------       ------------
   Gross margin                                                         11,885             10,199

Operating expenses                                                       6,368              4,714
Research and development expenses                                        1,411              1,571
                                                                  ------------       ------------

   Income from operations                                                4,106              3,914

Non-operating income, net                                                1,912                 23
Interest expense                                                         1,581              2,090
                                                                  ------------       ------------

   Income before income taxes                                            4,437              1,847

Income taxes                                                             1,139                607
                                                                  ------------       ------------

Net income                                                        $      3,298       $      1,240
                                                                  ============       ============

Weighted average common shares and equivalents outstanding:
   Basic                                                             7,716,817          7,531,203
   Diluted                                                           7,883,796          7,601,533

Earnings per share:
   Basic                                                          $       0.43       $       0.16
   Diluted                                                        $       0.42       $       0.16

Dividends declared per common share                               $       0.06       $       0.06








The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED NOVEMBER 30

                                   (Unaudited)

(In thousands)                                                                    2002                2001
                                                                              ------------        ------------

Cash flows from operating activities:
   Net income                                                                 $      3,298        $      1,240
   Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                               4,361               4,486
         Deferred income taxes                                                        (884)               (193)
         Gain on sale of Hi-maize(R) assets                                         (1,916)                 --
         Other                                                                        (379)                 --
   Change in assets and liabilities:
         Trade receivables                                                          (5,860)              1,160
         Inventories                                                                 2,244                 961
         Accounts payable, prepaids and other                                          958                (189)
                                                                              ------------        ------------

   Net cash provided by operating activities                                         1,822               7,465
                                                                              ------------        ------------

Cash flow from investing activities:
   Investment in property, plant and equipment, net                                 (1,543)               (845)
   Proceeds from sale of Hi-maize(R) assets, net                                     2,054                  --
   Proceeds from licensing agreement                                                 1,653                  --
   Other                                                                              (115)                 54
                                                                              ------------        ------------

   Net cash provided by (used in) investing activities                               2,049                (791)
                                                                              ------------        ------------

Cash flow from financing activities:
   Borrowings on revolving line of credit                                            9,078               3,140
   Repayments on revolving line of credit                                           (5,496)             (4,291)
   Repayments of long-term debt                                                     (5,525)             (3,742)
   Issuance of common stock                                                            894                   6
   Payment of dividends                                                               (461)               (452)
                                                                              ------------        ------------

         Net cash used in financing activities                                      (1,510)             (5,339)
                                                                              ------------        ------------

Effect of exchange rate changes on cash and cash equivalents                            82                 (62)
                                                                              ------------        ------------

Net increase in cash and cash equivalents                                            2,443               1,273
Cash and cash equivalents (bank overdrafts), net at beginning of period               (989)             (1,776)
                                                                              ------------        ------------
Cash and cash equivalents (bank overdrafts), net at end of period             $      1,454        $       (503)
                                                                              ============        ============


The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1--BUSINESS

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

2--BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2002 and the condensed consolidated statements of income and cash flows for the interim periods ended November 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

         Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations. The adoption of SFAS No. 144 had no material effect on the Company's results of operations, financial position or liquidity.

         Effective September 1, 2002, the Company adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. The adoption of SFAS No. 145 had no effect on the Company's financial position or results of operations for the three month periods ended November 30, 2002 and 2001.

         Effective January 1, 2003, the Company will adopt SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material impact on its financial position, results of operations or liquidity in the fiscal year ending August 31, 2003.

3--INVENTORIES

         The components of inventory are as follows:

                               November 30,        August 31,
                                   2002               2002
                               ------------       ------------
                                       (In thousands)
Raw materials and other        $     11,932       $     14,250
Work in progress                        604                597
Finished goods                       13,478             13,109
                               ------------       ------------
       Total inventories       $     26,014       $     27,956
                               ============       ============


4--PROPERTY, PLANT AND EQUIPMENT

                                               November 30,         August 31,
                                                   2002                 2002
                                               ------------        ------------
                                                       (In thousands)
Land                                           $     13,264        $     13,153
Plant and equipment                                 269,422             267,837
Construction in progress                              5,877               5,415
                                               ------------        ------------
                                                    288,563             286,405
Accumulated depreciation                           (158,623)           (154,363)
                                               ------------        ------------
       Net property, plant and equipment       $    129,940        $    132,042
                                               ============        ============


5--RESTRUCTURING RESERVE

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During fiscal 2002, the Company recorded restructuring costs totaling $1,383,000 related to severance and other relocation expenses. The restructuring covers 7 employees, 1 of which had been terminated as of August 31, 2002. Four additional employees were terminated during the first quarter of fiscal 2003. The following table is an analysis of the restructuring reserve for the three months ended November 30, 2002.

                                  Employee        Lease Termination
                                    Costs             and Other              Total
                                 ------------     -----------------      ------------
                                                   (In thousands)
Balance, August 31, 2002         $      1,014        $        264        $      1,278
Payments                                 (154)                (22)               (176)
                                 ------------        ------------        ------------
Balance, November 30, 2002       $        860        $        242        $      1,102
                                 ============        ============        ============

6--DEBT

         On November 26, 2002, the Company's banks approved an amendment to the Company's credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in fiscal 2003 to reflect the current operating environment and to ensure continued availability of credit. The Company is required to reduce its term loans by an additional $1.2 million in fiscal 2003 under prepayment clauses of its credit agreement. The Company was in compliance with the amended covenants and expects to be in compliance for the remainder of the fiscal year.

         Pursuant to the Company's credit agreements dated November 2000, the revolving lines of credit expire on October 31, 2003. Therefore, $47.7 million of amounts due on these lines of credit at November 30, 2002 has been classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The Company expects to refinance its revolving credit agreements on or before the maturity date.

7--TAXES

         The Company's effective tax rate for the three months ended November 30, 2002 varied from the comparable period last year due to a lower tax rate applied as a result of the sale of certain assets of the Company's Hi-maize(R) business in Australia as discussed in Note 11.

8--OTHER COMPREHENSIVE INCOME (LOSS)

         The components of total comprehensive income are as follows:

                                                                     Three Months ended November 30,
                                                                       2002                 2001
                                                                    ------------        ------------
                                                                            (In thousands)
Net income                                                          $      3,298        $      1,240
Foreign currency translation adjustments                                     752              (1,014)
Change in unrealized gains (losses) on derivative instruments
   that qualify as cash flow hedges                                         (351)                (31)
                                                                    ------------        ------------
       Total comprehensive income                                   $      3,699        $        195
                                                                    ============        ============


9--SEGMENT REPORTING

         Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. Intercompany sales of $61,000 in the three months ended November 30, 2002 between Australia/New Zealand operations and Food Ingredients--North America are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. There were no intercompany sales in the three months ended November 30, 2001.

                                               Three Months ended November 30,
                                                   2002                 2001
                                               ------------        ------------
                                                       (In thousands)
Sales:
   Industrial Ingredients--North America       $     35,688        $     29,472
   Food Ingredients--North America                   11,511              11,506
   Australia/New Zealand operations                  18,903              15,327
   Corporate and other                                  (61)                 --
                                               ------------        ------------
                                               $     66,041        $     56,305
                                               ============        ============

Income (loss) from operations:
   Industrial Ingredients--North America       $      2,811        $      1,315
   Food Ingredients--North America                    1,700               1,870
   Australia/New Zealand operations                   1,400               1,573
   Corporate and other                               (1,805)               (844)
                                               ------------        ------------
                                               $      4,106        $      3,914
                                               ============        ============


         Reconciliation of total income from operations for the Company's segments to income before income taxes as reported in the condensed consolidated financial statements follows:

                                  Three Months ended November 30,
                                     2002                2001
                                 ------------        ------------
                                         (In thousands)
Income from operations           $      4,106        $      3,914
Non-operating income, net               1,912                  23
Interest expense                       (1,581)             (2,090)
                                 ------------        ------------
Income before income taxes       $      4,437        $      1,847
                                 ============        ============

10--EARNINGS PER SHARE

         Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. At November 30, 2002 and 2001, there were 166,979 and 70,330 dilutive stock options, respectively.

11--NATIONAL STARCH

         In November 2002, the Company sold certain assets of its resistant starch Hi-maize(R) business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of ICI of the U.K, for $2.5 million. The Company recorded a $1.9 million pre-tax gain on the sale of these assets, which gain is included in non-operating income, net in the Condensed Consolidated Statements of Income for the three months ended November 30, 2002.

         The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which will be amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company.

         The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion and statements found in the Notes to the Condensed Consolidated Financial Statements contain certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act, as amended, that involve known and unknown risks and uncertainties, such as statements of Penford's plans, objectives, expectations and intentions, including the Company's expectation to be in compliance with its amended debt covenants, the expectation that the Company will be able to refinance its revolving credit agreement on or before the maturity date, the expectation that the Company will not need to increase borrowings in the normal course of operations for the remainder of the fiscal year and the expectation that the Company will not incur additional compensation expenses related to its outgoing officers. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects," or comparable terminology or by strategies or trends. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's reports filed with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended August 31, 2002. You should not rely on these forward-looking statements, which reflect only the Company's opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

RESULTS OF OPERATIONS

         Results of operations for the Company's three segments is presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the consolidated financial statement. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries.

Sales

         For the three months ended November 30, 2002, consolidated sales increased $9.7 million, or 17%, to $66.0 million from $56.3 million for the three months ended November 30, 2001.

         Sales at the Company's Industrial Ingredients--North America business unit increased by $6.2 million, or 21%, in the first quarter of fiscal 2003 compared to the year-ago quarter. Increased volumes and positive shifts in the product mix attributed to the improvement in sales as paper industry customers reconfigured manufacturing processes and replenished inventories.

         Sales at Penford's Australia/New Zealand operations rose $3.6 million, or 23% in the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002 due to increases in volumes, improvements in the product mix and favorable currency exchange rates.

         The Food Ingredients--North America sales in the first quarter of fiscal 2003 of $11.5 million were comparable to the year-ago quarter. Minor increases in sales volumes for the quarter were off-set by negative changes in the product mix as French-fry coating sales were down from the same quarter last year.

Income from operations

         Consolidated income from operations increased by $0.2 million, or 5%, to $4.1 million for the quarter ended November 30, 2002 as compared to the year-ago quarter.

         Income from operations at the Company's Industrial Ingredients--North America business unit more than doubled to $2.8 million for the first quarter of fiscal 2003 compared to the year-ago quarter. Spurring this growth was the aforementioned double-digit sales volume growth for the quarter and favorable manufacturing costs, which offset higher natural gas costs.

         Income from operations at Penford's Australia/New Zealand operations declined by 11% in the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002. The significant revenue gains discussed in the Sales section above were more than off-set by historically high raw material grain costs caused by the continuing drought in the region.

         The Food Ingredients--North American business unit recorded income from operations of $1.7 million for the three months ended November 30, 2002. This represents a decline of $0.2 million, or 9%, as compared to income from operations for the same period in 2001. Impacting this decline was higher potato starch and chemical raw materials costs and unfavorable production yields. Partly offsetting these factors was a $0.2 million decrease in the unit's research and development costs due to reductions in personnel.

Corporate operating expenses, interest and taxes

         Corporate operating expenses increased approximately $1.0 million in the first quarter of fiscal 2003 compared to the same quarter in the prior year. This increase is primarily due to increases in executive personnel, travel costs and professional fees. During the first quarter of fiscal 2003, the Company incurred increased compensation expenses for both current and outgoing officers of the Company. The compensation expenses in the first quarter of 2003 for outgoing officers did not qualify as restructuring costs. The Company does not anticipate additional compensation expenses for its outgoing officers during the remainder of fiscal 2003.

         Interest expense decreased 24% in the three months ended November 30, 2002 compared to the same quarter in fiscal 2002 due to lower debt balances and favorable interest rates.

         The Company's effective tax rate for the three months ended November 30, 2002 varied from the comparable period last year due to a lower tax rate applied as a result of the sale of certain assets of the Company's Hi-maize(R) business in Australia as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Non-operating income, net

         Non-operating income, net increased in the first quarter of fiscal 2003 due to the gain on the sale of certain assets of the Company's Hi-maize(R) business as discussed in Note 11 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 2002, the Company had $27.8 million in negative working capital compared to $15.1 million of positive working capital at August 31, 2002. Excluding the current portion of the Company's revolving and term credit agreement, the Company had $32.9 million of positive working capital at November 30, 2002. Cash flow from operations was $1.8 million and $7.5 million for the three months ended November 30, 2002 and 2001, respectively. The decrease in operating cash flow is primarily due to an increase in accounts receivable at November 30, 2002, reflecting higher sales at the Company's Industrial Ingredients--North America and Australia/New Zealand business units and a U.S. holiday which coincided with the Company's quarter end.

         Cash flow from investing activities increased approximately $2.8 million primarily due to the receipts of cash related to the Company's sale of certain assets of its Hi-maize(R) business and an upfront licensing fee for the use of certain intellectual property. See Note 11 to the Condensed Consolidated Financial Statements.

         At November 30, 2002, the Company had $54.2 million outstanding under its revolving credit facilities and Australian inventory financing credit agreement. The Company's revolving lines of credit mature October 31, 2003. Therefore, $47.7 million due on these lines of credit at November 30, 2002 has been classified as current maturities of long-term debt. The Company expects to refinance its revolving credit agreements on or before the maturity date.

         Under the amended financial covenants of its credit agreements, the Company is required over the coming fiscal quarters to improve its leverage ratio (the ratio of the debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization). The Company has limited ability to borrow on available capacity under its existing credit lines until the leverage ratio improves. However, the Company does not expect to increase borrowings, other than seasonal borrowing related to grain purchasing in our Australia/New Zealand operations. The Company anticipates that it will have sufficient borrowing capacity and availability on its credit lines to fund those seasonal grain purchases.

         The financial covenants in the Company's credit agreement also restrict new indebtedness, require maintenance of minimum tangible net worth and limit annual capital expenditures to $15 million for fiscal 2003. In addition to the leverage ratio, the Company is also required to maintain interest coverage and fixed charges coverage ratios. If earnings fall below projected levels, the Company may be required to limit capital expenditures and/or dividends. The Company was in compliance with the amended covenants and expects to be in compliance for the remainder of the fiscal year.

         During the first quarter of fiscal 2003, the Company paid dividends of $0.5 million, comparable to the dividend payment in the same quarter last year. Any future dividends will be paid at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk associated with the Company's market risk sensitive instruments is the potential loss from adverse changes in interest rates, foreign currency exchange rates, and commodities prices. The Company is unaware of any material changes to the market risk disclosures referred to in the Company's Report on Form 10-K for the year ended August 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

         Penford management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934 within 90 days prior to the date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officers completed their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) There were no filings on Form 8-K in the quarter ended November 30, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Penford Corporation
                                ---------------------------------------------
                                (Registrant)




January 14, 2003                          /s/ Steven O. Cordier
                                ---------------------------------------------
                                            Steven O. Cordier
                                Vice President and Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas D. Malkoski, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Penford
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is begin prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       PENFORD CORPORATION


Date:  January 14, 2003                       /s/ THOMAS D. MALKOSKI
                                       ----------------------------------------
                                                Thomas D. Malkoski
                                              Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven O. Cordier, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Penford
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is begin prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        PENFORD CORPORATION


Date:  January 14, 2003                        /s/ STEVEN O. CORDIER
                                        ---------------------------------------
                                                 Steven O. Cordier
                                              Chief Financial Officer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002