Form 10-Q
period 2003-02-28
PENFORD CORP
filed 2003-04-14
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 28, 2003

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________________


                           Commission File No. 0-11488


                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)


                WASHINGTON                                      91-1221360
----------------------------------------                 -----------------------
         (State of Incorporation)                           (I.R.S. Employer
                                                           Identification No.)

        7094 SOUTH REVERE PARKWAY,
            ENGLEWOOD, COLORADO                                80112-3932
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: (303) 649-1900

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock (the Registrant's only outstanding class of stock) outstanding as of April 10, 2003 was 8,512,753.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - February 28, 2003 and August 31, 2002                             3

       Condensed Consolidated Statements of Income - Three Months and Six Months ended
         February 28, 2003 and 2002                                                                              4

       Condensed Consolidated Statements of Cash Flow - Six Months ended February 28, 2003 and 2002              5

       Notes to Condensed Consolidated Financial Statements                                                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          14

   Item 4.  Controls and Procedures                                                                             14

PART II--OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders                                                 15

   Item 6.  Exhibits and Reports on Form 8-K                                                                    15

   Signatures                                                                                                   16

   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    February 28,       August 31,
(In thousands, except share and per share data)                                         2003              2002
-----------------------------------------------                                     ------------      ------------
                                                                                    (Unaudited)
                                                      ASSETS
Current assets:
     Cash                                                                           $      3,182      $         --
     Trade accounts receivable                                                            32,496            29,744
     Inventories                                                                          25,584            27,956
     Prepaid expenses and other                                                            7,154             5,171
                                                                                    ------------      ------------
         Total current assets                                                             68,416            62,871

Property, plant and equipment, net                                                       130,138           132,042
Deferred income taxes                                                                     10,465            10,375
Restricted cash value of life insurance                                                   11,854            11,705
Goodwill, net                                                                             17,367            15,850
Other assets                                                                               6,166             6,362
                                                                                    ------------      ------------
         Total assets                                                               $    244,406      $    239,205
                                                                                    ============      ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft, net                                                            $         --      $        989
     Accounts payable                                                                     19,147            17,161
     Accrued liabilities                                                                  10,818            10,872
     Current portion of long-term debt                                                    69,352            18,779
                                                                                    ------------      ------------
         Total current liabilities                                                        99,317            47,801

Long-term debt                                                                            20,933            77,632
Other postretirement benefits                                                             11,369            11,240
Deferred income taxes                                                                     19,706            20,474
Other liabilities                                                                         14,977            13,094
                                                                                    ------------      ------------
         Total liabilities                                                               166,302           170,241

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                          --                --
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         issued 9,793,720 and 9,666,149 shares, respectively                               9,794             9,666
     Additional paid-in capital                                                           27,249            26,055
     Retained earnings                                                                    71,460            67,513
     Treasury stock, at cost, 1,981,016 shares                                           (32,757)          (32,757)
     Accumulated other comprehensive income (loss)                                         2,358            (1,513)
                                                                                    ------------      ------------
         Total shareholders' equity                                                       78,104            68,964
                                                                                    ------------      ------------
         Total liabilities and shareholders' equity                                 $    244,406      $    239,205
                                                                                    ============      ============

The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                      Three months ended                 Six months ended
                                                                         February 28,                       February 28,
                                                                ------------------------------     ------------------------------
(In thousands except share and per share data)                      2003              2002             2003              2002
----------------------------------------------                  ------------      ------------     ------------      ------------
Sales                                                           $     61,692      $     54,837     $    127,734      $    111,142

Cost of sales                                                         51,145            44,773          105,302            90,880
                                                                ------------      ------------     ------------      ------------
   Gross margin                                                       10,547            10,064           22,432            20,262

Operating expenses                                                     5,813             5,346           12,180            10,060
Research and development expenses                                      1,336             1,450            2,748             3,021
Restructure costs, net                                                  (117)            1,383             (117)            1,383
                                                                ------------      ------------     ------------      ------------

   Income from operations                                              3,515             1,885            7,621             5,798

Non-operating income, net                                                269                21            2,181                44
Interest expense                                                       1,403             1,732            2,984             3,822
                                                                ------------      ------------     ------------      ------------

   Income before income taxes                                          2,381               174            6,818             2,020

Income taxes                                                             796                30            1,935               636
                                                                ------------      ------------     ------------      ------------

Net income                                                      $      1,585      $        144            4,883      $      1,384
                                                                ============      ============     ============      ============

Weighted average common shares and equivalents outstanding:
   Basic                                                           7,802,724         7,556,052        7,754,674         7,543,627
   Diluted                                                         7,934,858         7,735,320        7,902,764         7,668,426

Earnings per share:
   Basic                                                        $       0.20      $       0.02     $       0.63      $       0.18
   Diluted                                                      $       0.20      $       0.02     $       0.62      $       0.18

Dividends declared per common share                             $       0.06      $       0.06     $       0.12      $       0.12



The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE SIX MONTHS ENDED FEBRUARY 28

                                   (Unaudited)

(In thousands)                                                                 2003            2002
--------------                                                              ----------      ----------
Cash flows from operating activities:
   Net income                                                               $    4,883      $    1,384
   Adjustments to reconcile net income to net cash provided
      by operations:
         Depreciation and amortization                                           8,750           8,903
         Deferred income taxes                                                    (951)           (318)
         Gain on sale of Hi-maize(R) assets                                     (1,916)             --
         Other                                                                     422              --
   Change in assets and liabilities:
         Trade receivables                                                      (2,804)          1,505
         Inventories                                                             3,845           2,865
         Accounts payable, prepaids and other                                      463          (1,481)
                                                                            ----------      ----------

   Net cash provided by operating activities                                    12,692          12,858
                                                                            ----------      ----------

Cash flow provided by (used in) investing activities:
   Investment in property, plant and equipment, net                             (3,260)         (2,633)
   Proceeds from sale of Hi-maize(R) assets, net                                 2,054              --
   Proceeds from Hi-maize(R) licensing agreement, net                            1,653              --
   Other                                                                          (314)            550
                                                                            ----------      ----------

   Net cash provided by (used in) investing activities                             133          (2,083)
                                                                            ----------      ----------

Cash flow provided by (used in) financing activities:
   Borrowings on revolving lines of credit                                      17,781           6,989
   Repayments on revolving lines of credit                                     (14,333)         (9,184)
   Repayments of long-term debt                                                (12,345)         (7,483)
   Issuance of common stock                                                        953             574
   Payment of dividends                                                           (929)           (904)
                                                                            ----------      ----------

         Net cash used in financing activities                                  (8,873)        (10,008)
                                                                            ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                       219             (60)
                                                                            ----------      ----------

Net increase in cash and cash equivalents                                        4,171             707
Cash and cash equivalents (bank overdrafts), net at beginning of period           (989)         (1,776)
                                                                            ----------      ----------
Cash and cash equivalents (bank overdrafts), net at end of period           $    3,182      $   (1,069)
                                                                            ==========      ==========



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

         The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, the Company has specialty processing capabilities for a variety of modified starches.


2--BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2003 and the condensed consolidated statements of income and cash flows for the interim periods ended February 28, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

         Effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations. The adoption of SFAS No. 144 had no effect on the Company's results of operations, financial position or liquidity.

         Effective September 1, 2002, the Company adopted SFAS No. 145, "Recission of Financial Accounting Standards Board ("FASB") Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will now be used to classify those gains and losses. The adoption of SFAS No. 145 had no effect on the Company's financial position or results of operations for the three and six month periods ended February 28, 2003.

         Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on the Company's financial position, results of operations or liquidity.

         Effective December 1, 2002, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires certain disclosures to be made by a guarantor effective for interim and annual periods ending after December 15, 2002. FIN No. 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 had no effect on the Company's reported financial position, results of operations or liquidity.

         Effective March 1, 2003, the Company will adopt the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company will continue to account for its stock-based employee compensation related to stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. SFAS No. 148 is effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an effect on the Company's reported financial position, results of operations or liquidity.


3--INVENTORIES

         The components of inventory are as follows:

                             February 28,      August 31,
                                 2003             2002
                             ------------     ------------
                                   (In thousands)
Raw materials and other      $     10,487     $     14,250
Work in progress                      575              597
Finished goods                     14,522           13,109
                             ------------     ------------
       Total inventories     $     25,584     $     27,956
                             ============     ============


4--PROPERTY, PLANT AND EQUIPMENT

                                             February 28,       August 31,
                                                 2003              2002
                                             ------------      ------------
                                                    (In thousands)
Land                                         $     13,885      $     13,153
Plant and equipment                               274,330           267,837
Construction in progress                            4,895             5,415
                                             ------------      ------------
                                                  293,110           286,405
Accumulated depreciation                         (162,972)         (154,363)
                                             ------------      ------------
       Net property, plant and equipment     $    130,138      $    132,042
                                             ============      ============

5--RESTRUCTURING RESERVE

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During fiscal 2002, the Company recorded restructuring costs totaling $1,383,000 related to severance and other relocation expenses. The restructuring covers seven employees, one of which had been terminated as of August 31, 2002. Five additional employees were terminated during the first half of fiscal 2003. In the second quarter of fiscal 2003, the Company settled its lease obligations for less cost than had been expected and, therefore, adjusted the restructuring reserve. The following table is an analysis of the restructuring reserve for the six months ended February 28, 2003.


                               Employee      Lease Termination
                                Costs            and Other           Total
                               --------      -----------------      -------
                                               (In thousands)
Balance, August 31, 2002       $  1,014           $   264           $ 1,278
Payments                           (371)             (100)             (471)
Adjustment                           --              (117)             (117)
                               --------           -------           -------
Balance, February 28, 2003     $    643           $    47           $   690
                               ========           =======           =======


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

         Pursuant to the Company's credit agreements dated November 2000, the revolving lines of credit expire on October 31, 2003. Therefore, $51.0 million of amounts due on these lines of credit at February 28, 2003 has been classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The Company expects to refinance its revolving credit agreements on or before the maturity date.

         In September 2000, Penford Australia, a wholly-owned subsidiary of the Company, obtained a revolving credit facility to finance grain inventory purchases from a bank in Australia. Also in September 2000, as security for the credit facility, the Company entered into a guarantee with the bank in Australia. The credit facility is also secured by the grain in inventory. The guarantee continues until maturity of the credit facility in September 2003. The maximum amount of future payments under the guarantee is the current outstanding balance of the credit facility, $4.1 million and $6.6 million at February 28, 2003 and August 31, 2002, respectively, plus accrued interest and fees. The outstanding balances of the credit facility are included in current portion of long-term debt in the Condensed Consolidated Balance Sheets.


7--TAXES

         The Company's effective tax rate for the three and six months ended February 28, 2003 varied from the U.S. federal statutory rate due to lower foreign tax rates and a lower tax rate applied as a result of the sale of certain assets of the Company's Hi-maize(R) business in Australia as discussed in Note 11.

8--OTHER COMPREHENSIVE INCOME (LOSS)

         The components of total comprehensive income are as follows:

                                                          Three months ended             Six months ended
                                                             February 28,                  February 28,
                                                      -------------------------     -------------------------
                                                         2003           2002           2003           2002
                                                      ----------     ----------     ----------     ----------
                                                                            (In thousands)
Net income                                            $    1,585     $      144     $    4,883     $    1,384
Foreign currency translation adjustments                   3,056            131          3,808           (884)
Change in unrealized gains (losses) on derivative
   instruments that qualify as cash flow hedges              415             --             63            (31)
                                                      ----------     ----------     ----------     ----------
       Total comprehensive income                     $    5,056     $      275     $    8,754     $      469
                                                      ==========     ==========     ==========     ==========


9--SEGMENT REPORTING

         Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. Intercompany sales of $277,000 and $336,000 in the three and six month periods ended February 28, 2003 between Australia/New Zealand operations and Food Ingredients--North America are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. There were no intercompany sales in the three or six months ended February 28, 2002.

                                                 Three months ended               Six months ended
                                                    February 28,                    February 28,
                                             --------------------------      --------------------------
                                                2003            2002            2003            2002
                                             ----------      ----------      ----------      ----------
                                                                  (In thousands)
Sales:
   Industrial Ingredients--North America     $   33,672      $   30,398      $   69,360      $   59,870
   Food Ingredients--North America               10,953          10,610          22,463          22,116
   Australia/New Zealand operations              17,344          13,829          36,247          29,156
   Corporate and other                             (277)             --            (336)             --
                                             ----------      ----------      ----------      ----------
                                             $   61,692      $   54,837      $  127,734      $  111,142
                                             ==========      ==========      ==========      ==========

Income (loss) from operations:
   Industrial Ingredients--North America     $    2,396      $    2,216      $    5,200      $    3,570
   Food Ingredients--North America                1,685           1,538           3,385           3,408
   Australia/New Zealand operations               1,017             957           2,465           2,509
   Corporate and other                           (1,700)         (1,443)         (3,546)         (2,306)
   Restructuring costs, net                         117          (1,383)            117          (1,383)
                                             ----------      ----------      ----------      ----------
                                             $    3,515      $    1,885      $    7,621      $    5,798
                                             ==========      ==========      ==========      ==========

10--EARNINGS PER SHARE

         Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and six month periods ended February 28, 2003 and 2002.

                                                  Three months ended             Six months ended
                                                     February 28,                   February 28,
                                               -------------------------     -------------------------
                                                  2003           2002           2003           2002
                                               ----------     ----------     ----------     ----------
Weighted average common shares outstanding      7,802,724      7,556,052      7,754,674      7,543,627
Dilutive stock options                            132,134        179,268        148,090        124,799
                                               ----------     ----------     ----------     ----------
Weighted average common shares,
    outstanding, assuming dilution              7,934,858      7,735,320      7,902,764      7,668,426
                                               ==========     ==========     ==========     ==========


11--NATIONAL STARCH

         In November 2002, the Company sold certain assets of its resistant starch Hi-maize(R) business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of ICI of the U.K., for $2.5 million. The Company recorded a $1.9 million pre-tax gain on the sale of these assets, which gain is included in net non-operating income in the Condensed Consolidated Statements of Income for the six months ended February 28, 2003.

         The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its resistant starch intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company.

         The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch.


12--ISSUANCE OF COMMON STOCK

         On March 14, 2003, the Company sold 650,000 shares of its common stock to the T. Rowe Price Small-Cap Value Fund at $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company's term loans outstanding.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion and statements found in the Notes to the Condensed Consolidated Financial Statements contain certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act, as amended, that involve known and unknown risks and uncertainties, such as statements of Penford's plans, objectives, expectations and intentions, including the Company's expectation to be in compliance with its amended debt covenants, the expectation that the Company will be able to refinance its revolving credit agreement on or before the maturity date, the expectation that the Company will not need to increase borrowings in the normal course of operations for the remainder of the fiscal year and the expectation that the Company will not incur additional compensation expenses related to its outgoing officers. You should read the cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. Forward-looking statements typically can be identified by the use of words such as "believes," "intends," "may," "will," "looks," "should," "could," "anticipates," "expects," "estimates" or comparable terminology or by strategies or trends, although some forward-looking statements are expressed differently. Finally, there may be other factors not mentioned above or included in our SEC filings that may cause our actual results to differ materially from those in any forward-looking statement such as global economic conditions and additional threatened terrorist attacks and responses thereto, including war. You should not rely on these forward-looking statements, which reflect only the Company's opinion as of the date of this report. We do not assume any obligation to revise forward-looking statements.

RESULTS OF OPERATIONS

         Results of operations for the Company's three segments are presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries.

Sales

         Consolidated sales for the three months ended February 28, 2003 increased $6.9 million, or 13%, to $61.7 million from $54.8 million for the three months ended February 28, 2002. Consolidated sales for the six months ended February 28, 2003 rose to $127.7 million, an increase of 15% over the same period in the prior year.

         Sales at the Company's Industrial Ingredients--North America business unit increased by $3.3 million, or 11%, in the second quarter of fiscal 2003 compared to the year-ago quarter. Sales for the six months ended February 28, 2003 increased $9.5 million over the same period in the prior year. The increase in sales during fiscal 2003 is due to growth in sales volumes, reflecting improving demand for the Company's paper customers' products.

         Sales at Penford's Australia/New Zealand operations rose by 25%, or $3.5 million, in the second quarter of fiscal 2003 compared to the same quarter of fiscal 2002. Sales for the six months ended February 28, 2003 increased to $36.2 million, or a 24% increase over the same period last year. Approximately half of the increase in sales in the three and six month periods of fiscal 2003 is attributable to favorable foreign currency exchange rates. The remainder of the increase is reflective of prior price increases as well as improved volumes and product mix.

         The Food Ingredients--North America sales in the second quarter of fiscal 2003 increased by 3% compared to the prior year period and sales for the six months ended February 28, 2003 were comparable to the same period a year ago. The slight change in sales is reflective of the soft customer demand in the quick service restaurant business, the primary end market for many of this segment's products.

Income from operations

         Consolidated income from operations increased by $1.6 and $1.8 million for the three and six month periods in fiscal 2003 compared to the same periods last year. During the second quarter of fiscal 2002, the Company recorded a $1.4 million restructuring reserve and in the second quarter of fiscal 2003 reduced the reserve by $0.1 million, as discussed in Note 5 to the Condensed Consolidated Financial Statements. Excluding net restructuring costs, the increases in consolidated income from operations for the three and six month periods of fiscal 2003 are $0.1 million and $0.3 million, respectively. Revenue growth due to an increase in volumes and favorable currency exchange rates was offset by higher costs of natural gas and grain as discussed below.

         Income from operations at the Company's Industrial Ingredients--North America business unit rose $0.2 million and $1.6 million, respectively, for the second quarter and first half of fiscal 2003 primarily on higher sales volumes combined with improved plant overhead absorption, and lower chemical costs offset by higher natural gas costs.

         Penford's Australia/New Zealand operating income for both the three and six months ended February 28, 2003 was comparable to the prior year. Higher sales were offset by significantly higher raw material grain costs caused by the continuing drought in the region.

         The Food Ingredients--North American business unit recorded an increase in income from operations of $0.1 million in the second quarter of fiscal 2003 primarily due to reductions in personnel. Income from operations for the six months ended February 28, 2003 was comparable to the same period in 2002.

         Corporate operating expenses increased approximately $0.3 million and $1.2 million, respectively, for the three and six months ended February 28, 2003 compared to the same periods in the prior year. During the first quarter of fiscal 2003, the Company incurred increased compensation expenses for both current and outgoing officers of the Company which have not continued in the second quarter.

Interest expense and taxes

         Interest expense decreased 19% and 22%, respectively, for the three and six month periods ended February 28, 2003 compared to the same periods in the prior year. The decrease in interest expense is attributable to lower debt balances and favorable interest rates.

         The Company's effective tax rate for the three and six months ended February 28, 2003 varied from the U.S. federal statutory rate due to the effect of lower statutory tax rates in Australia and a lower tax rate applied as a result of the sale of certain assets of the Company's Hi-maize(R) business in Australia as discussed below.

Restructuring costs

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During the second quarter of 2002, the Company recorded restructuring costs totaling $1.4 million related to severance and other relocation expenses. In the second quarter of fiscal 2003, the Company settled its lease obligations for less cost than had been expected and adjusted the restructuring reserve by $0.1 million.

Non-operating income, net

         Non-operating income, net increased for the six months ended February 28, 2003 due to the $1.9 pretax gain on the sale of certain assets of the Company's resistant starch Hi-maize(R) business to National Starch Corporation in November 2002.


LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2003, the Company had $30.9 million in negative working capital compared to $15.1 million of positive working capital at August 31, 2002. Excluding the current portion of the Company's revolving and term credit agreement, the Company had $34.3 million of positive working capital at February 28, 2003. Cash flow from operations was $12.7 million and $12.9 million for the six months ended February 28, 2003 and 2002, respectively.

         Cash flow from investing activities increased approximately $2.2 million for the six months ended February 28, 2003 compared to the same period in 2002. The increase is primarily due to the receipts of cash related to the Company's sale of certain assets of its Hi-maize(R) business and an upfront licensing fee for the use of certain intellectual property, partially offset by an increase in capital expenditures.

         At February 28, 2003, the Company had $55.1 million outstanding under its revolving credit facilities and Australian inventory financing credit agreement. The Company's revolving lines of credit mature October 31, 2003. Therefore, $51.0 million due on these lines of credit at February 28, 2003 has been classified as current maturities of long-term debt. The Company expects to refinance its revolving credit agreements on or before the maturity date.

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

         On March 14, 2003, the Company sold 650,000 shares of its common stock to an accredited investor for $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company's term loans outstanding.

         During the six months ended February 28, 2003, the Company paid dividends of $0.9 million, comparable to the dividend payment in the same period last year. Any future dividends will be paid at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

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

                           PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on January 22, 2003. The only item voted upon at the meeting was the election of directors. The results of the election are shown below. Directors not elected at this meeting and whose term of office continued after the meeting are Jeffrey T. Cook, Thomas
D. Malkoski, Sally G. Narodick, John C. Hunter III and James E. Warjone.

                                       Percent of                       Percent of
     Director           Votes For         Voted       Votes Withheld      Voted
     --------           ---------      ----------     --------------    ----------
Richard T. Crowder      6,436,515         94.2%           393,666          5.8%
Paul H. Hatfield        6,414,052         93.9%           416,129          6.1%


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Forms 8-K.

           A Form 8-K was filed on March 20, 2003, reporting Registrant's issuance of common stock. Filed as an exhibit was a press release dated March 20, 2003.

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



                                      Penford Corporation
                                      ------------------------------------------
                                      (Registrant)



April 14, 2003                                   /s/ Steven O. Cordier
                                      ------------------------------------------
                                                   Steven O. Cordier
                                      Vice President and Chief Financial Officer

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


                                       PENFORD CORPORATION


Date: April 14, 2003                            /s/ THOMAS D. MALKOSKI
                                       -----------------------------------------
                                                  Thomas D. Malkoski
                                               Chief Executive Officer

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


                                       PENFORD CORPORATION


Date: April 14, 2003                            /s/ STEVEN O. CORDIER
                                       -----------------------------------------
                                                  Steven O. Cordier
                                               Chief Financial Officer