Form 10-K/A
period 2002-08-31
PENFORD CORP
filed 2003-07-11
CIK 739608

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-11488

                                PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

               WASHINGTON                                       91-1221360
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

         7094 S. REVERE PARKWAY                                 80112-3932
          ENGLEWOOD, COLORADO                                   (Zip Code)
(Address of principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 649-1900

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of October 29, 2002 was approximately $85.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The net number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of October 29, 2002 was 7,692,344.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                EXPLANATORY NOTE

         This amendment No. 1 on Form 10-K/A revises Items 1-9 and 15 within Parts I, II and IV of our Annual Report on Form 10-K for the fiscal year ended August 31, 2002 that was originally filed on November 27, 2002 (the "Form 10-K") and includes information in response to comments from the staff of the Securities and Exchange Commission.

         Except with respect to information in Item 5, this report continues to speak as of the date of the original filing of the Form 10-K and we have not updated this disclosure in this report to speak as of a later date. All information contained in this report, the Form 10-K, is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                               PENFORD CORPORATION

                   FISCAL YEAR 2002 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                     PART I
Item 1.   Business..................................................................................       3
Item 2.   Properties................................................................................       8
Item 3.   Legal Proceedings.........................................................................       8
Item 4.   Submission of Matters to a Vote of Security Holders.......................................       9
                                     PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.....................      10
Item 6.   Selected Financial Data...................................................................      11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....      12
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk................................      20
Item 8.   Financial Statements and Supplemental Data................................................      22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......      43
                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................      43
Signatures..........................................................................................      44

                                     PART I

ITEM 1: BUSINESS

DESCRIPTION OF BUSINESS

         We are a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food applications. We use our carbohydrate chemistry expertise to develop ingredients with starch as a base for value-added applications in several markets including papermaking and food products. We manage our business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. Financial information about our segments is included in Note M to the consolidated financial statements.

         Penford's family of products provides functional characteristics to the markets into which they are sold. Carbohydrate-based specialty starches possess binding and film-forming attributes that provide natural, convenient and cost-effective solutions that make our customers' products perform better. We have extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, we have specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

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

         We are a Washington Corporation originally incorporated in September 1983. We commenced operations as a publicly-traded company on March 1, 1984.

ACQUISITION AND DISPOSITION OF OPERATIONS AND OTHER TRANSACTIONS

         In November 2002, Penford sold certain assets of its resistant starch business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of ICI of the U.K., for $2.5 million.

         Penford also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. We retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the agreements Penford will receive an initial licensing fee of $2.25 million and annual royalties for a period of seven years or until a maximum of $11.0 million has been received by Penford. The licensing fee will be amortized over the life of the agreement. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement.. The initial cash proceeds to Penford are expected to be approximately $4.1 million, which is net of transaction expenses.

         We also entered into a tolling arrangement under which we will manufacture resistant starch products for National Starch, if requested by National Starch. See Note O to the Consolidated Financial Statements.

         Penford Australia Limited was acquired in September 2000. This acquisition expanded our product offerings to include corn-based food grade products. Penford Australia also expands our global geographic market presence in Australia, Asia, and New Zealand.

         In 1998, we divested our pharmaceuticals operations in a tax-free distribution to shareholders. The divestiture was executed to maximize the growth potential of Penford's specialty natural-based ingredient systems business, and separately, the pharmaceuticals business.

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

         Penford Australia's corn wet milling facilities in Lane Cove and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. Corn is purchased at harvest, March-June, and stored for use for the following year.

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

         Wheat Products: Penford Australia's Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products such as wheat starch, wheat gluten and glucose syrup. Tanker trucks from a local flourmill supply wheat flour under a three-year supply agreement that assures supply, which expires September 30, 2003.

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

         Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints, although drought conditions in Australia are impacting the prices of corn and wheat in that area. Penford's current potato starch requirements constitute a material portion of the available North American supply. We estimate that we purchase approximately 45-50% of the recovered starch in North America. It is possible that, in the long term, continued growth in demand for corn and potato starch-based ingredients and new product development will result in capacity constraints.

         Over half of our manufacturing costs are the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists primarily of other utility and labor costs. The prices of our raw materials may fluctuate, and increases in prices may affect our business adversely. To mitigate this risk, we hedge a portion of corn and gas purchases with futures and options contracts in the U.S. and enter into short term supply agreements for other production requirements in all locations.

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

         At the end of fiscal 2002, Penford had 36 scientists, including 11 PhD's in carbohydrate and polymer chemistry, who comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of our business.

PATENTS, TRADEMARKS AND TRADENAME

         We own a number of patents, trademarks, and tradenames to protect product development and commercialization findings that may provide a competitive advantage in our marketplace. However, most of our products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford. Other companies may develop similar or functionally equivalent products or may successfully challenge the validity of these patents. Also, our processes or products may infringe upon the patents of third parties.

         We have approximately 200 patents, most of which are related to our base technologies in French fry coatings, coatings for the paper industry, and high amylose resistant starch for food ingredients. Our patents expire at various times between 2004 and 2020. The annual cost to renew all of our patents is approximately $150,000.

         Specialty starch ingredient brand names for our industrial applications include, among others, Penford(R) Gums, Pensize(R) binders, Penflex(R) sizing agent, Topcat(R) cationic additive, and the Apollo(R) starch series. Product brand names for our food ingredient applications include PenBind(R), PenCling(R), PenPlus(R), CanTab(R), MAPS(TM), Mazaca(TM) and Fieldcleer(TM).

QUARTERLY FLUCTUATIONS

         Penford's revenues and operating results vary from quarter to quarter. We experience seasonality with our Penford Australia operations. We have lower sales volumes and gross margins in Australia and New Zealand's summer months, which corresponds to our second fiscal quarter. This seasonal decline is caused by the closure of some customers' plants for public holidays and maintenance during this period. Decreased consumption of some foods, such as bread, which use our products also contribute to this seasonal trend.

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

ENVIRONMENTAL MATTERS

         Penford's operations are governed by various Federal, state, local and foreign environmental laws and regulations. In the United States, such laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the EPA Oil Pollution Control Act, OSHA Hazardous Materials regulations, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act and the Superfund Amendments and Reauthorization Act. In Australia, we are subject to the environmental requirements of the Protection of the Environment Operations Act, the Dangerous Goods Act, the Ozone Protection Act, the Environmentally Hazardous Chemicals Act, and the Contaminated Land Management Act. In New Zealand, we are subject to the Resource Management Act, the Dangerous Goods Act, the Hazardous Substances and New Organisms Act and the Ozone Protection Act. Permits are required by the various environmental agencies which regulate our operations. Penford has obtained all necessary environmental permits. Penford's operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. We estimate that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, is $1.7 million.

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

PRINCIPAL CUSTOMERS

         We sell to a variety of customers for applications in papermaking, textiles and food products. We have several relatively large customers in each of our businesses. However, over the last three years we had only one customer that exceeded 10% of sales, and that occurred in fiscal 2001 and 2000. MeadWestvaco, a customer of our industrial ingredients business, accounted for approximately 9%, 10% and 15% of total sales in fiscal 2002, 2001 and 2000, respectively.

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

FOREIGN OPERATIONS AND EXPORT SALES

         Penford further expanded into foreign markets with our acquisition of Penford Australia in September 2000. Penford Australia is the sole producer of corn starch products in Australia and New Zealand. Competition is from imported products, except in wheat flour based starches where there is one other producer in Australia. Starches have the ability to be chemically and physically modified to meet the wide range of demands (such as viscosity, resistance to arduous processing conditions and clarity) required by the food industry. Penford has developed novel starch-based products, as evidenced by patents obtained for high amylose maize starches for use as dietary fiber and in biodegradable packaging. Penford Australia manufactures products used to enhance the functionality of packaged food products, generally through providing the texture and viscosity required by the customer for products such as sauces and gravies. Penford's starch products are also used in the mining and paper industries. The products used in the mining industry are specifically used in the flotation process for extracting minerals from finely ground hard rock ores. Some starches assist in this process by selectively adhering to elements of the ground rock to aid separation in air agitated flotation cells. Our operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products.

Further information about the acquisition of Penford Australia and geographic information can be found in Notes B and M of the Notes to Consolidated Financial Statements in Item 8 of this annual report.

         Export sales from our businesses in the U.S. and Australia/New Zealand accounted for approximately 16%, 18% and 13% of our total sales in fiscal 2002, 2001 and 2000, respectively.

ITEM 2:  PROPERTIES

         Our facilities as of August 31, 2002 are as follows:

                                                  BLDG. AREA   LAND AREA     OWNED/
                                                  (SQ. FT.)    (ACRES)       LEASED           FUNCTION OF FACILITY
                                                  ---------    -------       ------           --------------------
          North America:
          Englewood, Colorado..............           25,200      --        Leased(1)       Corporate headquarters,
                                                                                            administrative offices and
                                                                                            research laboratories
          Cedar Rapids, Iowa...............          759,000       29       Owned           Manufacture of corn starch
                                                                                            products and administration
                                                                                            offices
          Idaho Falls, Idaho...............           30,000        4       Owned           Manufacture of potato starch
                                                                                            products
          Richland, Washington.............           16,000        3       Leased(2)       Manufacture of potato and
                                                                                            tapioca starch products
          Plover, Wisconsin................           54,000       10       Owned           Manufacture of potato starch
                                                                                            products
          Bellevue, Washington.............            5,200      --        Leased(3)       Administrative offices
          Australia/New Zealand:
          Lane Cove, New South Wales.......           75,700        7       Owned           Manufacture of corn starch
                                                                                            products and administrative
                                                                                            offices
          Tamworth, New South Wales........           94,600        6       Owned           Manufacture of wheat starch
                                                                                            and gluten products
          Tamworth, New South Wales........            7,700      605       Owned           Land used for effluent dispersion
                                                                                            and agricultural use
          Auckland, New Zealand............          104,700        5       Owned           Manufacture of corn starch
                                                         --         3       Leased(4)       products

         (1)      Lease expires March 2010. Annual lease costs of $414,000.

         (2)      Lease expires August 2014. Annual lease costs of $99,000.

         (3) Lease expires December 2003. Annual lease costs, net of sublease rentals, of $191,000.

         (4) Month to month lease with six months notice to terminate. Annual lease costs of $18,000.

         Our production facilities are strategically located near the sources of raw materials. We believe that our facilities are maintained in good condition and that the capacities of the plants are suitable and sufficient to meet current production requirements. We invest in expansion, improvement and maintenance of our property, plant and equipment as required.

ITEM 3: LEGAL PROCEEDINGS

         A complaint filed in late November 1999 against Penford in the United States District Court for the District of Idaho has been resolved. The complaint sought civil penalties for alleged violations of the Clean Air Act and compensatory damages for alleged trespass, nuisance and personal injury claims. The Clean Air Act claims were dismissed with prejudice by the federal court's Summary Judgment order dated July 24, 2001. Personal injury claims were dismissed with prejudice on summary judgment in May of 2002. Remaining property damage claims were resolved by mutual agreement at minimal cost to Penford. Attorney's fees, stack testing, air monitoring, independent process evaluation and other costs of settling the lawsuit totaled $0.1 million.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

                     NAME                 AGE                         TITLE
                     ----                 ---                         -----
         Thomas D. Malkoski........        46      Chief Executive Officer
         Jeffrey T. Cook...........        46      President
         Steven O. Cordier.........        46      Vice President and Chief Financial Officer
         Jacqueline L. Davidson....        42      Vice President, Finance
         Gregory C. Horn...........        54      Vice President and President, Penford Food Ingredients
         Gregory R. Keeley.........        53      Vice President and President, Penford Products Co.
         Wallace H. Kunerth........        54      Vice President and Chief Science Officer
         Robert G. Lowndes.........        55      Vice President and Managing Director, Penford Australia

         Mr. Malkoski was named Chief Executive Officer in January 2002. He served as President and Chief Executive Officer of Griffith Laboratories, North America, a specialty foods ingredients business, from 1997 to 2001. Formerly, he served as Vice President/Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International, a global marketer, producer and distributor of fresh and processed foods. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, spending twelve years progressing through major product category management responsibilities.

         Mr. Cook served as President and Chief Executive Officer from September 1998 to January 2002 and is serving as President until November 30, 2002. He was Penford's Vice President, Finance and Chief Financial Officer from 1991 to August 1998, and was the Corporate Treasurer prior to that time.

         Mr. Cordier joined Penford in July 2002 as Chief Financial Officer. He came to Penford from Sensient Technologies, a manufacturer of specialty products for the food, beverage, pharmaceutical and technology industries. He served as Treasurer from 1995 to 1997 and as Vice President and Treasurer from 1997 to 1999. He completed his term at Sensient as Vice President, Administration from 1999 to 2002. During his tenure at Sensient, he had responsibility for treasury, investor relations and finance functions. In his different positions, he also managed other aspects of operations such as engineering, information technology and marketing. From 1990 to 1995, he was employed in various financial management positions at International Flavors & Fragrances, a manufacturer of flavors and fragrances for the food, beverage and cosmetic industries.

         Ms. Davidson has been the Vice President, Finance since February 2001. Prior to that, she served in the same role at The Cobalt Group, Inc., an online marketer for the automotive industry, from 1996 to 2001. She was the Controller of Oceantrawl Inc., a commercial fishing business, from 1990 to 1995, and was Vice President, Finance and Chief Financial Officer in 1996. Ms. Davidson is a CPA and began her professional career at Price Waterhouse.

         Mr. Horn joined Penford as Vice President of Marketing in 1993. Since 1995, he has served as the President of our food ingredients business in North America. Before Penford, he was Vice President and General Manager for Sara Lee Corporation, a global manufacturer and marketer of brand-name products for consumers.

         Mr. Keeley joined Penford in July 2000 as President of our industrial ingredients business. Before he joined Penford, he served as Strategic Business Executive from 1999 to 2000 for Church & Dwight, a producer of sodium bicarbonate. From 1996 to 1999, he served as Director of Marketing and Sales for Gen Corp, a technology-based manufacturing company with businesses concentrating in aerospace and defense, pharmaceutical fine chemicals and automotive. He started his career with Dow Chemical Company, serving in various management roles in sales, marketing and business development.

         Dr. Kunerth has served as our Chief Science Officer since 2000. From 1997 to 2000, he served in food science research management positions at Monsanto Company, a provider of agricultural products and integrated solutions for farmers.. Before Monsanto, he was the Vice President of Technology at Penford's food ingredients business from 1993 to 1997.

         Mr. Lowndes joined Penford as Managing Director of our Australian/New Zealand operations when we acquired Penford Australian in September 2000. He served as General Manager of that business from 1995 to 2000 under the ownership of Goodman Fielder Ltd.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Penford's common stock, $1.00 par value, trades on the Nasdaq Stock Market under the symbol "PENX." On October 29, 2002, there were 766 shareholders of record. The high and low closing prices of Penford's common stock during the last two fiscal years and the first three quarters of fiscal 2003 are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                 FISCAL 2003          FISCAL 2002           FISCAL 2001
                                                 -----------          -----------           -----------
                                               HIGH       LOW       HIGH        LOW       HIGH         LOW
                                               ----       ---       ----        ---       ----         ---
           Quarter Ended November 30.....     $15.55     $ 9.78     $12.29     $ 9.02     $17.94     $ 9.75
           Quarter Ended February 28.....     $15.17     $10.61     $14.00     $11.30     $14.75     $10.13
           Quarter Ended May 31..........     $13.89     $11.15     $19.60     $13.95     $13.50     $ 8.45
           Quarter Ended August 31*......     $12.52     $ 9.95     $18.56     $13.25     $13.45     $10.12

           *Through July 9, 2003

         We have paid dividends to our shareholders since 1992. During each quarter of fiscal year 2002 and 2001, a $0.06 per share cash dividend was declared. Our Board of Directors reviews our dividend policy on a periodic basis.

         The following table provides information regarding our equity compensation plans at August 31, 2002. We have no equity compensation plans that have not been approved by security holders.

                                             NUMBER OF SECURITIES                                 NUMBER OF SECURITIES REMAINING
                                                 TO BE ISSUED           WEIGHTED-AVERAGE           AVAILABLE FOR FUTURE ISSUANCE
                                               UPON EXERCISE OF         EXERCISE PRICE           UNDER EQUITY COMPENSATION PLANS
                                             OUTSTANDING OPTIONS,     OF OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES REFLECTED
   PLAN CATEGORY                             WARRANTS AND RIGHTS       WARRANTS AND RIGHTS               IN COLUMN (A))
   -------------                             -------------------       -------------------               --------------
Equity compensation plans approved by
    security holders:
     1994 Stock Option Plan                       1,073,532                   $12.48                             479,016
     Stock Option Plan for Non-Employee
        Directors                                   265,059                   $ 9.39                             195,722
     Restricted Stock Plan                             -                          -                               27,641

ITEM 6:  SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED AUGUST 31
                                                                                 --------------------
                                                        2002           2001           2000           1999         1998
                                                        ----           ----           ----           ----         ----
                                                          (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
  Operating Data:
    Sales.......................................    $  231,450     $  225,672      $  175,953   $  171,859     $  180,493
    Cost of sales...............................       189,067        185,369         132,676      131,824        134,853
    Gross margin percentage.....................          18.3%          17.9%           24.6%        23.3%          25.3%
  Income from continuing operations.............    $    3,816(1)  $     (777)(2)  $   10,362   $    6,205(3)  $    8,110(4)
    Diluted earnings per share from continuing
      operations................................    $     0.49     $    (0.10)     $     1.33   $     0.80     $     1.08
    Dividends per share.........................    $     0.24     $     0.24      $     0.22   $     0.20     $     0.20
    Average common shares and equivalents.......     7,794,304      7,637,564       7,765,044    7,749,723      7,530,640
  Balance Sheet Data:
    Total assets................................    $  239,205     $  244,113      $  175,623   $  173,133     $  183,208
    Capital expenditures........................         7,384         12,349          17,480       16,536         10,768
    Total debt..................................        96,411        112,627          50,681       56,378         73,896
    Shareholders' equity........................        68,964         65,712          67,864       59,698         53,995

----------

Notes: Data for 1998 has been restated to reflect the distribution of 100% of the common stock of Penwest Pharmaceuticals Co. to the shareholders of Penford Corporation, which was completed on August 31, 1998.

         2001 data includes eleven months of Penford Australia's results of operations from the September 29, 2000 date of acquisition.

(1) Includes pretax charges of approximately $1.4 million related to a strategic restructuring of business operations and $0.5 million related to the write off of Penford's 1997 investment in an early stage technology company.

(2) Includes an extraordinary loss on early extinguishment of debt of approximately $1.4 million related to the financing of the Penford Australia Ltd. acquisition.

(3) Includes a pretax charge of approximately $1.6 million related to restructure costs recorded in connection with an administrative workforce reduction program.

(4) Includes a pretax charge of approximately $1.9 million related to restructure costs recorded in connection with the spin-off of Penwest Pharmaceuticals Co.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements concerning Penford's performance and financial results, including Penford's ability to commercialize new specialty starches and value-added ingredients, maintenance or improvement of market share while developing new products targeted to a broader spectrum of the paper-making industry, maintenance of gross margins, increases resulting from added production capability for food-grade corn starches and diversified product offerings, focused marketing projects designed to increase sales of higher value-added products and improve profitability, expected levels of operating and research and development expenses, the level of anticipated interest rates, the expected level of our effective tax rate, the expectation that we will generate sufficient cash flow from operations to reduce our debt and not need to increase borrowings in the normal course of operations for the next fiscal year except for seasonal borrowings to purchase grain (and that we will have sufficient borrowing capacity and availability on our credit lines to funds those seasonal grain purchases), the ability to use cash generated from operations to fund the payment of accrued strategic restructuring costs, the anticipated level of capital investment, and the expectation that we will continue to pay a quarterly dividend. There are a variety of factors that could cause actual events or results to differ materially from those projected in the forward-looking statements, including, without limitation: competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for our products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which Penford operates. Accordingly, there can be no assurance that future activities or results will be as anticipated.

      Forward-looking statements are based on our estimates and opinions on the date the statements are made. We assume no obligation to update any forward-looking statements if circumstances or estimates or opinions should change.

ACQUISITION OF PENFORD AUSTRALIA

      On September 29, 2000, we acquired Penford Australia for $54.2 million in cash, plus transaction costs of $1.7 million. Penford Australia is the sole producer of corn starch products in Australia and New Zealand. Competition is from imported products, except in wheat flour based starches where there is one other producer in Australia. Penford has developed novel starch-based products, as evidenced by patents obtained for high amylose maize starches for use as dietary fiber and biodegradable packaging. . Penford Australia manufactures products used to enhance the functionality of food products, generally through providing the texture and viscosity required by the customer for products such as sauces and gravies. Penford's starch products are also used in the mining and paper industries. The products used in the mining industry are specifically used in the flotation process for extracting minerals from finely ground hard rock ores. Some starches assist in this process by selectively adhering to elements of the ground rock to aid separation in air agitated flotation cells. Our operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat products.

      The acquisition provided us with opportunities to develop, manufacture and market specialty carbohydrate-based ingredient systems for our food, paper and textile customers. We immediately added a line of food-grade corn starch items to our product portfolio. Until the acquisition, our food grade product line consisted primarily of potato-based product formulations.

      We also expanded our market access, as well as established a regional platform for manufacturing specialty starches for Asian and African markets. These capabilities further enhance Penford's ability to commercialize new specialty starches and value-added ingredient systems that provide convenient and cost-effective solutions for customers made from renewable resources.

      The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill. See Note B to the Consolidated Financial Statements. Eleven months of Penford Australia's results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the year ended August 31, 2001.

RESULTS OF OPERATIONS

      While Penford is in the business of developing, manufacturing and marketing functional ingredients and previously reported results of operations as a single segment, we increasingly manage the business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. Therefore, we have expanded our reporting and analysis to present operating results by these three segments, Industrial Ingredients -- North America, Food Ingredients -- North America and Australia/New Zealand.

Fiscal 2002 Compared to Fiscal 2001

Industrial Ingredients Business -- North America

                              YEAR ENDED AUGUST 31
                              --------------------
                              2002           2001
                            --------       --------
                             (DOLLARS IN THOUSANDS)
Sales ...................   $126,053       $127,300
Cost of sales ...........   $105,751       $109,756
Gross margin ............       16.1%          13.8%
Income from operations ..   $  9,002       $  5,558

      Sales in our industrial business declined 1% in 2002, a result of lower sales volumes trends from 2001 that continued into 2002. In the latter half of 2002, volumes began to improve as customer demand improved and sales volumes increased slightly over the prior year. The outlook for the paper-making industry, our primary market for our industrial products remains soft. However, we plan to maintain or improve our market share with increased penetration of existing products and by developing new products targeted to a broader spectrum of the paper-making industry. For example, we have commercialized a new liquid natural additive technology for packaging and paper market segments we have not historically targeted.

      Our gross margin improved this year to 16.1% from 13.8% primarily due to the decline in natural gas prices. Natural gas is the primary energy source for the plants that produce industrial products. Lower volumes were partly offset by lower prices on other raw materials inputs. We expect to maintain our gross margins with higher sales volumes in fiscal 2003 being offset by increases in energy and chemicals costs.

      Income from operations improved significantly over fiscal year 2001 primarily because of the improvement in gross margin. Operating and research and development expenses were down 6% in fiscal 2002 due to staffing reductions made at the end of 2001.

Food Ingredients Business -- North America

                             YEAR ENDED AUGUST 31
                             --------------------
                             2002          2001
                            -------       -------
                            (DOLLARS IN THOUSANDS)
Sales ...................   $43,533       $42,772
Cost of sales ...........   $30,114       $29,541
Gross margin ............      30.8%         30.9%
Income from operations ..   $ 6,574       $ 6,580

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

      Our gross margin did not change significantly from 2001. Income from operations was comparable to last year. The benefit of approximately $0.6 million realized from a decline in natural gas prices was offset by increases of $0.2 million in chemical costs, $0.2 million in manufacturing labor costs and $0.3 million in manufacturing overhead. As a result, income from operations was comparable to the prior year.

Australia/New Zealand Operations

                            YEAR ENDED AUGUST 31
                            --------------------
                             2002          2001
                            -------       -------
                            (DOLLARS IN THOUSANDS)
Sales ...................   $62,311       $55,600
Cost of sales ...........   $53,649       $46,073
Gross margin ............      13.9%         17.1%
Income from operations ..   $ 4,576       $ 4,347

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

      Income from operations improved as lower operating and research and development expenses totaling approximately $1 million offset the foregoing factors. The reduction in expenses resulted from our adoption of SFAS 142 effective the beginning of fiscal 2002 which requires that goodwill no longer be amortized. Goodwill amortization expense, included in operating expenses, was $0.7 million in 2001. In addition, we reduced staff at the end of 2001, and the cost of those staff reductions of $0.3 million were recognized in 2001.

Corporate Operating Expenses

      Corporate operating expenses increased to $7.1 million from $5.9 million in 2001. This is due primarily to the $1.4 million cost of a strategic restructuring announced in January 2002, primarily for severance and lease termination costs. In addition, increases in personnel and recruiting costs of approximately $0.7 million incurred in connection with hiring new corporate staff were offset by decreases of $0.8 million in other corporate operating expenses. In 2001, we incurred $0.3 million in legal and tax consulting costs which did not recur in 2002. Also in 2001, we recorded in operating expenses a $0.5 million charge incurred in connection with terminated joint venture discussions.

INTEREST, TAXES AND OTHER

      In 2001, Penford invested in an early-stage technology company in the business of developing data analytics software applications. Penford accounted for its investment on the cost method. In 2002, with the continuing slowdown in the technology business sector, Penford undertook an assessment of the fair value of its investment. Penford considered a number of factors, including the financial health and prospects of the investee, the prospects for receiving a future return on Penford's investment, the adverse changes in the funding environment for technology companies and the lack of marketability for the investment. The assessment indicated that it was unlikely that Penford would recover any of its then existing carrying amount and that an other than temporary decline in the fair value of its investment had occurred. Penford recorded an impairment charge of $0.5 million related to the complete write-off of this investment. This charge is shown as an investment impairment charge in the Consolidated Statements of Operations.

      Interest expense was $7.1 million in 2002 compared to $10.2 million in 2001. This was due to lower market interest rates in the U.S. as well as lower average debt balances than in 2001.

      Our effective tax rate for 2002 was lower than the overall statutory rate of 34% due to the benefits of our foreign sales corporation and research and development tax credits. Our effective rate for 2001 was higher than our statutory rates due to state taxes and nondeductible goodwill amortization. See Note G to the Consolidated Financial Statements.

Fiscal 2001 Compared to Fiscal 2000

Industrial Ingredients Business -- North America

                              YEAR ENDED AUGUST 31
                              --------------------
                              2001           2000
                            --------       --------
                            (DOLLARS IN THOUSANDS)
Sales ...................   $127,300       $142,889
Cost of sales ...........   $109,756       $110,727
Gross margin ............       13.8%          22.5%
Income from operations ..   $  5,558       $ 20,087

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

Food Ingredients Business -- North America

                             YEAR ENDED AUGUST 31
                             --------------------
                             2001          2000
                            -------       -------
                            (DOLLARS IN THOUSANDS)
Sales ...................   $42,772       $33,063
Cost of sales ...........   $29,541       $21,949
Gross margin ............      30.9%         33.6%
Income from operations ..   $ 6,580       $ 5,017

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

Australia/New Zealand Operations

      We acquired Penford Australia subsequent to fiscal 2000. The pro forma impact of the acquisition is presented in Note B to the consolidated financials.

Corporate Operating Expenses,

      Corporate operating expenses increased to $5.9 million from $4.4 million in 2000. Operating expenses for 2001 included a $0.5 million charge for terminated joint venture discussions. Operating expenses also increased for corporate-wide employee benefit programs, insurance and professional fees.

Interest, Taxes and Other

      Interest expense was $10.2 million in 2001, compared to $4.8 million in the prior year. The increase was attributed to higher debt balances as a result of the acquisition of Penford Australia. Our effective interest rate in fiscal 2001 was consistent with the prior year.

      The effective tax rate in fiscal 2001 varied from statutory rates primarily due to higher state taxes and the non-deductible nature of the goodwill amortization related to the Penford Australia acquisition. See Note G to the Consolidated Financial Statements.

      During the first quarter of fiscal 2001, we paid our private placement debt facilities early in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the private placements required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million, which is presented as an extraordinary loss of $0.9 million in the Consolidated Statements of Operations, which is net of the related tax benefit of $0.5 million.

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

      Cash flow from operations was $25.4 million, $13.9 million and $25.6 million in fiscal 2002, 2001 and 2000, respectively. The increase in operating cash flows in 2002 over 2001 is due primarily to favorable changes in working capital and improved profitability. In addition to normal operating expenses, we will use cash generated from operations to fund the payment of $1.3 million of accrued strategic restructuring costs.

      Capital expenditures were $7.4 million, $12.3 million and $17.5 million in fiscal 2002, 2001 and 2000, respectively. Capital expenditures in fiscal 2002 were primarily for improvements at the Company's facility in Cedar Rapids, Iowa, including an investment in plant capability that allows us to manufacture food-grade products from corn and improve asset utilization. Over the past two years, due to the current operating environment and significant investments made in the prior two years, we reduced capital expenditures from previous levels. We expect that in the next fiscal year, our capital investments are not expected to exceed 2001 levels. This will consist of efficiency improvements at our Cedar Rapids facility, as well as at our other North American, Australian and New Zealand operations. We continue to make efficiency and safety improvements as required to maintain our operations in good working order.

      On September 29, 2000, we acquired operations in Australia and New Zealand for $55.9 million, which we financed through additional borrowings.

      On November 26, 2002, our banks approved an amendment to our credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in 2003. In connection with this modification, we paid a fee of approximately $0.2 million. See Note D to the Consolidated Financial Statements.

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

      Under the amended financial covenants of our credit agreements, we are required over the coming fiscal quarters to improve our leverage ratio (the ratio of our debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) as follows: 3.15 to 1 at November 30, 2002; 3.00 to 1 at February 28, 2003; 2.75 to 1 at August 31, 2003;
2.50 to 1 at February 29, 2004; 2.25 to 1 at August 31, 2004; and 2.00 to 1 at
November 30, 2004 and thereafter. Although we have significantly improved earnings and reduced our borrowings over the past year, we have limited ability to borrow on available capacity under our existing credit lines until we improve our leverage ratio. However, as mentioned previously, we do not expect to increase our borrowings, other than seasonal borrowing related to grain purchasing from our Australian operations in the third quarter of next year. We anticipate that we will have sufficient borrowing capacity and availability on our credit lines to fund those seasonal grain purchases.

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

      In many cases, the accounting treatment of a particular transaction is significantly dictated by generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management's judgments in selecting among available alternatives would not produce a materially different result. Our chief financial officer has reviewed our accounting policies and related disclosures with our Audit committee. The notes to our consolidated financial statements contain a summary of our accounting policies. However, the accounting policies that we believe are the most important to our financial statements and that require the most difficult, subjective and complex judgments include the following:

      -     Evaluation of the allowance for doubtful accounts receivable

      -     Hedging activities

      -     Benefit plans

      -     Valuation of goodwill

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

      Penford has defined benefit plans for its employees providing retirement benefits and coverage for retiree health care. Qualified actuaries determine the estimated cost of these plans annually. These actuarial estimates are based on assumptions of the discount rate used to calculate the present value of future payments, the expected investment return on plan assets, the estimate of future increases in compensation rates and the estimate of increases in the cost of medical care. We make judgments about these assumptions based on our historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in our financial statements. Disclosure about these estimates and assumptions are included in Note H to the consolidated financial statements. See "Defined Benefit Plans" in this Item 7.

Valuation of Goodwill

      We are required to assess whether the value of goodwill reported on our balance sheet has been impaired on an annual basis, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While we engage qualified valuation experts to assist in this process, their work is based on our estimates of future operating results and allocation of goodwill to our business units. If future operating results differ materially from our estimates, the value of goodwill could be adversely impacted. See Note A to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

      As more fully described in Notes D and E to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2002 that contractually commit the Company to pay certain amounts in the future. The following table summarizes such contractual commitments:

                         2003       2004-2005     2006-2007   2008 & After     Total
                         ----       ---------     ---------   ------------     -----
Indebtedness .......  $ 18,779      $ 74,432      $  3,200      $     --      $ 96,411
Operating leases ...     5,268         6,603         3,244         4,545        19,660
                      --------      --------      --------      --------      --------
                      $ 24,047      $ 81,035      $  6,444      $  4,545      $116,071
                      ========      ========      ========      ========      ========

DEFINED BENEFIT PENSION PLANS

      Penford maintains two defined benefit pension plans in the U.S.

      The most significant assumptions used to determine pension expense and pension obligations are the discount rate and the expected return on assets assumption. The discount rate use by Penford in determining pension expense and pension obligations is based on a review of high quality (Baa to Aaa) corporate annualized bond yields (maturities of 20 or more years) and 30-year U.S. Treasury rates.

      The expected return on assets assumption used in determining pension expense is based on Penford's evaluation of historical market rates of return and asset class return expectations. Penford was also provided with projected returns, which were forward-looking and not based on historical returns. The projected returns considered returns from active management and fees.

      Penford recorded pension expense (income) of $0.2 million, $(0.8) million and $(0.5) million in 2002, 2001 and 2000, respectively. Penford expects pension expense to be approximately $1.1 million in fiscal 2003. The Company made no cash contributions to the pension plans during fiscal 2002, 2001 or 2000. Minimum cash contributions to the plans of $0.3 million are required in fiscal 2003.

      The expected return on assets assumption was reduced by 0.5% to 9.5% for pension expense for the year ending August 31, 2003. A 0.5% decrease in the expected return on assets assumption would increase pension expense by approximately $0.1 million based on asset levels over the past several years. Penford is evaluating the expected return on assets assumption that will be used to determine pension expense for future years.

      The discount rate used to determine pension expense reflects the decline in bond yields over the past several years. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.1 million. Penford bases its pension expense on the market value of assets. The difference between actual investment earnings and those assumed is recognized in pension expense through amortization over the expected future working lifetime of active employees. As of August 31, 2002, unrecognized losses from all sources (assets and liabilities) were $4.5 million. The estimated increase in future expense as a result of these losses is approximately $0.2 million.

NEW ACCOUNTING PRONOUNCEMENTS

      Effective September 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 established new standards related to how acquired goodwill and other intangible assets are to be recorded upon their acquisition as well as how they are to be accounted for after they have been initially recognized in the financial statements. Effective with the adoption of this standard, Penford is no longer amortizing goodwill. We have completed the required transitional impairment test at September 1, 2001, as well as the annual update as of June 1, 2002 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units' goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on our Food ingredients -- North America and the Australia/New Zealand operations reporting units, which are the same as two of our business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. See Note A to the consolidated financial statements.

      In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") will now be used to classify those gains and losses. We adopted SFAS No. 145 on September 1, 2002 and we will reclassify extraordinary items from all prior periods into income from continuing operations upon adoption. It is unlikely that we will classify future gains or losses from extinguishment of debt as extraordinary in nature.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for cost associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

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

      We have not maintained any derivative instruments to mitigate our U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on our review, may result in the incorporation of derivative instruments in our hedging strategy. Our currency exchange rate risk between our Australian and New Zealand operations is not significant. The impact of a 10% change in the foreign currency exchange rates compared with the U.S. dollar would not have a significant impact on reported net income for the year ended August 31, 2002.

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

      Penford's net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange traded futures and options contracts that hedge Penford's exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. We have estimated our market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2002 and 2001, the fair value of our net corn position was approximately $0.2 million and $1.9 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2002 and 2001, is estimated at $21,000 and $188,000, respectively.

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

      Penford's exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. We have estimated our market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2002, the fair value of our natural gas contracts was a loss of approximately $0.5 million. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2002 is estimated at $45,000. We did not have any natural gas derivatives positions at August 31, 2001.

ITEM 8: PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                        AUGUST 31
                                                                        ---------
                                                                  2002            2001
                                                                ---------       ---------
                                                                 (DOLLARS IN THOUSANDS)
                                           ASSETS
CURRENT ASSETS:
Cash .......................................................    $     765       $     199
Trade accounts receivable, net .............................       29,744          27,304
Inventories ................................................       27,956          23,564
Prepaid expenses and other .................................        5,171           6,505
                                                                ---------       ---------
  Total current assets .....................................       63,636          57,572
Property, plant and equipment:
  Land .....................................................       13,153          12,977
  Plant and equipment ......................................      267,837         261,687
  Construction in progress .................................        5,415           3,812
  Less accumulated depreciation ............................     (154,363)       (137,918)
                                                                ---------       ---------
    Net property, plant and equipment ......................      132,042         140,558
Deferred income taxes ......................................       10,375          13,214
Restricted cash value of life insurance ....................       11,705          11,866
Other assets ...............................................        3,592           4,614
Other intangible assets, net ...............................        2,770           1,224
                                                                ---------       ---------
Goodwill, net ..............................................       15,850          15,264
                                                                ---------       ---------
                                                                $ 239,970       $ 244,312
                                                                =========       =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft .............................................    $   1,754       $   1,975
Accounts payable ...........................................       17,161          13,477
Accrued liabilities ........................................       10,872           8,541
Current portion of long-term debt ..........................       18,779          17,658
                                                                ---------       ---------
  Total current liabilities ................................       48,566          41,651
Long-term debt .............................................       77,632          94,969
Other postretirement benefits ..............................       11,240          11,129
Deferred income taxes ......................................       20,474          22,947
Other liabilities ..........................................       13,094           7,904
Commitments and contingencies ..............................           --              --
Shareholders' equity:
Preferred stock, par value $1.00 per share, authorized
  1,000,000 shares, none issued ............................           --              --
Common stock, par value $1.00 per share, authorized
  29,000,000 shares, issued 9,666,149 shares in 2002 and
  9,511,178 in 2001, including treasury shares .............        9,666           9,511
Additional paid-in capital .................................       26,055          24,340
Retained earnings ..........................................       67,513          65,526
Treasury stock, at cost, 1,981,016 shares in 2002 and 2001 .      (32,757)        (32,757)
Accumulated other comprehensive income (loss) ..............       (1,513)           (908)
                                                                ---------       ---------
  Total shareholders' equity ...............................       68,964          65,712
                                                                ---------       ---------
                                                                $ 239,970       $ 244,312
                                                                =========       =========

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED AUGUST 31
                                                                             --------------------
                                                                    2002             2001              2000
                                                                -----------       -----------       -----------
                                                                      (DOLLARS IN THOUSANDS EXCEPT SHARE
                                                                              AND PER SHARE DATA)
Sales .......................................................   $   231,450       $   225,672       $   175,953
Cost of sales ...............................................       189,067           185,369           132,676
                                                                -----------       -----------       -----------
Gross margin ................................................        42,383            40,303            43,277
Operating expenses ..........................................        21,940            22,911            17,202
Research and development expenses ...........................         5,986             6,325             5,359
Restructure costs ...........................................         1,383               486                --
                                                                -----------       -----------       -----------
Income from operations ......................................        13,074            10,581            20,716
Investment impairment charge ................................          (486)               --                --
Investment income ...........................................            84               134                39
Interest expense ............................................        (7,108)          (10,185)           (4,813)
                                                                -----------       -----------       -----------
Income before income taxes and extraordinary item ...........         5,564               530            15,942
Income taxes ................................................         1,748               419             5,580
                                                                -----------       -----------       -----------
Income before extraordinary item ............................         3,816               111            10,362
Extraordinary loss on early extinguishment of debt, net of
  applicable income taxes of $478 in 2001 ...................            --               888                --
                                                                -----------       -----------       -----------
Net income (loss) ...........................................   $     3,816       $      (777)      $    10,362
                                                                ===========       ===========       ===========
Weighted average common shares and equivalents
  outstanding, assuming dilution ............................     7,794,304         7,637,564         7,765,044
                                                                ===========       ===========       ===========
Earnings per common share:
  Income before extraordinary item
   Basic ....................................................   $      0.50       $      0.02       $      1.40
                                                                ===========       ===========       ===========
   Diluted ..................................................   $      0.49       $      0.02       $      1.33
                                                                ===========       ===========       ===========
  Net income (loss)
   Basic ....................................................   $      0.50       $     (0.10)      $      1.40
                                                                ===========       ===========       ===========
   Diluted ..................................................   $      0.49       $     (0.10)      $      1.33
                                                                ===========       ===========       ===========
Dividends declared per common share .........................   $      0.24       $      0.24       $      0.22
                                                                ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED AUGUST 31
                                                                                --------------------
                                                                      2002            2001            2000
                                                                    ---------       ---------       ---------
                                                                               (DOLLARS IN THOUSANDS)
Operating activities:
Net income (loss) ...............................................   $   3,816       $    (777)      $  10,362
Adjustments to reconcile net income (loss) to net cash from
  operations:
  Loss on early extinguishment of debt ..........................          --             888              --
  Loss on write-off of long-term investment .....................         486              --              --
  Depreciation and amortization .................................      17,793          18,294          13,786
  Deferred income taxes .........................................       1,123          (1,020)          1,662
  Stock compensation expense related to non-employee director
   stock options ................................................         263             144             301
Change in operating assets and liabilities excluding impact of
  Penford Australia Limited acquisition:
  Trade receivables .............................................      (2,068)             (3)            888
  Inventories ...................................................      (3,835)           (848)            (98)
  Prepaid expenses ..............................................       1,695             197          (1,300)
                                                                    ---------       ---------       ---------
  Accounts payable and accrued liabilities ......................       4,353          (3,071)            (59)
                                                                    ---------       ---------       ---------
  Taxes payable .................................................       1,329            (459)             --
                                                                    ---------       ---------       ---------
  Other .........................................................         421             518              98
                                                                    ---------       ---------       ---------
Net cash flow from operating activities .........................      25,376          13,863          25,640
Investing activities:
  Acquisitions of property, plant and equipment, net ............      (7,384)        (12,349)        (17,480)
  Acquisition of Penford Australia Limited ......................          --         (55,953)             --
  Other .........................................................         547              35             108
                                                                    ---------       ---------       ---------
Net cash used by investing activities ...........................      (6,837)        (68,267)        (17,372)
Financing activities:
  Proceeds from revolving line of credit ........................      13,369          73,865          58,807
  Payments on revolving line of credit ..........................     (15,574)        (70,031)        (59,227)
  Proceeds from long-term debt ..................................          --         108,510              --
  Payments on long-term debt ....................................     (15,191)        (55,923)         (5,277)
  Payment of fees for early extinguishment of debt ..............          --          (1,366)             --
  Exercise of stock options .....................................       1,251           1,077           1,086
  Purchase of treasury stock ....................................          --              --          (2,430)
  Payment of loan fees ..........................................          --          (1,603)             --
                                                                    ---------       ---------       ---------
  Increase (decrease) in cash overdraft .........................        (221)          1,662             313
                                                                    ---------       ---------       ---------
  Payment of dividends ..........................................      (1,819)         (1,790)         (1,555)
                                                                    ---------       ---------       ---------
Net cash from (used by) financing activities ....................     (18,185)         54,401          (8,283)
                                                                    ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents ....         212             202              --
                                                                    ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ............         566             199             (15)
Cash and cash equivalents, beginning of year ....................         199              --              15
                                                                    ---------       ---------       ---------
Cash and cash equivalents, end of year ..........................   $     765       $     199       $      --
                                                                    =========       =========       =========
Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
  Interest ......................................................   $   7,306       $  10,496       $   5,091
  Income taxes, net .............................................   $  (1,222)      $   1,641       $   3,456

        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      NOTE RECEIVABLE    ACCUMULATED
                                                                                          FROM             OTHER            TOTAL
                                             ADDITIONAL                                 SAVINGS &       COMPREHENSIVE       SHARE-
                                 COMMON       PAID-IN      RETAINED       TREASURY        STOCK            INCOME          HOLDERS'
                                  STOCK       CAPITAL      EARNINGS        STOCK      OWNERSHIP PLAN       (LOSS)          EQUITY
                                  -----       -------      --------        -----      --------------       ------          ------
                                                                     (DOLLARS IN THOUSANDS)
Balances, September 1, 1999...   $ 9,267     $  21,459    $  59,370     $  (30,327)         $ (71)                 --     $  59,698
Net income....................                               10,362                                                          10,362
Exercise of stock options.....       117           969                                                                        1,086
Tax benefit of stock option
  exercises...................                     408                                                                          408
Stock compensation expense
  related to non-employee
  director stock options......         8           293                                                                          301
Savings and Stock Ownership
  Plan activity...............                                                                 71                                71
Purchase of treasury stock....                                              (2,430)                                          (2,430)
Dividends declared............                               (1,632)                                                         (1,632)
                                 -------     ---------    ---------     ----------          -----            ---------    ---------
Balances, August 31, 2000.....     9,392        23,129       68,100        (32,757)            --                  --        67,864
Net loss......................                                 (777)                                                           (777)
Change in unrealized gains on
  derivative instruments that
  qualify as cash flow hedges.                                                                                      31           31
Foreign currency translation
  adjustments.................                                                                                    (939)        (939)
                                                                                                                          ---------
Comprehensive loss............                                                                                               (1,685)
Exercise of stock options.....       119           958                                                                        1,077
Tax benefit of stock option
  exercises...................                     109                                                                          109
Stock compensation expense
  related to non-employee
  director stock options......                     144                                                                          144
Dividends declared............                               (1,797)                                                         (1,797)
                                 -------     ---------    ---------     ----------          -----            ---------    ---------
Balances, August 31, 2001.....     9,511        24,340       65,526        (32,757)            --                 (908)      65,712
Net income....................                                3,816                                                           3,816
Additional minimum pension
  liability...................                                                                                  (1,996)      (1,996)
Change in unrealized gains on
  derivative instruments that
  qualify as cash flow hedges.                                                                                     138          138
Foreign currency translation
  adjustments.................                                                                                   1,253        1,253
                                                                                                                          ---------
Comprehensive income..........                                                                                                3,211
Exercise of stock options.....       155         1,096                                                                        1,251
Tax benefit of stock option
  exercises...................                     356                                                                          356
Stock compensation expense
  related to non-employee
  director stock options and
  option accelerations........                     263                                                                          263
Dividends declared............                               (1,829)                                                         (1,829)
                                 -------     ---------    ---------     ----------          -----            ---------    ---------
Balances, August 31, 2002.....   $ 9,666     $  26,055    $  67,513     $  (32,757)         $  --            $  (1,513)   $  68,964
                                 =======     =========    =========     ==========          =====            =========    =========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Penford is in the business of developing, manufacturing and marketing specialty natural-based ingredient systems for various applications, including papermaking and food products. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford's products provide binding and film-forming characteristics that improve customer's products through convenient and cost-effective solutions made from renewable sources. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

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

CONCENTRATION OF CREDIT RISK, FINANCIAL INSTRUMENTS, SIGNIFICANT CUSTOMER AND EXPORT SALES

      Approximately half of the Company's sales in fiscal 2002 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. To date, the Company has not experienced any significant credit losses as a result of these economic conditions.

      The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts that management believes is sufficient to cover potential credit losses. The allowance was $345,000 and $301,000 at August 31, 2002 and 2001, respectively. The company wrote off receivables of approximately $184,000, $368,000 and $93,000 for the years ended August 31, 2002, 2001 and 2000.
Additional allowances were recorded of approximately $228,000, $356,000 and $158,000 for the years ended August 31, 2002, 2001 and 2000. In 2001, there were write-offs of receivables of approximately $287,000 due to bankruptcies in our customer base in our industrial ingredients and food ingredients businesses. As a result of the write-offs in 2001, additional allowances of approximately $288,000 were provided.

      The carrying value of financial instruments including cash, cash equivalents, receivables, payables, and variable-rate long-term debt approximates market value at August 31, 2002.

      Sales to a customer, Meadwestvaco, comprised approximately 9%, 10% and 15% of consolidated sales in fiscal 2002, 2001 and 2000, respectively. Export sales accounted for approximately 16%, 18% and 13% of consolidated sales in fiscal 2002, 2001 and 2000, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142, adopted September 1, 2001.

      Effective with the adoption of this standard, Penford is no longer amortizing goodwill. The Company completed a transitional impairment test at September 1, 2001 as well as the annual update as of June 1, 2002 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units' goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on our Food ingredients -- North America and the Australia/New Zealand operations reporting units, which are the same as two of our business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

      The Company's goodwill of $15.9 million and $15.3 million at August 31, 2002 and 2001 respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2001 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

      The following table provides a reconciliation of previously reported income (loss) before extraordinary item and earnings (loss) per share before extraordinary item to adjusted amounts assuming that SFAS No. 142 had been applied as of September 1, 2000:

                                                            YEAR END AUGUST 31
                                                              ---------------
                                                                   2001
                                                              ---------------
                                                               (DOLLARS IN
                                                             THOUSANDS EXCEPT
                                                              PER SHARE DATA)
Reported income (loss) before extraordinary item.......          $   111
Add: Goodwill amortization.............................              463
                                                                 -------
Adjusted income (loss) before extraordinary item.......          $   574
                                                                 =======
Earnings (loss) per common share, diluted:
  Reported income (loss) before extraordinary item.....          $  0.02
  Goodwill amortization................................             0.06
                                                                 -------
  Adjusted income (loss) before extraordinary item.....          $  0.08
                                                                 =======

      The impact of the non-amortization of goodwill on net income (loss) and earnings (loss) per share is the same as in the above table.

      Our intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of 11 years as of August 31, 2003 and an intangible pension asset. There is no residual value associated with patents. The carrying amount and accumulated amortization of our intangible assets are as follows:

                                         AUGUST 31, 2002               August 31, 2001
                                         ---------------               ---------------
                                     CARRYING     ACCUMULATED      Carrying     Accumulated
                                      AMOUNT     AMORTIZATION       Amount     Amortization
                                      ------     ------------       ------     ------------
                                                         (In thousands)
Intangible assets:
   Patents ......................   $   2,153      $     806      $   1,902      $     678
   Intangible pension asset(1) ..       1,423             --             --             --
                                    ---------      ---------      ---------      ---------
                                    $   3,576      $     806      $   1,902      $     678

-------------
(1) Not covered by the scope of SFAS No. 142.

      Amortization expense related to intangible assets was $0.1 million in each of 2002, 2001 and 2000. The estimated aggregate annual amortization expense for patents is $0.1 million for each of the next five fiscal years, 2003-2007.

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

FOREIGN CURRENCY TRANSLATION

      The financial statements of Penford Australia have been translated from New Zealand and Australian dollars to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation gain resulting from the change in exchange rate from the September 29, 2000 date of acquisition to August 31, 2002 is reported as a component of other comprehensive income.

RECENT ACCOUNTING DEVELOPMENTS

      In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB No. 30") will now be used to classify those gains and losses. We adopted SFAS No. 145 on September 1, 2002 and we will reclassify extraordinary items from all prior periods into income from continuing operations upon adoption. It is unlikely that we will classify future gains or losses from extinguishment of debt as extraordinary in nature.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for cost associated with exit or disposal activities be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

NOTE B -- ACQUISITION OF PENFORD AUSTRALIA

      On September 29, 2000, Penford acquired Penford Australia for $54.2 million in cash, plus transaction costs of approximately $1.7 million. Penford Australia is the sole producer of corn starch products in Australia and New Zealand and has developed novel-starch-based products, as evidenced by patents obtained for high amylose maize starches for use as dietary fiber and in biodegradable packaging. . Penford Australia manufactures products used to enhance the functionality of food products, generally through providing the texture and viscosity required by the customer for products such as sauces and gravies. Penford's starch products are also used in the mining and paper industries, specifically in the flotation process for extracting minerals from finely ground hard rock ores. Its operations include three manufacturing facilities, two in Australia and one in New Zealand, for processing specialty corn starches and wheat products.

      The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill. Penford accounted for the purchase as follows:

Consideration given related to the purchase:
    Cash ......................................   $ 54,195
    Direct costs of acquisition ...............      1,691
                                                  --------
                                                  $ 55,886
                                                  --------

Fair market value of assets acquired:
    Current assets ............................   $ 23,113
    Property, plant and equipment .............     30,498
    Other assets ..............................      2,340
    Current liabilities .......................    (11,336)
    Debt ......................................     (1,659)
    Other long-term liabilities ...............     (2,584)
                                                  --------
                                                  $ 40,372
                                                  --------
Goodwill                                          $ 15,514
                                                  --------

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

                                                               YEAR ENDED AUGUST 31
                                                               --------------------
                                                              2001              2000
                                                          -----------       -----------
                                                              (DOLLARS IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
Revenue ...............................................   $   232,601       $   242,218
Income before extraordinary item ......................           188            12,073
Net income (loss) .....................................          (700)           12,073
Earnings (loss) per common share:
  Income before extraordinary item ....................   $      0.03       $      1.63
                                                          ===========       ===========
  Net income (loss) ...................................   $     (0.09)      $      1.63
                                                          ===========       ===========
Earnings (loss) per common share, assuming dilution:
  Income before extraordinary item ....................   $      0.02       $      1.55
                                                          ===========       ===========
  Net income (loss) ...................................   $     (0.09)      $      1.55
                                                          ===========       ===========

NOTE C -- INVENTORIES

      Inventories are stated at the lower of cost or market. Cost, which includes material, labor and manufacturing overhead costs, is determined by the first-in, first-out ("FIFO") method. Components of inventory are as follows:

                                   AUGUST 31
                                   ---------
                               2002         2001
                               ----         ----
                            (DOLLARS IN THOUSANDS)
Raw materials and other ..   $14,250      $ 9,164
Work in progress .........       597          610
Finished goods ...........    13,109       13,790
                             -------      -------
     Total inventories ...   $27,956      $23,564
                             =======      =======

      To reduce the price risk caused by market fluctuations for the corn purchased for its North American operations, the Company generally follows a policy of using exchange-traded futures contracts to hedge its exposure to commodity price fluctuations. The instruments used are principally readily marketable exchange-traded futures contracts that are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes of the hedged commodity. As of August 31, 2002, the Company had designated certain derivative instruments as fair value hedges of certain of the Company's firmly committed fixed-price commodity purchase contracts and had designated certain derivative instruments as cash flow hedges of specific volumes of commodities that will be purchased and processed in a future month. For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings in the period when the finished goods produced from the hedged item are sold. The Company's cash flow hedges at August 31, 2002 will be recognized in earnings over the next twelve months. The amount of ineffectiveness related to the Company's hedging activities was not material.

NOTE D -- DEBT

                                                                           AUGUST 31
                                                                           ---------
                                                                       2002          2001
                                                                       ----          ----
                                                                     (DOLLARS IN THOUSANDS)
Secured credit agreements -- revolving loans, 4.94% weighted
  average interest rate at August 31, 2002 ........................  $ 43,735      $ 47,650
Secured credit agreements -- term loans, 5.31% weighted average
  interest rate at August 31, 2002 ................................    46,046        60,492
Inventory financing credit agreement, 6.23% interest rate at
  August 31, 2002 .................................................     6,630         3,745
Lines of credit ...................................................        --           740
                                                                     --------      --------
                                                                       96,411       112,627
Less current portion ..............................................    18,779        17,658
                                                                     --------      --------
Long-term debt ....................................................  $ 77,632      $ 94,969
                                                                     ========      ========

      Maturities of long-term debt for the fiscal years beginning with the year ending August 31, 2003 are as follows (dollars in thousands):

2003......................................     $   18,779
2004......................................         59,084
2005......................................         15,348
2006......................................          3,200
                                               ----------
                                               $   96,411
                                               ==========

      On November 15, 2000, a $130 million credit facility was completed to finance the acquisition of Penford Australia and to replace existing credit facilities. The combined credit facilities in the U.S. and Australia consist of $65 million in term loans and $65 million of revolving lines of credit. These revolving lines of credit expire on October 31, 2003, and the term loans expire on October 31, 2005. Borrowing rates available to the Company under the entire credit facility are based on either LIBOR in the U.S. and BBSY in Australia or prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility, and the credit facility agreements include, among other terms, financial covenants with limitations on indebtedness, minimum net worth and capital expenditures as well as maintenance of leverage, interest and fixed charge coverage ratios. We were in compliance with all debt covenants at August 31, 2002. On November 26, 2002, the Company's banks approved an amendment to the credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in 2003 to reflect the current operating environment and to ensure continued availability of credit. We are required to reduce our leverage ratio (the ratio of our debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) as follows: 3.15 to 1 at November 30, 2002; 3.00 to 1 at February 28, 2003; 2.75 to 1 at August 31, 2003; 2.50 to 1 at February 28, 2004; 2.25 to 1 at August 31, 2004; 2.00 to 1 at November 30, 2004 and thereafter. We are required to reduce our term loans by an additional $2.1 million in fiscal 2003 under prepayment clauses of our credit agreement. Maturities of long-term debt shown above reflect the amended repayment schedule. The Company expects to continue to be in compliance with the amended covenants.

      Of the facilities replaced by the acquisition financing in fiscal 2001, $18.6 million was principal repaid to holders of private placement debt. Terms of the private placements also required a prepayment fee of $1.4 million, which has been presented as an extraordinary loss of $0.9 million, net of the related tax benefit of $0.5 million.

NOTE E -- LEASES

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

2003...................................    $    5,268
2004...................................         4,110
2005...................................         2,493
2006...................................         1,769
2007...................................         1,475
Thereafter.............................         4,545
                                           ----------
                                           $   19,660
                                           ==========

NOTE F -- STOCK-BASED COMPENSATION PLANS

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

      The Directors' Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company's common stock on the date of grant. At each director's annual election, annual grants, retainers and meeting fees may be received in the form of non-qualified stock options in lieu of cash compensation. Options granted under the Directors' Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year. In 2002, 2001 and 2000, we expensed approximately, $92,000, $98,000 and $69,000, respectively, in non-cash compensation related to our directors' deferred compensation and restricted stock plans.

      Changes in stock options for the three years ended August 31 follow:

                                                                                                WEIGHTED AVERAGE
                                                                 SHARES     OPTION PRICE RANGE   EXERCISE PRICE
                                                               ---------    ------------------  ----------------

Balance, September 1, 1999.............................        1,134,031     $ 5.77 --  14.88       $   9.16
Granted................................................          327,493     $11.16 --  19.31       $  15.28
Exercised..............................................         (116,631)      5.77 --  12.32           9.11
Cancelled..............................................          (67,625)      8.13 --  10.00           9.08
                                                               ---------
Balance, August 31, 2000...............................        1,277,268       5.77 --  19.31          10.74
Granted................................................          200,042     $ 7.59 --  13.73       $  12.86
Exercised..............................................         (119,276)      8.02 --  10.88           9.29
Cancelled..............................................         (110,549)      8.02 --  13.73          10.63
                                                               ---------
Balance, August 31, 2001...............................        1,247,485       5.77 --  19.31          11.22
Granted................................................          302,282     $ 7.73 --  17.50       $  13.05
Exercised..............................................         (185,505)      5.77 --  14.88           9.61
Cancelled..............................................          (25,671)      9.25 --  13.63          10.68
                                                               ---------
Balance, August 31, 2002...............................        1,338,591       5.77 --  19.31          11.87
                                                               =========
Options Exercisable at August 31
   -2000...............................................          524,099     $ 5.77 --  19.31       $   9.19
   -2001...............................................          643,540       5.77 --  19.31          10.04
   -2002...............................................          700,173       5.77 --  19.31          10.68
Shares available for future grant at August 31, 2002...          674,738

      The following table summarizes information concerning outstanding and exercisable options as of August 31, 2002:


                                 OPTIONS OUTSTANDING
                        ------------------------------------     OPTIONS EXERCISABLE
                                        WTD. AVG.     WTD.      ---------------------
                                        REMAINING     AVG.                  WTD. AVG.
      RANGE OF            NUMBER OF    CONTRACTUAL  EXERCISE    NUMBER OF   EXERCISE
   EXERCISE PRICES         OPTIONS        LIFE        PRICE      OPTIONS      PRICE
-------------------    -------------   -----------  --------    ---------   ---------
$   5.77 --   9.23           312,512     4.09       $  8.31      232,897    $  8.00
    9.24 --  13.42           573,928     7.33         10.88      304,281      10.10
   13.43 --  19.31           452,151     8.14         15.59      162,995      15.58
                       -------------                             -------
                           1,338,591                             700,173
                       =============                             =======

      The Company uses the intrinsic-value method to record expense for stock options. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards. Had compensation cost been recognized based on the fair value method at the date of grant for options awarded in fiscal 2002, 2001 and 2000 under the Plans, pro forma amounts of the Company's net income (loss) and earning (loss) per common share would have been as follows:

                                                                     YEAR ENDED AUGUST 31,
                                                             --------------------------------
                                                                2002        2001        2000
                                                             ----------  ----------   -------
                                                              (DOLLARS IN THOUSANDS EXCEPT PER
                                                                         SHARE DATA)
Net income (loss) -- as reported........................      $  3,816   $     (777)  $   10,362
Net income (loss) -- pro forma..........................         2,906       (1,502)       9,646
Net income (loss) per common share -- as reported.......      $   0.50   $   (0.10)   $     1.40
Net income (loss) per common share -- pro forma.........          0.38       (0.20)         1.30
Net income (loss) per common share, diluted -- as
  reported..............................................      $   0.49   $   (0.10)   $     1.33
Net income (loss) per common share, diluted -- pro forma          0.37       (0.20)         1.24

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2002: risk-free interest rates of 1.7% to 4.2%; expected option life of each vesting increment of 2.7 years for employees and 2.2 years for non-employee directors; expected volatility of 61%; and expected dividends of $0.24 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 2002, 2001 and 2000 was $7.54, $7.48 and 8.90, respectively. The weighted average fair value of options granted under the Directors' Plan during fiscal years 2002, 2001 and 2000 was $5.56, $8.85 and $8.58, respectively. The effect of applying SFAS No. 123 for providing pro forma disclosures for fiscal years 2002, 2001, and 2000 is not likely to be representative of the effects in future years because the amounts above reflect only the options granted in 2002, 2001, and 2000 that vest over four to five years, and additional grants are generally made annually.

NOTE G -- INCOME TAXES

      Income before income taxes and extraordinary item is as follows:

                                  YEAR ENDED AUGUST 31
                           -------------------------------
                              2002       2001        2000
                           ---------  ----------   -------
                                 (DOLLARS IN THOUSANDS)
Domestic...............    $   3,137  $   (1,812)  $   15,942
Foreign................        2,427       2,342          --
                           ---------  ----------   ----------
     Total.............    $   5,564  $      530   $   15,942

      Income tax expense on income before extraordinary item consists of the following:

                                      YEAR ENDED AUGUST 31
                               -------------------------------
                                  2002        2001       2000
                               ----------  ----------  -------
                                    (DOLLARS IN THOUSANDS)
Current:
  Federal..................    $    (195)  $      --   $   3,264
  State....................          100          465        654
  Foreign..................          720        1,000        --
                               ---------   ----------  ---------
                                     625        1,465      3,918
Deferred:
  Federal..................        1,125       (1,193)     1,322
  State....................          --           --         340
  Foreign..................           (2)         147        --
                               ---------   ----------  ---------
                                   1,123       (1,046)     1,662
                               ---------   ----------  ---------
Total provision............    $   1,748   $      419  $   5,580
                               =========   ==========  =========

      A reconciliation of the statutory federal tax to the actual provision for taxes on income before extraordinary item is as follows:

                                                                       YEAR ENDED AUGUST 31
                                                                ---------------------------------
                                                                    2002        2001         2000
                                                                -----------  ----------  --------
                                                                       (DOLLARS IN THOUSANDS)
Statutory tax rate.........................................            34%         35%          35%
Statutory tax on income before extraordinary item..........     $   1,892    $    186        5,580
State taxes, net of federal benefit........................            58         273          369
Nondeductible depreciation and amortization................            53         231          --
Tax credits, including research and development credits....          (245)       (140)        (125)
Effect of enacted tax legislation..........................         1,213         --           --
Tax rate change on net deferred tax liabilities............          (270)        --           --
Foreign sales corporation benefit..........................          (709)        (96)        (245)
Lower statutory rate on foreign earnings...................           (96)        --           --
Other......................................................          (148)        (35)           1
                                                                ---------    --------    ---------
Total provision............................................     $   1,748    $    419    $   5,580
                                                                =========    ========    =========

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

      The significant components of deferred tax assets and liabilities are as follows:

                                            YEAR ENDED AUGUST 31
                                          -----------------------
                                             2002          2001
                                          ----------    ---------
                                           (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Alternative minimum tax credit......    $    1,268    $   3,476
  Research and development credit.....           623          402
  Postretirement benefits.............         3,934        4,006
  Provisions for accrued expenses.....         3,927        2,744
  Net operating losses................           --         1,419
  Other...............................           623        1,167
                                          ----------    ---------
Total deferred tax assets.............        10,375       13,214
                                          ----------    ---------
Deferred tax liabilities:
  Depreciation........................        20,921       22,114
  Other...............................          (447)         833
                                          ----------    ---------
Total deferred tax liabilities........        20,474       22,947
                                          ----------    ---------
  Net deferred tax liabilities........    $   10,099    $   9,733
                                          ==========    =========

      The Company had research and development tax credit carryforwards of $0.6 million at August 31, 2002 that expire in fiscal years 2013 through 2022, and federal alternative minimum tax credit carryforwards of $1.3 million, which do not expire under current tax law.

NOTE H -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

      The following represents information summarizing the Company's pension and other postretirement benefit plans:

                                                                    YEAR ENDED AUGUST 31
                                                  -------------------------------------------------------
                                                        PENSION BENEFITS              OTHER BENEFITS
                                                  -------------------------     -------------------------
                                                       2002           2001          2002          2001
                                                  ----------     ----------     -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at September 1............     $   23,122     $   21,877     $     8,344   $     7,578
Service Cost.................................            493            522             254           269
Interest Cost................................          1,726          1,686             628           589
Plan participants' contributions.............            --             --               12             8
Amendments...................................            --             348             --            --
Actuarial (gain) loss........................            953           (325)            373           138
Change in assumptions........................            697            611             --            --
Benefits paid................................         (1,654)        (1,597)           (588)         (295)
                                                  ----------     ----------     -----------   -----------
Benefit obligation at August 31..............         25,337(1)      23,122(2)        9,023         8,287
                                                  ==========     ==========     ===========   ===========
CHANGE IN PLAN ASSETS
Fair value of plan assets at September 1.....         23,430         28,769             --            --
Actual return on plan assets.................         (2,027)        (3,742)            --            --
Company contributions........................            --             --              576           287
Plan participants' contributions.............            --             --               12             8
Benefits paid................................         (1,654)        (1,597)           (588)         (295)
                                                  ----------     ----------     -----------   -----------
Fair value of the plan assets at August 31...         19,749(1)      23,430(2)          --            --
                                                  ==========     ==========     ===========   ==========
Funded status of the plan (underfunded)......         (5,588)           308          (9,023)       (8,287)
Unrecognized net gain........................          4,456         (1,485)         (2,217)       (2,842)
Unrecognized transition obligation...........            246            372             --            --
Unrecognized prior service cost..............          1,165          1,254             --            --
                                                  ----------     ----------     -----------   ----------
Prepaid (accrued) benefit cost...............     $      279     $      449     $   (11,240)  $   (11,129)
                                                  ==========     ==========     ===========   ===========

----------

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

                                                        AUGUST 31
                                         ------------------------------------
                                          PENSION BENEFITS     OTHER BENEFITS
                                         -----------------     --------------
                                          2002       2001      2002      2001
                                         -----      ------     ----      ----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount Rate.......................      7.50%      7.75%      7.5%     7.75%
Expected return on plan assets......     10.00      10.00
Rate of compensation increase.......      4.00       4.00

      Future benefit costs were estimated assuming medical costs would increase at a 8.5% annual rate for fiscal 2003, decreasing by one half percent ratably over the next eight years to a rate of 4.5%.

                                                                         YEAR ENDED AUGUST 31
                                                 --------------------------------------------------------------------
                                                           PENSION BENEFITS                    OTHER BENEFITS
                                                 ------------------------------------  ------------------------------
                                                    2002         2001         2000        2002       2001       2000
                                                 ----------   ----------   ----------  --------   --------   --------
                                                                        (DOLLARS IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service Cost.................................    $      493   $      522   $      642  $    254   $    269   $    270
Interest Cost................................         1,726        1,686        1,609       628        589        549
Expected return on plan assets...............        (2,258)      (2,797)      (2,590)      --         --         --
Net amortization and deferral................           210         (240)        (120)     (195)      (247)      (229)
                                                 ----------   ----------   ----------  --------   --------   --------
Benefit cost.................................    $      171   $     (829)  $     (459) $    687   $    611   $    590
                                                 ==========   ==========   ==========  ========   ========   ========

      The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                                           1-PERCENTAGE-    1-PERCENTAGE-
                                                                               POINT            POINT
                                                                             INCREASE         DECREASE
                                                                           -------------    -------------
Effect on total of service and interest cost components in fiscal 2002       $     173        $    (138)
Effect on postretirement benefit obligation as of August 31, 2002.....       $   1,563        $  (1,263)

NOTE I -- OTHER EMPLOYEE BENEFITS

SAVINGS AND STOCK OWNERSHIP PLAN

      The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 12%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3%. The Company's matching contributions were $796,000, $692,000 and $666,000 for fiscal years 2002, 2001 and 2000, respectively.

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

SUPERANNUATION FUND

      The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 8% of each employee's eligible pay, whereas New Zealand law requires at least a 7.5% and 5% employer contribution for salaried and hourly employees, respectively. Effective July 1, 2002, the minimum contribution in Australia increased to 9%. The Company contributions to superannuation funds were $723,000 and $653,000 in 2002 and 2001, respectively.

NOTE J -- COMMON STOCK PURCHASE RIGHTS

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

NOTE K -- OTHER COMPREHENSIVE INCOME (LOSS)

      The components of other comprehensive income (loss) are as follows (dollars in thousands):

                                              ADDITIONAL MINIMUM      FOREIGN CURRENCY       DERIVATIVE FINANCIAL
                                               PENSION LIABILITY   TRANSLATION ADJUSTMENTS     INSTRUMENTS GAINS      TOTAL
                                              ------------------   -----------------------   --------------------   ----------
Balance at August 31, 2000...............         $     --                $     --                 $   --           $      --
Foreign currency translation adjustments.               --                     (939)                   --                 (939)
Change in fair value of derivatives, net
  of applicable income taxes of $314.....               --                      --                     583                 583
Gains from derivative transactions
  reclassified into earnings from other
  comprehensive income, net of $297 tax
  expense................................               --                      --                    (552)               (552)
                                                  ---------               ---------                -------          ----------
Balance at August 31, 2001...............               --                     (939)                    31                (908)
Foreign currency translation adjustments.               --                    1,253                    --                1,253
Change in fair value of derivatives, net
  of applicable income taxes of $357.....               --                      --                     663                 663
Gains from derivative transactions
  reclassified into earnings from other
  comprehensive income, net of $283 tax
  expense................................               --                      --                    (525)               (525)
                                                  ---------               ---------                -------          ----------
Additional minimum pension liability,
  net of $1,075 tax benefit..............            (1,996)                    --                     --               (1,996)
                                                  ---------               ---------                -------          ----------
Balance at August 31, 2002...............         $  (1,996)              $     314                $   169          $   (1,513)
                                                  =========               =========                =======          ==========

      The earnings associated with the Company's investment in Penford Australia are considered to be permanently invested and no provision for U.S. federal and state income taxes on the related translation adjustment has been provided.

NOTE L -- EARNINGS (LOSS) PER COMMON SHARE

      The following table presents the computation of basic and diluted earnings
(loss) per share:

                                                                        YEAR ENDED AUGUST 31
                                                           --------------------------------------------
                                                                2002            2001            2000
                                                           -------------   -------------   ------------
                                                                 (DOLLARS IN THOUSANDS EXCEPT SHARE
                                                                         AND PER SHARE DATA)
Income before extraordinary item........................   $       3,816   $         111   $      10,362
Extraordinary loss......................................             --             (888)            --
                                                           -------------   -------------   ------------
Net income (loss).......................................   $       3,816   $        (777)  $      10,362
                                                           =============   =============   =============
Weighted average common shares outstanding..............       7,594,628       7,473,340       7,414,435
Net effect of dilutive stock options....................         199,676             --          350,609
                                                           -------------   -------------   -------------
  Weighted average common shares and equivalents
   outstanding..........................................       7,794,304       7,473,340       7,765,044
                                                           =============   =============   =============
Earnings (loss) per common share, basic:
  Income before extraordinary item......................   $        0.50   $        0.02   $        1.40
  Extraordinary loss....................................             --            (0.12)            --
                                                           -------------   -------------   ------------
  Net income (loss).....................................   $        0.50   $       (0.10)  $        1.40
                                                           =============   =============   =============
Earnings (loss) per common share, diluted:
  Income before extraordinary item......................   $        0.49   $        0.02   $        1.33
  Extraordinary loss....................................             --            (0.12)            --
                                                           -------------   -------------   ------------
  Net income (loss).....................................   $        0.49   $       (0.10)  $        1.33
                                                           =============   =============   =============

NOTE M -- SEGMENT REPORTING

      Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients -- North America and Food Ingredients -- North America, are broad categories of end-market users, primarily served by our U.S. operations. The third segment is our geographically separate operations in Australia and New Zealand. Our Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. A fourth item for "corporate and other" activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. Intercompany sales of $447,000 between Australia/New Zealand operations and Food Ingredients -- North America in 2002 are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. All interest expense of the Company is included in corporate and other and is not allocated to the other reportable segments. The extraordinary item in 2001 was attributable to corporate and other. The accounting policies of the reportable segments are the same as those described in Note A.

                                                       YEAR ENDED AUGUST 31
                                             ---------------------------------------
                                                 2002           2001          2000
                                             -----------    -----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Sales
-  Industrial ingredients -- North America   $   126,053    $   127,300   $   142,889
-  Food ingredients -- North America.....         43,533         42,772        33,064
-  Australia/New Zealand operations......         62,311         55,600           --
-  Corporate and other...................           (447)           --            --
                                             -----------    -----------   ----------
                                             $   231,450    $   225,672   $   175,953
                                             ===========    ===========   ===========
Depreciation and amortization

-  Industrial ingredients -- North America   $    10,809    $    10,963   $    10,636
-  Food ingredients -- North America.....          3,200          3,135         2,857
-  Australia/New Zealand operations......          3,108          3,500           --
-  Corporate and other...................            676            696           --
                                             -----------    -----------   ----------
Income from operations                       $    17,793    $    18,294   $    13,786
                                             ===========    ===========   ===========
-  Industrial ingredients -- North America   $     9,002    $     5,558   $    20,087
-  Food ingredients -- North America.....          6,574          6,580         5,017
-  Australia/New Zealand operations......          4,576          4,347           --
-  Corporate and other...................         (7,078)        (5,904)       (4,388)
                                             -----------    -----------   -----------
                                             $    13,074    $    10,581   $    20,716
                                             ===========    ===========   ===========
Capital expenditures, net

-  Industrial ingredients -- North America     $   4,877    $     7,077   $    11,044
-  Food ingredients -- North America.....            684          2,186         6,360
-  Australia/New Zealand operations......          1,802          3,194            76
-  Corporate and other...................             21           (108)          --
                                             -----------    -----------   ----------
                                             $     7,384    $    12,349   $    17,480
                                             ===========    ===========   ===========

                                                      AUGUST 31
                                               ------------------------
                                                   2002         2001
                                               -----------  -----------
                                                (DOLLARS IN THOUSANDS)
Total Assets
-  Industrial ingredients -- North America     $   108,635  $   113,751
-  Food ingredients -- North America.....           35,171       37,424
-  Australia/New Zealand operations......           75,042       69,275
-  Corporate and other...................           21,122       23,862
                                               -----------  -----------
                                               $   239,970  $   244,312
                                               ===========  ===========

                                                      AUGUST 31
                                                ----------------------
                                                   2002         2001
                                                ---------    ---------
                                                (DOLLARS IN THOUSANDS)
Goodwill
-  Food ingredients -- North America.....       $   4,500    $   4,500
-  Australia/New Zealand operations......          11,350       10,764
                                                ---------    ---------
                                                $  15,850    $  15,264
                                                =========    =========

      Reconciliation of total income from operations for the Company's segments to income before income taxes and extraordinary item as reported in the consolidated financial statements follows:

                                                                    YEAR ENDED AUGUST 31
                                                            -------------------------------------
                                                               2002          2001         2000
                                                            ----------   -----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Income from operations.................................     $   13,074   $    10,581   $   20,716
Other non-operating expense............................            486           --           --
Investment income......................................             84           134           39
Interest expense.......................................         (7,108)      (10,185)      (4,813)
                                                            ----------   -----------   ----------
Income before income taxes and extraordinary item......     $    5,564   $       530   $   15,942
                                                            ==========   ===========   ==========

      Information about the Company's operations by geographic area follows:

                                         YEAR ENDED AUGUST 31
                                -------------------------------------
                                    2002          2001        2000
                                -----------   -----------  ----------
                                        (DOLLARS IN THOUSANDS)
Sales
-  North America...........     $   169,139   $   170,072  $   175,953
-  Australia/New Zealand...          62,311        55,600          --
                                -----------   -----------  ----------
                                $   231,450   $   225,672  $   175,953
                                ===========   ===========  ===========

                                         AUGUST 31
                                 -------------------------
                                    2002           2001
                                 -----------   -----------
                                   (DOLLARS IN THOUSANDS)
Long-lived assets, net
-  North America.............    $   105,753   $   114,258
-  Australia/New Zealand.....         42,139        41,564
                                 -----------   -----------
                                 $   147,892   $   155,822
                                 ===========   ===========

NOTE N -- OTHER EVENTS

      In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1,383,000 related to severance and other exit activity expenses, which are included in operating expenses. The restructuring covers 7 employees, 1 of which had been terminated as of August 31, 2002. All amounts accrued are expected to be paid in fiscal 2003.

      The following table is an analysis of the reserve recorded for the 2002 restructuring (in thousands).

                                 EMPLOYEE    LEASE TERMINATION
                                   COSTS         AND OTHER        TOTAL
                                 ---------   -----------------  ---------
Initial accrual..............    $   1,040         $  343       $   1,383
Payments.....................          (26)           (79)           (105)
                                 ---------         ------       ---------
Balance, August 31, 2002.....    $   1,014         $  264       $   1,278
                                 =========         ======       =========

      In 2001, Penford invested in an early-stage technology company in the business of developing data analytics software applications. Penford accounted for its investment on the cost method. In 2002, with the continuing slowdown in the technology business sector, Penford undertook an assessment of the fair value of its investment. Penford considered a number of factors, including the financial health and prospects of the investee, the prospects for receiving a future return on Penford's investment, the adverse changes in the funding environment for technology companies and the lack of marketability for the investment. The assessment indicated that it was unlikely that Penford would recover any of its then existing carrying amount and that an other than temporary decline in the fair value of its investment had occurred. Penford recorded an impairment charge of $0.5 million related to the complete write-off of this investment. This charge is shown as an investment impairment charge in the consolidated statements of operations.

      In fiscal 2001, the Company incurred other charges of $533,000 for transaction costs related to terminated joint venture discussions and severance costs of $486,000 relating to workforce reductions of administrative employees. The costs are included in operating expenses.

NOTE O -- SUBSEQUENT EVENT

      In November 2002, Penford sold certain assets of its resistant starch business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of ICI of the U. K., for $2.5 million.

      Penford also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Penford retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the agreements Penford will receive an initial licensing fee of $2.25 million and annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The licensing fee will be amortized over the life of the agreement. The royalty payments are subject to a minimum of $7.0 million over the first five years of the licensing agreement. The initial cash proceeds to Penford are expected to be approximately $4.1 million, which is net of transaction expenses.

      We also entered into a tolling arrangement under which we will manufacture resistant starch products for National Starch, if requested by National Starch. We do not know the level to which National Starch will request production in the future. Penford's sales of resistant starch products in 2002 and for the eleven months in 2001 since the acquisition of Penford Australia were approximately $5 million.

NOTE P -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       FIRST      SECOND       THIRD       FOURTH
         FISCAL 2002                  QUARTER   QUARTER(1)    QUARTER    QUARTER(2)     TOTAL
-------------------------------     ----------  ----------  ----------   ----------  -----------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales..........................     $   56,305  $   54,837  $   59,137   $   61,171  $   231,450
Cost of sales..................         46,106      44,773      47,870       50,318      189,067
                                    ----------  ----------  ----------   ----------  -----------
Gross margin...................         10,199      10,064      11,267       10,853       42,383
Net income.....................          1,240         144       1,420        1,012        3,816
Earnings per common share:
  Basic........................     $     0.16  $     0.02  $     0.19   $     0.13  $      0.50
  Diluted......................     $     0.16  $     0.02  $     0.18   $     0.13  $      0.49
Dividends declared.............     $     0.06  $     0.06  $     0.06   $     0.06  $      0.24

                                                   FIRST       SECOND        THIRD      FOURTH
              FISCAL 2001                       QUARTER(3)    QUARTER    QUARTER(4)    QUARTER       TOTAL
-------------------------------------------     ----------  ----------   ----------   ----------  -----------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales......................................     $   51,889  $   55,843   $   58,785   $   59,155  $   225,672
Cost of sales..............................         40,936      46,825       49,261       48,347      185,369
Gross margin...............................         10,953       9,018        9,524       10,808       40,303
Income (loss) before extraordinary item....          1,136        (832)        (608)         415          111
Extraordinary loss.........................            888         --           --           --           888
Net income (loss)..........................            248        (832)        (608)         415         (777)
Earnings (loss) per common share:
  Basic....................................     $     0.03  $    (0.11)  $    (0.08)  $     0.06  $     (0.10)
  Diluted..................................     $     0.03  $    (0.11)  $    (0.08)  $     0.06  $     (0.10)
Dividends declared.........................     $     0.06  $     0.06   $     0.06   $     0.06  $      0.24

----------

(1) Second quarter fiscal 2002 operating results include a charge of $1.4 million for costs related to the announcement of a strategic restructuring of the Company's business operations.

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Penford Corporation

    We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. .As discussed in Note A to the consolidated financial statements, effective September 1, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                 /s/ ERNST & YOUNG LLP
                                       -----------------------------------------
                                                   Ernst & Young LLP

Seattle, Washington
October 7, 2002, except as to Note D
as to which the date is November 26, 2002

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements

    The consolidated balance sheets as of August 31, 2002 and 2001 and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended August 31, 2002 and the report of independent auditors are included in Part II, Item 8.

    (2) Financial Statement Schedules

    Schedule II is included herein All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable.

    (3) Exhibits

    See index to Exhibits on page 45.

    (b) Reports on Form 8-K

    Penford filed a report on From 8-K on October 21, 2002 with respect to the relocation of its principal executive office from the State of Washington to Colorado.

    (c) Exhibits

    See Item 15(a)(3), above.

    (d) Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENFORD CORPORATION

                                            \s\ Thomas D. Malkoski
                                            ---------------------------------
                                            Thomas D. Malkoski

Date: July 10, 2003


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                              TITLE
------------------------------------------       -----------------------------------------------

        \s\ Thomas D. Malkoski                   President, Chief Executive Officer and Director
------------------------------------------                (Principal Executive Officer)
          Thomas D. Malkoski

                   *                               Vice President and Chief Financial Officer
------------------------------------------        (Principal Financial and Accounting Officer)
           Steven O. Cordier

                   *                                   Chairman of the Board of Directors
------------------------------------------
           Paul H. Hatfield

                   *                                                Director
------------------------------------------
          Richard T. Crowder

        \s\ William E. Buchholz                                     Director
------------------------------------------
          William E. Buchholz

                   *                                                Director
------------------------------------------
            Jeffrey T. Cook

                   *                                                Director
------------------------------------------
          John C. Hunter III

                   *                                                Director
------------------------------------------
           Sally G. Narodick

                   *                                                Director
------------------------------------------
           James E. Warjone

        \s\ Thomas D. Malkoski
------------------------------------------
        *By Thomas D. Malkoski,
        pursuant to a power of attorney dated October 22, 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas D. Malkoski, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Penford Corporation;

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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             PENFORD CORPORATION

Date: July 10, 2003                          \s\ Thomas D. Malkoski
                                             ---------------------------------
                                             Thomas D. Malkoski
                                             Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven O. Cordier, certify that:

    1. I have reviewed this annual report on Form 10-K/A of Penford Corporation;

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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          PENFORD CORPORATION

Date: July 10, 2003                             /s/ STEVEN O. CORDIER
                                          ------------------------------------
                                                   Steven O. Cordier
                                                Chief Financial Officer

                               PENFORD CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                                                   Additions
                                                     -------------------------------------
                                  Balance at         Charged to costs     Charged to other                    Balance at end
     Description               beginning of year       and expenses           accounts         Deductions        of year
     -----------               -----------------     ----------------     ----------------     ----------     --------------

Year ended August 31, 2002

Allowance for doubtful
   accounts                          $301                  $228                $ --                $184             $345

Year ended August 31 ,2001

Allowance for doubtful
   accounts                          $313                  $356                $ --                $368             $301

Year ended August 31, 2000

Allowance for doubtful
   accounts                          $248                  $158                $ --                $ 93             $313

                                INDEX TO EXHIBITS

    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Englewood, Colorado 80112.

   EXHIBIT NO.                                           ITEM
   -----------                                           ----

    (2.1)           Starch Australasia Share Sale Agreement completed as of September 29, 2000 among
                    Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and
                    Goodman Fielder Limited (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)

    (3.1)           Restated Articles of Incorporation of Registrant (filed as an exhibit to
                    Registrant's, File No. 000-11488, Form 10-K for fiscal year ended August 31,
                    1995, filed November 29, 1995)

    (3.2)           Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)

    (3.3)           Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for fiscal year ended
                    August 31, 1997, filed November 26, 1997)

    (4.1)           Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant's, File No. 000-11488, Amendment to Registration Statement
                    on Form 8-K/A dated May 5, 1997, filed May 5, 1997)

    (10.1)          Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990
                    (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for the
                    fiscal year ended August 31, 1991)*

    (10.2)          Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991
                    (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for the
                    fiscal year ended August 31, 1991)*

    (10.3)          Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1991)*

    (10.4)          Change of Control Agreements between Penford Corporation and Messrs. Horn,
                    Keeley, Kunerth, Malkoski and Cordier (a representative copy of these agreements is filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for the
                    fiscal year ended August 31, 1995, filed November 29, 1995)*

    (10.5)          Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended
                    November 30, 1993)*

    (10.6)          Penford Corporation 1994 Stock Option Plan as amended and restated as of January
                    21, 1997 (filed as an exhibit to Registrant's, File No. 000-11488, Form S-8 dated March 17, 1997, filed March 17, 1997)*

    (10.7)          Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended May
                    31, 1996, filed July, 15, 1996)*

    (10.8)          Separation Agreement dated as of July 31, 1998 between Registrant and Penwest
                    Pharmaceuticals Co. (filed as an exhibit to Registrant's, File No. 000-11488,
                    Form 8-K dated August 31, 1998, filed September 15, 1998)

    (10.9)          Services Agreement dated as of July 31, 1998 between Registrant and Penwest
                    Pharmaceuticals Co. (filed as an exhibit to Registrant's, File No. 000-11488,
                    Form 8-K dated August 31, 1998, filed September 15, 1998)

    (10.10)         Employee Benefits Agreement dated as of July 31, 1998 between Registrant and
                    Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)*

    (10.11)         Tax Allocation Agreement dated as of July 31, 1998 between Registrant and
                    Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)

    (10.12)         Excipient Supply Agreement dated as of July 31, 1998 between Registrant and
                    Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)

    (10.13)         Amended and Restated Credit Agreement dated as of November 15, 2000 among
                    Penford Corporation and Penford Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's, File No. 000-11488,
                    Form 8-K/A dated September 29, 2000, filed December 12, 2000)

    (10.14)         Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty.
                    Limited as issuer and ANZ

Exhibit No.                                         Item
------- ---                                         ----
                    Capel Court Limited as trustee (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)

    (10.15)         Syndicated Facility Agreement dated as of November 15, 2000 among Penford
                    Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant's, File No. 000-11488, Form 8-K/A dated
                    September 29, 2000, filed December 12, 2000)

    (10.16)         Intercreditor Agreement dated as of November 15, 2000 by and among The Bank of
                    Nova Scotia, KeyBank National Association, U.S. National Association and
                    Australia and New Zealand Banking Group Limited (filed as an exhibit to
                    Registrant's, File No. 000-11488, Form 8-K/A dated September 29, 2000, filed
                    December 12, 2000)

    (10.17)         First Amendment dated as of April 12, 2001 to Amended and Restated Credit
                    Agreement dated as of November 15, 2000 among Penford Corporation and Penford
                    Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended May
                    31, 2001, filed July 13, 2001)

    (10.18)         Waiver Agreement dated as of April 12, 2001 to Amended and Restated Credit
                    Agreement dated as of November 15, 2000 among Penford Corporation and Penford
                    Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended May
                    31, 2001, filed July 13, 2001)

    (10.19)         Second Amendment dated as of May 31, 2001 to Amended and Restated Credit
                    Agreement dated as of November 15, 2000 among Penford Corporation and Penford
                    Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended May
                    31, 2001, filed July 13, 2001)

    (10.20)         Transition Agreement dated as of January 17, 2002 between Registrant and Jeffrey
                    T. Cook (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended February 28, 2002, filed April 12, 2002)*

    (10.21)         Third Amendment dated as of April 29, 2002 to Amended and Restated Credit
                    Agreement dated as of November 15, 2000 among Penford Corporation and Penford
                    Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-Q for the quarter ended May
                    31, 2002, filed July 12, 2002).

    (10.22)         Fourth Amendment dated as of November 27, 2002 to Amended and Restated Credit
                    Agreement dated as of November 15, 2000 among Penford Corporation and Penford
                    Products Co. as borrowers, and certain commercial lending institutions as lenders, and the Bank of Nova Scotia, as agent for the lenders (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K for the fiscal year ended
                    August 31, 2002, filed November 27, 2002)

    21              Subsidiaries of the Registrant (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 10-K for the fiscal year ended August 31, 2002, filed November
                    27, 2002)

    23              Consent of Independent Auditors (filed as an exhibit to Registrant's, File No.
                    000-11488, Form 10-K for the fiscal year ended August 31, 2002, filed November
                    27, 2002)

    24              Power of Attorney (see Signature Page of the Registrant's, File No. 000-11488,
                    Form 10-K for the fiscal year ended August 31, 2002.

    99.1            Certification of Chief Executive Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act

    99.2            Certification of Chief Financial Officer pursuant to Section 906 of the
                    Sarbanes-Oxley Act

----------

* Denotes management contract or compensatory plan or arrangements