Form 10-Q/A
period 2002-11-30
PENFORD CORP
filed 2003-07-11
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

                  Washington                                91-1221360
   ----------------------------------------        --------------------------
           (State of Incorporation)                     (I.R.S. Employer
                                                       Identification No.)

          7094 South Revere Parkway,
              Englewood, Colorado                          80112-3932
   ----------------------------------------        --------------------------
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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A revises Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2002 that was originally filed on January 14, 2003 (the "Form 10-Q") and includes all information in response to comments from the staff of the Securities and Exchange Commission.

         This report continues to speak as of the date of the original filing of the Form 10-Q and we have not updated this disclosure in the report to speak as of a later date. All information contained in this report, the Form 10-Q, is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.


                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - November 30, 2002 and August 31, 2002                         3

       Condensed Consolidated Statements of Income - Three Months ended
         November 30, 2002 and 2001                                                                          4

       Condensed Consolidated Statements of Cash Flow - Three Months ended
         November 30, 2002 and 2001                                                                          5

       Notes to Condensed Consolidated Financial Statements                                                  6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            11

PART II--OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                                                 14

   Signatures                                                                                               15

   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               November 30,    August 31,
(In thousands, except share and per share data)                                                   2002            2002
                                                                                               ------------    ----------
                                                                                               (Unaudited)
                                                  ASSETS
Current assets:
     Cash                                                                                      $      3,409    $      765
     Trade accounts receivable                                                                       35,468        29,744
     Inventories                                                                                     26,014        27,956
     Prepaid expenses and other                                                                       6,232         5,171
                                                                                               ------------    ----------
         Total current assets                                                                        71,123        63,636

Property, plant and equipment, net                                                                  129,940       132,042
Deferred income taxes                                                                                10,609        10,375
Restricted cash value of life insurance                                                              11,783        11,705
Goodwill, net                                                                                        16,079        15,850
Other intangible assets, net                                                                          2,736         2,770
Other assets                                                                                          3,590         3,592
                                                                                               ------------    ----------
         Total assets                                                                          $    245,860    $  239,970
                                                                                               ============    ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                                                            $      1,955    $    1,754
     Accounts payable                                                                                17,867        17,161
     Accrued liabilities                                                                             11,873        10,872
     Current portion of long-term debt                                                               67,261        18,779
                                                                                               ------------    ----------
         Total current liabilities                                                                   98,956        48,566

Long-term debt                                                                                       27,744        77,632
Other postretirement benefits                                                                        11,261        11,240
Deferred income taxes                                                                                19,834        20,474
Other liabilities                                                                                    14,953        13,094
                                                                                               ------------    ----------
         Total liabilities                                                                          172,748       171,006

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                                     --            --
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         issued 9,776,462 and 9,666,149 shares, respectively                                          9,776         9,666
     Additional paid-in capital                                                                      26,861        26,055
     Retained earnings                                                                               70,344        67,513
     Treasury stock, at cost, 1,981,016 shares                                                      (32,757)      (32,757)
     Accumulated other comprehensive loss                                                            (1,112)       (1,513)
                                                                                               ------------    ----------
         Total shareholders' equity                                                                  73,112        68,964
                                                                                               ------------    ----------
         Total liabilities and shareholders' equity                                            $    245,860    $  239,970
                                                                                               ============    ==========


The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED NOVEMBER 30

                                   (Unaudited)


(In thousands except share and per share data)                          2002         2001
                                                                     ----------   ----------
Sales                                                                $   66,041   $   56,305

Cost of sales                                                            54,156       46,106
                                                                     ----------   ----------
   Gross margin                                                          11,885       10,199

Operating expenses                                                        6,368        4,714
Research and development expenses                                         1,411        1,571
                                                                     ----------   ----------

   Income from operations                                                 4,106        3,914

Non-operating income, net                                                 1,912           23
Interest expense                                                          1,581        2,090
                                                                     ----------   ----------

   Income before income taxes                                             4,437        1,847

Income taxes                                                              1,139          607
                                                                     ----------   ----------

Net income                                                           $    3,298   $    1,240
                                                                     ==========   ==========

Weighted average common shares and equivalents outstanding:
   Basic                                                              7,716,817    7,531,203
   Diluted                                                            7,883,796    7,601,533

Earnings per share:
   Basic                                                             $     0.43   $     0.16
   Diluted                                                           $     0.42   $     0.16

Dividends declared per common share                                  $     0.06   $     0.06



The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED NOVEMBER 30

                                   (Unaudited)


(In thousands)                                                                  2002          2001
                                                                             ----------    ----------
Cash flows from operating activities:
   Net income                                                                $    3,298    $    1,240
   Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                            4,361         4,486
         Deferred income taxes                                                     (884)         (193)
         Gain on sale of Hi-maize(R) assets                                      (1,916)           --
         Other                                                                     (379)           --
   Change in assets and liabilities:
         Trade receivables                                                       (5,860)        1,160
         Inventories                                                              2,244           961
         Accounts payable, prepaids and other                                       958          (189)
                                                                             ----------    ----------

   Net cash provided by operating activities                                      1,822         7,465
                                                                             ----------    ----------

Cash flow from investing activities:
   Investment in property, plant and equipment, net                              (1,543)         (845)
   Proceeds from sale of Hi-maize(R) assets, net                                  2,054            --
   Proceeds from licensing agreement                                              1,653            --
   Other                                                                           (115)           54
                                                                             ----------    ----------

   Net cash provided by (used in) investing activities                            2,049          (791)
                                                                             ----------    ----------

Cash flow from financing activities:
   Borrowings on revolving line of credit                                         9,078         3,140
   Repayments on revolving line of credit                                        (5,496)       (4,291)
   Repayments of long-term debt                                                  (5,525)       (3,742)
   Issuance of common stock                                                         894             6
   Increase (decrease) in cash overdraft                                            201        (1,472)
   Payment of dividends                                                            (461)         (452)
                                                                             ----------    ----------

         Net cash used in financing activities                                   (1,309)       (6,811)
                                                                             ----------    ----------

Effect of exchange rate changes on cash and cash equivalents                         82           (62)
                                                                             ----------    ----------

Net increase in cash and cash equivalents                                         2,644          (199)
Cash and cash equivalents, beginning of period                                      765           199
                                                                             ----------    ----------
Cash and cash equivalents end of period                                      $    3,409    $       --
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

         Effective September 1, 2002, the Company adopted SFAS No. 145, "Recission of Financial Accounting Standards Board ("FASB") Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") will now be used to classify those gains and losses. The adoption of SFAS No. 145 had no effect on the Company's financial position or results of operations for the three month periods ended November 30, 2002 and 2001. The Company will reclassify extraordinary items from all prior periods into income from continuing operations. It is unlikely that the Company will classify future gains or losses from extinguishment of debt as extraordinary in nature.

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
                                                    ============    ============

5--RESTRUCTURING RESERVE

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During fiscal 2002, the Company recorded restructuring costs totaling $1,383,000 primarily related to severance and lease termination costs. The restructuring covers 7 employees, 1 of which had been terminated as of August 31, 2002. Four additional employees were terminated during the first quarter of fiscal 2003. The following table is an analysis of the restructuring reserve for the three months ended November 30, 2002.

                                     Employee        Lease Termination
                                      Costs              and Other               Total
                                  --------------    --------------------    --------------
                                                      (In thousands)
Balance, August 31, 2002          $        1,014    $                264    $        1,278
Payments                                    (154)                    (22)             (176)
                                  --------------    --------------------    --------------
Balance, November 30, 2002        $          860    $                242    $        1,102
                                  ==============    ====================    ==============

6--DEBT

         On November 26, 2002, the Company's banks approved an amendment to the Company's credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in fiscal 2003 to reflect the current operating environment and to ensure continued availability of credit. The Company is required to reduce its leverage ratio (the ratio of our debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) as follows: 3.15 to 1 at November 30, 2002; 3.00 to 1 at February 28, 2003; 2.75 to 1 at August 31, 2003; 2.50 to 1 at February 28, 2004; 2.25 to 1 at August 31, 2004 and 2.00 to 1 at November 30, 2004 and thereafter. The Company is required to reduce its term loans by an additional $1.2 million in fiscal 2003 under prepayment clauses of its credit agreement. The Company was in compliance with the amended covenants and expects to be in compliance for the remainder of the fiscal year.

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

8--OTHER COMPREHENSIVE INCOME (LOSS)

         The components of total comprehensive income are as follows:

                                                                      Three Months ended November 30,
                                                                          2002               2001
                                                                      --------------    -------------
                                                                               (In thousands)
Net income                                                            $        3,298    $        1,240
Foreign currency translation adjustments                                         752            (1,014)
Change in unrealized gains (losses) on derivative instruments
   that qualify as cash flow hedges                                             (351)              (31)
                                                                      --------------    --------------
       Total comprehensive income                                     $        3,699    $          195
                                                                      ==============    ==============

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

                                              Three Months ended November 30,
                                                  2002              2001
                                             --------------    --------------
                                                       (In thousands)
Sales:
   Industrial Ingredients--North America     $       35,688    $       29,472
   Food Ingredients--North America                   11,511            11,506
   Australia/New Zealand operations                  18,903            15,327
   Corporate and other                                  (61)               --
                                             --------------    --------------
                                             $       66,041    $       56,305
                                             ==============    ==============

Income (loss) from operations:
   Industrial Ingredients--North America     $        2,811    $        1,315
   Food Ingredients--North America                    1,700             1,870
   Australia/New Zealand operations                   1,400             1,573
   Corporate and other                               (1,805)             (844)
                                             --------------    --------------
                                             $        4,106    $        3,914
                                             ==============    ==============



                                              November 30,      August 31,
                                                 2002             2002
Total assets:
   Industrial Ingredients-North America      $      112,210   $      108,635
   Food Ingredients--North America                   33,305           35,171
   Australia/New Zealand operations                  79,100           75,042
   Corporate and other                               21,245           21,122
                                             --------------   --------------
                                             $      245,860   $      239,970
                                             ==============   ==============

         Reconciliation of total income from operations for the Company's segments to income before income taxes as reported in the condensed consolidated financial statements follows:


                                            Three Months ended November 30,
                                                 2002             2001
                                            --------------    --------------
                                                   (In thousands)
Income from operations                      $        4,106    $        3,914
Non-operating income, net                            1,912                23
Interest expense                                    (1,581)           (2,090)
                                            --------------    --------------
Income before income taxes                  $        4,437    $        1,847
                                            ==============    ==============


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

         The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which will be amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company. The amortization of the initial licensing fee and the royalty income is included in net non-operating income in the statements of income. The licensing agreement was effective the end of November and minimal amounts were recorded in the first quarter of fiscal 2003.


         The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch. Sales of these products and the costs to manufacture pursuant to this agreement are included in income from operations in the statements of income.

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

         Sales at the Company's Industrial Ingredients--North America business unit increased by $6.2 million, or 21%, in the first quarter of fiscal 2003 compared to the year-ago quarter. The increase is primarily due to sales volume growth of $6.7 million as paper industry customers reconfigured manufacturing processes and replenished inventories, offset by $0.5 million unfavorable pricing and product mix.

         Sales at Penford's Australia/New Zealand operations rose $3.6 million, or 23% in the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002, due to sales volume increases of $0.8 million, favorable product mix and pricing of $1.0 million and favorable currency exchange rates of $1.7 million.

         The Food Ingredients--North America sales in the first quarter of fiscal 2003 of $11.5 million were comparable to the year-ago quarter. Minor increases in sales volumes for the quarter of $0.4 million were offset by negative changes in the product mix as French-fry coating sales were down from the same quarter last year.

Income from operations

         Consolidated income from operations increased by $0.2 million, or 5%, to $4.1 million for the quarter ended November 30, 2002 as compared to the year-ago quarter.

         Income from operations at the Company's Industrial Ingredients--North America business unit more than doubled to $2.8 million for the first quarter of fiscal 2003 compared to the year-ago quarter. This increase was primarily due to $1.1 million related to the aforementioned double-digit sales volume growth for the quarter and lower chemical costs of $0.5 million, offset by higher natural gas costs of $0.3 million.

         Income from operations at Penford's Australia/New Zealand operations declined by 11% in the first quarter of fiscal 2003 compared to the same quarter of fiscal 2002. The significant revenue gains discussed in the Sales section above were more than off-set by historically high raw material grain costs caused by the continuing drought in the region.

         The Food Ingredients--North American business unit recorded income from operations of $1.7 million for the three months ended November 30, 2002. This represents a decline of $0.2 million, or 9%, as compared to income from operations for the same period in 2001. This decline was primarily due to higher manufacturing costs of $0.4 million, including increases in the cost of potato starch and chemical raw materials of $0.3 million, partially offset by a $0.2 million decrease in research and development costs due to reductions in personnel.

Corporate operating expense

         Corporate operating expenses increased approximately $1.0 million in the first quarter of fiscal 2003 compared to the same quarter in the prior year. This increase is primarily due to increases in executive personnel costs of approximately $0.8 million and increases in travel costs and professional fees of approximately $0.2 million. During the first quarter of fiscal 2003, the Company incurred increased compensation expenses for both current and outgoing officers of the Company. The Company does not anticipate additional compensation expenses for its outgoing officers during the remainder of fiscal 2003.

Interest and taxes

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

         Under the amended financial covenants of its credit agreements, the Company is required over the coming fiscal quarters to improve its leverage ratio (the ratio of the debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) to 3.15 to 1 at November 30, 2002; 3.00 to 1 at February 28, 2003; 2.75 to 1 at August 31, 2003; 2.50 to
1 at February 29, 2004; 2.25 to 1 at August 31, 2004; and 2.00 to 1 at November 30, 2004. The Company has limited ability to borrow on available capacity under its existing credit lines until the leverage ratio improves. However, the Company does not expect to increase borrowings, other than seasonal borrowing related to grain purchasing in our Australia/New Zealand operations. The Company anticipates that it will have sufficient borrowing capacity and availability on its credit lines to fund those seasonal grain purchases.

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



                                Penford Corporation
                                -----------------------------------------------
                                (Registrant)




July 10, 2003                              /s/ Steven O. Cordier
                                -----------------------------------------------
                                              Steven O. Cordier
                                  Vice President and Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas D. Malkoski, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Penford
      Corporation;

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



                                      PENFORD CORPORATION


Date:  July 10, 2003                           /s/ THOMAS D. MALKOSKI
                                      -----------------------------------------
                                                 Thomas D. Malkoski
                                              Chief Executive Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Steven O. Cordier, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Penford
      Corporation;

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



                                       PENFORD CORPORATION


Date:  July 10, 2003                           /s/ STEVEN O. CORDIER
                                       ----------------------------------------
                                                  Steven O. Cordier
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
-------
99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002