Form 10-Q/A
period 2003-02-28
PENFORD CORP
filed 2003-07-11
CIK 739608

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

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

                WASHINGTON                                  91-1221360
-------------------------------------------       ------------------------------
         (State of Incorporation)                        (I.R.S. Employer
                                                        Identification No.)

        7094 SOUTH REVERE PARKWAY,
            ENGLEWOOD, COLORADO                             80112-3932
-------------------------------------------       ------------------------------
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

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A revises Items 1 and 2 of Part I of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 that was originally filed on April 14, 2003 ("Form 10-Q") and includes information in response to comments from the staff of the Securities and Exchange Commission.

         This report continues to speak as of the date of the original filing of the Form 10-Q and we have not updated this disclosure in this report to speak as of a later date. All information contained in this report, the Form 10-Q, is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                            ------
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - February 28, 2003 and August 31, 2002                             3

       Condensed Consolidated Statements of Income - Three Months and Six Months ended
         February 28, 2003 and 2002                                                                              4

       Condensed Consolidated Statements of Cash Flow - Six Months ended February 28, 2003 and 2002              5

       Notes to Condensed Consolidated Financial Statements                                                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               12


PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                                    15

   Signatures                                                                                                   16

   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 February 28,          August 31,
(In thousands, except share and per share data)                                                      2003                 2002
-----------------------------------------------------------------------------------------        ------------         ------------
                                                                                                  (Unaudited)
                                     ASSETS
Current assets:
     Cash                                                                                        $      3,182         $        765
     Trade accounts receivable                                                                         32,496               29,744
     Inventories                                                                                       25,584               27,956
     Prepaid expenses and other                                                                         7,154                5,171
                                                                                                 ------------         ------------
       Total current assets                                                                            68,416               63,636

Property, plant and equipment, net                                                                    130,138              132,042
Deferred income taxes                                                                                  10,465               10,375
Restricted cash value of life insurance                                                                11,854               11,705
Goodwill, net                                                                                          17,367               15,850
Other intangible assets, net                                                                            2,728                2,770
Other assets                                                                                            3,438                3,592
                                                                                                 ------------         ------------
         Total assets                                                                            $    244,406         $    239,970
                                                                                                 ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                                                              $         --         $      1,754
     Accounts payable                                                                                  19,147               17,161
     Accrued liabilities                                                                               10,818               10,872
     Current portion of long-term debt                                                                 69,352               18,779
                                                                                                 ------------         ------------
         Total current liabilities                                                                     99,317               48,566

Long-term debt                                                                                         20,933               77,632
Other postretirement benefits                                                                          11,369               11,240
Deferred income taxes                                                                                  19,706               20,474
Other liabilities                                                                                      14,977               13,094
                                                                                                 ------------         ------------
         Total liabilities                                                                            166,302              171,006

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                                       --                   --
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         issued 9,793,720 and 9,666,149 shares, respectively                                            9,794                9,666
     Additional paid-in capital                                                                        27,249               26,055
     Retained earnings                                                                                 71,460               67,513
     Treasury stock, at cost, 1,981,016 shares                                                        (32,757)             (32,757)
     Accumulated other comprehensive income (loss)                                                      2,358               (1,513)
                                                                                                 ------------         ------------
         Total shareholders' equity                                                                    78,104               68,964
                                                                                                 ------------         ------------
         Total liabilities and shareholders' equity                                              $    244,406         $    239,970
                                                                                                 ============         ============

The accompanying notes are an integral part of these statements.

                       PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                      Three months ended                 Six months ended
                                                                          February 28,                      February 28,
                                                                ------------------------------    -------------------------------
(In thousands except share and per share data)                      2003              2002             2003              2002
-----------------------------------------------------------     ------------      ------------     ------------      ------------
Sales                                                           $     61,692      $     54,837     $    127,734      $    111,142

Cost of sales                                                         51,145            44,773          105,302            90,880
                                                                ------------      ------------     ------------      ------------
   Gross margin                                                       10,547            10,064           22,432            20,262

Operating expenses                                                     5,813             5,346           12,180            10,060
Research and development expenses                                      1,336             1,450            2,748             3,021
Restructure costs, net                                                  (117)            1,383             (117)            1,383
                                                                ------------      ------------     ------------      ------------

   Income from operations                                              3,515             1,885            7,621             5,798

Non-operating income, net                                                269                21            2,181                44
Interest expense                                                       1,403             1,732            2,984             3,822
                                                                ------------      ------------     ------------      ------------

   Income before income taxes                                          2,381               174            6,818             2,020

Income taxes                                                             796                30            1,935               636
                                                                ------------      ------------     ------------      ------------

Net income                                                      $      1,585      $        144            4,883      $      1,384
                                                                ============      ============     ============      ============

Weighted average common shares and equivalents outstanding:
   Basic                                                           7,802,724         7,556,052        7,754,674         7,543,627
   Diluted                                                         7,934,858         7,735,320        7,902,764         7,668,426

Earnings per share:
   Basic                                                        $       0.20      $       0.02     $       0.63      $       0.18
   Diluted                                                      $       0.20      $       0.02     $       0.62      $       0.18

Dividends declared per common share                             $       0.06      $       0.06     $       0.12      $       0.12

The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE SIX MONTHS ENDED FEBRUARY 28

                                   (Unaudited)

(In thousands)                                                          2003                 2002
------------------------------------------------------------        ------------         ------------
Cash flows from operating activities:
   Net income                                                       $      4,883         $      1,384
   Adjustments to reconcile net income to net cash provided
      by operations:
         Depreciation and amortization                                     8,750                8,903
         Deferred income taxes                                              (951)                (318)
         Gain on sale of Hi-maize(R) assets                               (1,916)                  --
         Other                                                               422                   --
   Change in assets and liabilities:
         Trade receivables                                                (2,804)               1,505
         Inventories                                                       3,845                2,865
         Accounts payable, prepaids and other                                463               (1,481)
                                                                    ------------         ------------

   Net cash provided by operating activities                              12,692               12,858
                                                                    ------------         ------------

Cash flow provided by (used in) investing activities:
   Investment in property, plant and equipment, net                       (3,260)              (2,633)
   Proceeds from sale of Hi-maize(R) assets, net                           2,054                   --
   Proceeds from Hi-maize(R) licensing agreement, net                      1,653                   --
   Other                                                                    (314)                 550
                                                                    ------------         ------------

   Net cash provided by (used in) investing activities                       133               (2,083)
                                                                    ------------         ------------

Cash flow provided by (used in) financing activities:
   Borrowings on revolving lines of credit                                17,781                6,989
   Repayments on revolving lines of credit                               (14,333)              (9,184)
   Repayments of long-term debt                                          (12,345)              (7,483)
   Issuance of common stock                                                  953                  574
   Increase (decrease) in cash overdraft                                  (1,754)                (439)
   Payment of dividends                                                     (929)                (904)
                                                                    ------------         ------------

         Net cash used in financing activities                           (10,627)             (10,447)
                                                                    ------------         ------------

Effect of exchange rate changes on cash and cash equivalents                 219                  (60)
                                                                    ------------         ------------

Net increase in cash and cash equivalents                                  2,417                  268
Cash and cash equivalents at beginning of period                             765                  199
                                                                    ------------         ------------
Cash and cash equivalents at end of period                          $      3,182         $        467
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

         Effective December 1, 2002, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires certain disclosures to be made by a guarantor effective for interim and annual periods ending after December 15, 2002. FIN No. 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no guarantees which are subject to the recognition and measurement provisions of FIN No. 45. The adoption of FIN No. 45 had no effect on the Company's reported financial position, results of operations or liquidity. See Note 6 for disclosure of parent company guarantee of subsidiary debt to a third party.

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

3--INVENTORIES

         The components of inventory are as follows:

                                           February 28,         August 31,
                                               2003                2002
                                           --------------------------------
                                                    (In thousands)
Raw materials and other                    $     10,487        $     14,250
Work in progress                                    575                 597
Finished goods                                   14,522              13,109
                                           ------------        ------------
       Total inventories                   $     25,584        $     27,956
                                           ============        ============

4--PROPERTY, PLANT AND EQUIPMENT

                                                             February 28,          August 31,
                                                                 2003                 2002
                                                             ---------------------------------
                                                                       (In thousands)
Land                                                         $     13,885         $     13,153
Plant and equipment                                               274,330              267,837
Construction in progress                                            4,895                5,415
                                                             ------------         ------------
                                                                  293,110              286,405
Accumulated depreciation                                         (162,972)            (154,363)
                                                             ------------         ------------
       Net property, plant and equipment                     $    130,138         $    132,042
                                                             ============         ============

5--RESTRUCTURING RESERVE

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During fiscal 2002, the Company recorded restructuring costs totaling $1,383,000 primarily related to severance and lease termination costs.. The restructuring covers seven employees, one of which had been terminated as of August 31, 2002. Five additional employees were terminated during the first half of fiscal 2003. In the second quarter of fiscal 2003, the Company settled its lease obligations for less cost than had been expected and, therefore, adjusted the restructuring reserve. The following table is an analysis of the restructuring reserve for the six months ended February 28, 2003.


                                                      Employee              Lease Termination
                                                        Costs                  and Other                    Total
                                                  -----------------         -----------------         -----------------
                                                                             (In thousands)
Balance, August 31, 2002                          $           1,014         $             264         $           1,278
Payments                                                       (371)                     (100)                     (471)
Adjustment                                                       --                      (117)                     (117)
                                                  -----------------         -----------------         -----------------
Balance, February 28, 2003                        $             643         $              47         $             690
                                                  =================         =================         =================

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

8--OTHER COMPREHENSIVE INCOME (LOSS)

         The components of total comprehensive income are as follows:

                                                                    Three months ended                  Six months ended
                                                                        February 28,                       February 28,
                                                               -----------------------------     -----------------------------
                                                                   2003             2002             2003             2002
                                                               ------------     ------------     ------------     ------------
                                                                                        (In thousands)
Net income                                                     $      1,585     $        144     $      4,883     $      1,384
Foreign currency translation adjustments                              3,056              131            3,808             (884)
Change in unrealized gains (losses) on derivative
   instruments that qualify as cash flow hedges                         415               --               63              (31)
                                                               ------------     ------------     ------------     ------------
       Total comprehensive income                              $      5,056     $        275     $      8,754     $        469
                                                               ============     ============     ============     ============

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

                                                                     Three months ended                   Six months ended
                                                                         February 28,                        February 28,
                                                                ------------------------------      ------------------------------
                                                                    2003              2002              2003              2002
                                                                ------------      ------------      ------------      ------------
                                                                                          (In thousands)
Sales:
   Industrial Ingredients--North America                        $     33,672      $     30,398      $     69,360      $     59,870
   Food Ingredients--North America                                    10,953            10,610            22,463            22,116
   Australia/New Zealand operations                                   17,344            13,829            36,247            29,156
   Corporate and other                                                  (277)               --              (336)               --
                                                                ------------      ------------      ------------      ------------
                                                                $     61,692      $     54,837      $    127,734      $    111,142
                                                                ============      ============      ============      ============

Income (loss) from operations:
   Industrial Ingredients--North America                        $      2,396      $      2,216      $      5,200      $      3,570
   Food Ingredients--North America                                     1,685             1,538             3,385             3,408
   Australia/New Zealand operations                                    1,017               957             2,465             2,509
   Corporate and other                                                (1,700)           (1,443)           (3,546)           (2,306)
   Restructuring costs, net                                              117            (1,383)              117            (1,383)
                                                                ------------      ------------      ------------      ------------
                                                                $      3,515      $      1,885      $      7,621      $      5,798
                                                                ============      ============      ============      ============

                                                                                          February 28,      August 31,
                                                                                              2003             2002
Total assets:
   Industrial Ingredients-North America                                                   $    108,625     $    108,635
   Food Ingredients--North America                                                              32,739           35,171
   Australia/New Zealand operations                                                             78,849           75,042
   Corporate and other                                                                          24,193           21,122
                                                                                          ------------     ------------
                                                                                          $    244,406     $    239,970
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

                                                         Three months ended                 Six months ended
                                                            February 28,                       February 28,
                                                    -----------------------------     -----------------------------
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
Weighted average common shares outstanding             7,802,724        7,556,052        7,754,674        7,543,627
Dilutive stock options                                   132,134          179,268          148,090          124,799
Weighted average common shares,
                                                    ------------     ------------     ------------     ------------
    outstanding, assuming dilution                     7,934,858        7,735,320        7,902,764        7,668,426
                                                    ============     ============     ============     ============

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

         The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its resistant starch intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company. The amortization of the initial licensing fee and royalty income, totaling $0.4 million for both the three and six months ended February 28, 2003, are included in non-operating income.

         The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch. Sales of these products and the costs to manufacture pursuant to this agreement are included in income from operations in the statements of income.

12--ISSUANCE OF COMMON STOCK

         On March 14, 2003, the Company sold 650,000 shares of its common stock to the T. Rowe Price Small-Cap Value Fund at $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company's term loans outstanding. The issuance of the common shares and the use of proceeds to repay debt occurred subsequent to the date of the balance sheet, February 28, 2003, and, therefore, have not been reflected in the accompanying condensed consolidated financial statements.

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

         Sales at Penford's Australia/New Zealand operations rose by 25%, or $3.5 million, in the second quarter of fiscal 2003 compared to the same quarter of fiscal 2002. Sales for the six months ended February 28, 2003 increased to $36.2 million, or a 24% increase over the same period last year. Favorable foreign currency exchange rates of approximately $1.7 million and $4.3 million contributed to the increase in sales for the three and six month periods ended February 28, 2003.

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

Income from operations

         Consolidated income from operations increased by $1.6 and $1.8 million for the three and six month periods in fiscal 2003 compared to the same periods last year. These increases are primarily due to the Company recording a $1.4 million restructuring reserve in the second quarter of last year. Also contributing to the increase in income from operations was a $0.1 million credit adjustment to the restructuring reserve in the second quarter of this year. See
Note 5 to the Condensed Consolidated Financial Statements. Revenue growth due to an increase in volumes and favorable currency exchange rates was offset by higher costs of natural gas and grain as discussed below.

         Income from operations at the Company's Industrial Ingredients--North America business unit rose $0.2 million and $1.6 million, respectively, for the second quarter and first half of fiscal 2003 primarily on higher sales volumes discussed above. The increase in sales was offset by higher natural gas costs of $0.9 million and $1.2 million for the three and six month periods ended February 28, 2003, respectively.

         Penford's Australia/New Zealand operating income for both the three and six months ended February 28, 2003 was comparable to the prior year. Higher sales as discussed above were offset by significantly higher raw material grain costs caused by the continuing drought in the region. Increases in grain costs were $0.7 million and $1.6 million for the three and six months ended February 28, 2003, respectively.

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

Restructuring costs

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During the second quarter of 2002, the Company recorded restructuring costs totaling $1.4 million primarily related to severance and lease termination expenses which are included in income from operations. In the second quarter of fiscal 2003, the Company settled its lease obligations for less cost than had been expected and adjusted the restructuring reserve by $0.1 million. Restructuring costs are shown separately in the Condensed Consolidated Statements of Income.

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

         Under the amended financial covenants of its credit agreements, the Company is required over the coming fiscal quarters to improve its leverage ratio (the ratio of the debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) to 3.00 to 1 at February 28, 2003; 2.75 to 1 at August 31, 2003; 2.50 to 1 at February 29, 2004; 2.25 to
1 at August 31, 2004; and 2.00 to 1 at November 30, 2004. The Company has limited ability to borrow on available capacity under its existing credit lines until the leverage ratio improves. However, the Company does not expect to increase borrowings, other than seasonal borrowing related to grain purchasing in our Australia/New Zealand operations. The Company anticipates that it will have sufficient borrowing capacity and availability on its credit lines to fund those seasonal grain purchases.

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

         On March 14, 2003, the Company sold 650,000 shares of its common stock to an accredited investor for $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company's term loans outstanding. These transactions, which were effected subsequent to February 28, 2003, are not reflected in the condensed consolidated financial statements as of February 28, 2003.

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

                                     Penford Corporation
                                     ------------------------------------------
                                     (Registrant)

July 10, 2003                        /s/ Steven O. Cordier
                                     ------------------------------------------
                                     Steven O. Cordier
                                     Vice President and Chief Financial Officer

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

                                                 PENFORD CORPORATION

Date:  July 10, 2003                             /s/ STEVEN O. CORDIER
                                                 ------------------------------
                                                 Steven O. Cordier
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                                     Description
------              ------------------------------------------------------------
  99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002