Form 10-Q
period 2003-05-31
PENFORD CORP
filed 2003-07-15
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 31, 2003

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

                WASHINGTON                                        91-1221360
----------------------------------------                    --------------------
         (State of Incorporation)                             (I.R.S. Employer
                                                             Identification No.)

        7094 SOUTH REVERE PARKWAY,
            ENGLEWOOD, COLORADO                                   80112-3932
----------------------------------------                    --------------------
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

The number of shares of the Registrant's common stock (the Registrant's only outstanding class of stock) outstanding as of July 11, 2003 was 8,576,771.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - May 31, 2003 and August 31, 2002                                  3

       Condensed Consolidated Statements of Income - Three Months and Nine Months ended
         May 31, 2003 and 2002                                                                                   4

       Condensed Consolidated Statements of Cash Flow - Nine Months ended May 31, 2003 and 2002                  5

       Notes to Condensed Consolidated Financial Statements                                                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               13

PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                                    17

   Signatures                                                                                                   18

   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                     19

                         PART I - FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        May 31,          August 31,
(In thousands, except share and per share data)                                          2003               2002
-----------------------------------------------                                       -----------        ----------
                                                                                      (Unaudited)
                                                 ASSETS
Current assets:
     Cash                                                                              $   2,933         $     765
     Trade accounts receivable                                                            33,984            29,744
     Inventories                                                                          29,771            27,956
     Prepaid expenses and other                                                            6,364             5,171
                                                                                       ---------         ---------
       Total current assets                                                               73,052            63,636

Property, plant and equipment, net                                                       130,844           132,042
Deferred income taxes                                                                     10,751            10,375
Restricted cash value of life insurance                                                   11,924            11,705
Goodwill, net                                                                             18,727            15,850
Other intangible assets, net                                                               2,704             2,770
Other assets                                                                               3,276             3,592
                                                                                       ---------         ---------
         Total assets                                                                  $ 251,278         $ 239,970
                                                                                       =========         =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Cash overdraft                                                                    $    --           $   1,754
     Accounts payable                                                                     20,845            17,161
     Accrued liabilities                                                                  12,248            10,872
     Current portion of long-term debt                                                    72,052            18,779
                                                                                       ---------         ---------
         Total current liabilities                                                       105,145            48,566

Long-term debt                                                                            10,446            77,632
Other postretirement benefits                                                             11,501            11,240
Deferred income taxes                                                                     19,879            20,474
Other liabilities                                                                         15,128            13,094
                                                                                       ---------         ---------
         Total liabilities                                                               162,099           171,006

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                          --                --
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         Issued 10,504,575 and 9,666,149 shares, respectively                             10,505             9,666
     Additional paid-in capital                                                           33,999            26,055
     Retained earnings                                                                    72,703            67,513
     Treasury stock, at cost, 1,981,016 shares                                           (32,757)          (32,757)
     Accumulated other comprehensive income (loss)                                         4,729            (1,513)
                                                                                       ---------         ---------
         Total shareholders' equity                                                       89,179            68,964
                                                                                       ---------         ---------
         Total liabilities and shareholders' equity                                    $ 251,278         $ 239,970
                                                                                       =========         =========

The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                      Three months ended                 Nine months ended
                                                                            May 31,                            May 31,
                                                                ------------------------------     -------------------------------
(In thousands except share and per share data)                     2003                2002           2003                2002
----------------------------------------------                  -----------        -----------     -----------         -----------
Sales                                                           $    66,035        $    59,137     $   193,769         $   170,280

Cost of sales                                                        55,839             47,870         161,141             138,750
                                                                -----------        -----------     -----------         -----------
   Gross margin                                                      10,196             11,267          32,628              31,530

Operating expenses                                                    5,786              5,795          17,969              15,854
Research and development expenses                                     1,290              1,526           4,036               4,550
Restructure costs, net                                                   --                 --            (117)              1,383
                                                                -----------        -----------     -----------         -----------

   Income from operations                                             3,120              3,946          10,740               9,743

Non-operating income, net                                               627                  5           2,809                  50
Interest expense                                                      1,265              1,633           4,249               5,455
                                                                -----------        -----------     -----------         -----------

   Income before income taxes                                         2,482              2,318           9,300               4,338

Income taxes                                                            727                898           2,661               1,534
                                                                -----------        -----------     -----------         -----------

Net income                                                      $     1,755        $     1,420     $     6,639         $     2,804
                                                                ===========        ===========     ===========         ===========

Weighted average common shares and equivalents outstanding:
   Basic                                                          8,404,001          7,626,851       7,974,076           7,571,369
   Diluted                                                        8,489,320          7,907,213       8,098,943           7,748,022

Earnings per share:
   Basic                                                        $      0.21        $      0.19     $      0.83         $      0.37
   Diluted                                                      $      0.21        $      0.18     $      0.82         $      0.36

Dividends declared per common share                             $      0.06        $      0.06     $      0.18         $      0.18


The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE NINE MONTHS ENDED MAY 31

                                   (Unaudited)

(In thousands)                                                        2003            2002
--------------                                                      --------         --------
Cash flows from operating activities:
   Net income                                                       $  6,639         $  2,804
   Adjustments to reconcile net income to net cash provided
      by operations:
         Depreciation and amortization                                13,131           13,337
         Deferred income tax benefit                                  (1,159)            (684)
         Gain on sale of Hi-maize(R) assets                           (1,916)              --
         Other                                                           500               --
   Change in assets and liabilities:
         Trade receivables                                            (3,182)           1,134
         Inventories                                                     727           (3,718)
         Accounts payable, prepaids and other                          3,220            3,386
                                                                    --------         --------

   Net cash provided by operating activities                          17,960           16,259
                                                                    --------         --------

Cash flow provided by (used in) investing activities:
   Investment in property, plant and equipment, net                   (5,868)          (4,855)
   Proceeds from sale of Hi-maize(R) assets, net                       2,054               --
   Proceeds from Hi-maize(R) licensing agreement, net                  1,653               --
   Other                                                                (302)             501
                                                                    --------         --------

   Net cash used in investing activities                              (2,463)          (4,354)
                                                                    --------         --------

Cash flow provided by (used in) financing activities:
   Borrowings on revolving lines of credit                            22,783           11,538
   Repayments on revolving lines of credit                           (19,001)         (10,559)
   Repayments of long-term debt                                      (22,419)         (11,354)
   Exercise of stock options                                           1,276              918
   Net proceeds from issuance of common stock                          6,976               --
   Increase (decrease) in cash overdraft                              (1,754)            (472)
   Payment of dividends                                               (1,398)          (1,361)
                                                                    --------         --------

   Net cash used in financing activities                             (13,537)         (11,290)
                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents             208              107
                                                                    --------         --------

Net increase in cash and cash equivalents                              2,168              722
Cash and cash equivalents at beginning of period                         765              199
                                                                    --------         --------
Cash and cash equivalents at end of period                          $  2,933         $    921
                                                                    ========         ========


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

2--BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2003 and the condensed consolidated statements of income and cash flows for the interim periods ended May 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

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

         Effective September 1, 2002, the Company adopted SFAS No. 145, "Recission of Financial Accounting Standards Board ("FASB") Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") will now be used to classify those gains and losses. The adoption of SFAS No. 145 had no effect on the Company's financial position or results of operations for the three and nine month periods ended May 31, 2003. The Company will reclassify extraordinary items from all prior periods into income from continuing operations. It is unlikely that the Company will classify future gains or losses from extinguishment of debt as extraordinary in nature.

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

         Effective March 1, 2003, the Company adopted the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company will continue to account for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. SFAS No. 148 is effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an effect on the Company's reported financial position, results of operations or liquidity.

         The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense consistent with the provisions prescribed in SFAS No. 123:

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     MAY 31,                             MAY 31,
                                                           ---------------------------         ---------------------------
(In thousands except share and per share data)               2003              2002               2003             2002
----------------------------------------------             ---------         ---------         ---------         ---------
Net income, as reported                                    $   1,755         $   1,420         $   6,639         $   2,804

Add: Stock-based employee compensation expense
        included in reported net income, net of tax               11                64                57               102
Less: Stock-based employee compensation expense
        determined under the fair value method for
        all awards, net of tax                                  (234)             (277)             (749)             (799)
                                                           ---------         ---------         ---------         ---------
   Pro forma net income                                    $   1,532         $   1,207         $   5,947         $   2,107

Earnings per share:
Reported basic earnings per common share                   $    0.21         $    0.19         $    0.83         $    0.37
                                                           =========         =========         =========         =========
Reported diluted earnings per common share                 $    0.21         $    0.18         $    0.82         $    0.36
                                                           =========         =========         =========         =========
Pro forma basic earnings per common share                  $    0.18         $    0.16         $    0.75         $    0.28
                                                           =========         =========         =========         =========
Pro forma diluted earnings per common share                $    0.18         $    0.15         $    0.73         $    0.27
                                                           =========         =========         =========         =========

         Under SFAS No. 123, compensation expense is measured at the grant date based on the value of the award and is recognized over the vesting period. The effect of applying SFAS No. 123 for providing pro forma disclosures for the three and nine months ended 2003 and 2002 is not likely to be representative of the effects in future years because the amounts above reflect compensation expense for options granted in those and prior periods. Options are generally awarded annually and the number and value of these options will effect the pro forma compensation expense and earnings per share disclosures in future periods.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not invested in any VIEs.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its financial position, results of operations and liquidity.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective with the beginning of the first fiscal period after June 15, 2003. The Company has no financial instruments within the scope of SFAS No. 150.


3--INVENTORIES

         The components of inventory are as follows:

                                May 31,       August 31,
                                  2003           2002
                                -------       ----------
                                    (In thousands)
Raw materials and other         $13,603        $14,250
Work in progress                    595            597
Finished goods                   15,573         13,109
                                -------        -------
       Total inventories        $29,771        $27,956
                                =======        =======

4--PROPERTY, PLANT AND EQUIPMENT

                                                 May 31,          August 31,
                                                  2003               2002
                                                ---------         ----------
                                                       (In thousands)
Land                                            $  14,624         $  13,153
Plant and equipment                               277,285           267,837
Construction in progress                            6,778             5,415
                                                ---------         ---------
                                                  298,687           286,405
Accumulated depreciation                         (167,843)         (154,363)
                                                ---------         ---------
       Net property, plant and equipment        $ 130,844         $ 132,042
                                                =========         =========

5--RESTRUCTURING RESERVE

         In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During fiscal 2002, the Company recorded restructuring costs totaling $1,383,000 primarily related to severance and lease termination costs. The restructuring covers seven employees, one of which had been terminated as of August 31, 2002. Five additional employees were terminated during the first nine months of fiscal 2003. In the second quarter of fiscal 2003, the Company settled its lease obligations for less cost than had been expected and, therefore, adjusted the restructuring reserve. The following table is an analysis of the restructuring reserve for the nine months ended May 31, 2003.


                                         Employee       Lease Termination
                                          Costs             and Other             Total
                                         --------       -----------------        -------
                                                         (In thousands)
Balance, August 31, 2002                 $ 1,014             $   264             $ 1,278
Payments                                    (508)               (100)               (608)
Adjustment                                    --                (117)               (117)
                                         -------             -------             -------
Balance, May 31, 2003                    $   506             $    47             $   553
                                         =======             =======             =======

6--DEBT

         On November 26, 2002, the Company's banks approved an amendment to the Company's credit agreements to modify the leverage ratio and to reduce scheduled term loan payments in fiscal 2003 to reflect the current operating environment and to ensure continued availability of credit. The Company is required to reduce its leverage ratio (the ratio of the debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) as follows: 3.00 to 1 at May 31, 2003; 2.75 to 1 at August 31, 2003; 2.50 to 1 at
February 28, 2004; 2.25 to 1 at August 31, 2004 and 2.00 to 1 at November 30, 2004 and thereafter. The Company has limited ability to borrow on available capacity under its existing credit lines until the leverage ratio improves. In addition, the financial covenants also restrict new indebtedness, require maintenance of minimum tangible net worth, require maintenance of interest coverage and fixed charges coverage ratios and limit annual capital expenditures to $15 million for fiscal 2003. The Company was in compliance with the amended covenants and expects to be in compliance for the remainder of the fiscal year.

         Pursuant to the Company's credit agreements dated November 2000, the revolving lines of credit expire on October 31, 2003. Therefore, $50.3 million of amounts due on these lines of credit at May 31, 2003 has been classified as current maturities of long-term debt in the Condensed Consolidated Balance Sheets. The Company expects to refinance its revolving credit agreements on or before the maturity date.

         In September 2000, Penford Australia, a wholly-owned subsidiary of the Company, obtained a revolving credit facility to finance grain inventory purchases from a bank in Australia. Also in September 2000, as security for the credit facility, the Company entered into a guarantee with the bank in Australia. The credit facility is also secured by the grain in inventory. The guarantee continues until maturity of the credit facility in September 2003. The maximum amount of future payments under the guarantee is the current outstanding balance of the credit facility, $6.1 million and $6.6 million at May 31, 2003 and August 31, 2002, respectively, plus accrued interest and fees. The outstanding balances of the credit facility are included in current portion of long-term debt in the Condensed Consolidated Balance Sheets.


7--TAXES

         The Company's effective tax rate for the three and nine months ended May 31, 2003 varied from the U.S. federal statutory rate due to lower foreign tax rates and a lower tax rate applied as a result of the sale of certain assets of the Company's Hi-maize(R) business in Australia as discussed in Note 11.


8--OTHER COMPREHENSIVE INCOME (LOSS)

         The components of total comprehensive income are as follows:

                                                            Three months ended                Nine months ended
                                                                  May 31,                           May 31,
                                                         -------------------------         -------------------------
                                                           2003             2002             2003             2002
                                                         --------         --------         --------         --------
                                                                              (In thousands)
Net income                                               $  1,755         $  1,420         $  6,639         $  2,804
Foreign currency translation adjustments                    2,456            2,707            6,264            1,823
Change in unrealized gains (losses) on derivative
   instruments that qualify as cash flow hedges               (86)              (3)             (22)             (34)
                                                         --------         --------         --------         --------
       Total comprehensive income                        $  4,125         $  4,124         $ 12,881         $  4,593
                                                         ========         ========         ========         ========


9--SEGMENT REPORTING

         Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. Intercompany sales of $135,000 and $472,000 in the three and nine month periods ended May 31, 2003 between Australia/New Zealand operations and Food Ingredients--North America are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. There were no intercompany sales in the three or nine months ended May 31, 2002.

                                                     Three months ended                 Nine months ended
                                                           May 31,                            May 31,
                                                ---------------------------         ---------------------------
                                                  2003              2002              2003              2002
                                                ---------         ---------         ---------         ---------
                                                                          (In thousands)
Sales:
   Industrial Ingredients--North America        $  34,912         $  32,545         $ 104,272         $  92,416
   Food Ingredients--North America                 10,954            10,729            33,418            32,845
   Australia/New Zealand operations                20,304            15,863            56,551            45,019
   Corporate and other                               (135)               --              (472)               --
                                                ---------         ---------         ---------         ---------
                                                $  66,035         $  59,137         $ 193,769         $ 170,280
                                                =========         =========         =========         =========

Income (loss) from operations:
   Industrial Ingredients--North America        $   2,190         $   2,917         $   7,390         $   6,487
   Food Ingredients--North America                  1,113             1,581             4,499             4,989
   Australia/New Zealand operations                 1,217             1,094             3,682             3,604
   Corporate and other                             (1,400)           (1,646)           (4,948)           (3,954)
   Restructuring costs, net                            --                --               117            (1,383)
                                                ---------         ---------         ---------         ---------
                                                $   3,120         $   3,946         $  10,740         $   9,743
                                                =========         =========         =========         =========

                                               May 31,        August 31,
                                                 2003            2002
                                               --------       ----------
Total assets:
   Industrial Ingredients-North America        $107,547        $108,635
   Food Ingredients--North America               33,418          35,171
   Australia/New Zealand operations              86,826          75,042
   Corporate and other                           23,487          21,122
                                               --------        --------
                                               $251,278        $239,970
                                               ========        ========

10--EARNINGS PER SHARE

         Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and nine month periods ended May 31, 2003 and 2002.

                                                     Three months ended                Nine months ended
                                                           May 31,                           May 31,
                                                  --------------------------        --------------------------
                                                    2003             2002             2003             2002
                                                  ---------        ---------        ---------        ---------
Weighted average common shares outstanding        8,404,001        7,626,851        7,974,076        7,571,369
Dilutive stock options                               85,319          280,362          124,867          176,653
                                                  ---------        ---------        ---------        ---------
Weighted average common shares,
    outstanding, assuming dilution                8,489,320        7,907,213        8,098,943        7,748,022
                                                  =========        =========        =========        =========

11--TRANSACTIONS WITH NATIONAL STARCH

         In November 2002, the Company sold certain assets of its resistant starch Hi-maize(R) business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of ICI of the U.K, for $2.5 million. The Company recorded a $1.9 million pre-tax gain on the sale of these assets, which gain is included in net non-operating income in the Condensed Consolidated Statements of Income for the nine months ended May 31, 2003.

         The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its resistant starch intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company. The amortization of the initial licensing fee and royalty income, totaling $0.4 million and $0.8 million for the three and nine months ended May 31, 2003, respectively, are included in non-operating income.

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

Sales

         Consolidated sales for the three months ended May 31, 2003 increased $6.9 million, or 12%, to $66.0 million from $59.1 million for the three months ended May 31, 2002. Consolidated sales for the nine months ended May 31, 2003 rose to $193.8 million, an increase of 14% over the same period in the prior year.

         Sales at the Company's Industrial Ingredients--North America business unit increased by $2.4 million, or 7%, in the third quarter of fiscal 2003 compared to the year-ago quarter. Sales for the nine months ended May 31, 2003 increased $11.9 million, or 13%, over the same period in the prior year. The increase in sales during fiscal 2003 is primarily due to growth in sales volumes, reflecting improving paper demand for the Company's customers' selling paper products.

         The Food Ingredients--North America sales for the three and nine months ended May 31, 2003 increased by 2% compared to the prior year periods. The slight change in sales compared to the Company's other business segments is reflective of the soft customer demand in the quick service restaurant business, the primary end market for many of this segment's products.

         Sales at Penford's Australia/New Zealand operations rose by 28%, or $4.4 million, in the third quarter of fiscal 2003 compared to the same quarter of fiscal 2002 due to volume growth of $0.7 million, favorable product mix and pricing of $0.7 million and favorable currency exchange rates of $3.0 million. Sales for the nine months ended May 31, 2003 increased to $56.6 million, or a 26% increase over the same period last year with increased volumes accounting for $2.4 million, favorable product mix and pricing accounting for $2.1 million and favorable currency exchange rates accounting for $7.0 million of the increase.

Income from operations

         Consolidated income from operations decreased $0.8 million for the third quarter compared to the prior year period. The decrease is primarily related to higher costs of natural gas in North America and grain in Australia as discussed below, offset by revenue growth due to an increase in volumes and favorable currency exchange rates. Consolidated income from operations for the nine months ended May 31, 2003 increased $1.0 million over the same period last year. This increase is primarily due to the Company recording a $1.4 million restructuring reserve in the same period last year. See Note 5 to the Condensed Consolidated Financial Statements. In addition, revenue growth was offset by higher costs of natural gas in North America and grain in Australia and increased employee benefit costs in North America as discussed below..

         Income from operations at the Company's Industrial Ingredients--North America business unit declined $0.7 million in the third quarter compared to the prior year period. This decrease is primarily due to higher energy costs of $1.3 million partially offset by the impact of higher sales of $0.5 million and lower chemical raw material costs of $0.2 million. For the nine months ended May 31, 2003, income from operations was $0.9 million higher compared to the prior year due to higher sales of $3.7 million and lower chemical costs of $0.5 million offset by $2.6 million in higher energy costs and $0.6 million in increased employee benefit costs.

         The Food Ingredients--North American business unit recorded a decrease in income from operations of $0.5 million for both the three and nine months ended May 31, 2003 compared to the same periods in 2002. Contributing to the decline was lower plant utilization resulting in lower fixed cost absorption.

         Penford's Australia/New Zealand operating income for both the three and nine months ended May 31, 2003 was comparable to the prior year. Higher sales as discussed above were offset by significantly higher raw material grain costs caused by the continuing drought in the region. Increases in grain costs were $1.2 million and $2.5 million for the three and nine months ended May 31, 2003, respectively.

         Corporate operating expenses for the third quarter decreased $0.2 million compared to the prior year period due to a decrease of $0.1 million in office rent expense because the Company closed its Bellevue, Washington headquarters as discussed below and a $0.1 million decrease in personnel relocation expenses which were incurred in fiscal 2002 but not in fiscal 2003. For the nine months ended May 31, 2003, operating expenses increased approximately $1.0 million compared to the same period in the prior year. During the first quarter of fiscal 2003, the Company incurred increased compensation expense of approximately $0.8 million for both current and outgoing officers of the Company. The compensation expense for outgoing officers ceased at the end of the first quarter as these officers left the Company at that time.

Interest expense and taxes

         Interest expense decreased 23% and 22%, respectively, for the three and nine month periods ended May 31, 2003 compared to the same periods in the prior year. The decrease in interest expense is attributable to lower debt balances and lower interest rates.

         The Company's effective tax rate for the nine months ended May 31, 2003 varied from the U.S. Federal statutory rate due to the effect of lower statutory tax rates in Australia and a lower tax rate applied as a result of the sale of certain assets of the Company's Hi-maize(R) business in Australia as discussed below.

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

Non-operating income, net

         Non-operating income, net increased for the nine months ended May 31, 2003 due to the $1.9 pretax gain on the sale of certain assets of the Company's resistant starch Hi-maize(R) business to National Starch Corporation in November 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2003, the Company had $32.1 million in negative working capital compared to $15.1 million of positive working capital at August 31, 2002. Excluding the current portion of the Company's revolving and term credit agreement, the Company had $33.8 million of positive working capital at May 31, 2003. Cash flow from operations was $18.0 million and $16.3 million for the nine months ended May 31, 2003 and 2002, respectively.

         Cash flow from investing activities increased approximately $1.9 million for the nine months ended May 31, 2003 compared to the same period in 2002. The increase is primarily due to the receipts of cash related to the Company's sale of certain assets of its Hi-maize(R) business and an upfront licensing fee for the use of certain intellectual property, partially offset by an increase in capital expenditures.

         At May 31, 2003, the Company had $56.4 million outstanding under its revolving credit facilities and Australian inventory financing credit agreement. The Company's revolving lines of credit mature October 31, 2003. Therefore, $50.3 million due on these lines of credit at May 31, 2003 has been classified as current maturities of long-term debt. The Company expects to refinance its revolving credit agreements on or before the maturity date.

         Under the amended financial covenants of its credit agreements, the Company is required over the coming fiscal quarters to improve its leverage ratio (the ratio of the debt balance to the trailing four quarters of earnings before interest, taxes, depreciation and amortization) to 3.00 to 1 at May 31, 2003; 2.75 to 1 at August 31, 2003; 2.50 to 1 at February 29, 2004; 2.25 to 1 at
August 31, 2004; and 2.00 to 1 at November 30, 2004. The Company has limited ability to borrow on available capacity under its existing credit lines until the leverage ratio improves. However, the Company does not expect to increase borrowings, other than seasonal borrowing related to grain purchasing in our Australia/New Zealand operations. The Company anticipates that it will have sufficient borrowing capacity and availability on its credit lines to fund those seasonal grain purchases.

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

         On March 14, 2003, the Company sold 650,000 shares of its common stock to the T. Rowe Price Small-Cap Value Fund, Inc. for $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company's term loans outstanding.

         During the nine months ended May 31, 2003, the Company paid dividends of $1.4 million, comparable to the dividend payments in the same period last year. Any future dividends will be paid at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

                           PART II - OTHER INFORMATION



ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Forms 8-K.

                    A Form 8-K was filed on June 20, 2003 relating to the Registrant's financial information for the three and nine months ended May 31, 2003, as presented in a press release on June 19, 2003.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Penford Corporation
                                     -------------------------------------------
                                     (Registrant)




July 15, 2003                                  /s/ Steven O. Cordier
                                     -------------------------------------------
                                                 Steven O. Cordier
                                     Vice President and Chief Financial Officer

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

                                          PENFORD CORPORATION


Date:  July 15, 2003                            /s/ THOMAS D. MALKOSKI
                                          --------------------------------------
                                                  Thomas D. Malkoski
                                                Chief Executive Officer

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

                                         PENFORD CORPORATION


Date:  July 15, 2003                            /s/ STEVEN O. CORDIER
                                         --------------------------------------
                                                  Steven O. Cordier
                                               Chief Financial Officer

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