Form 10-K
period 2003-08-31
PENFORD CORP
filed 2003-11-21
CIK 739608

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED AUGUST 31, 2003


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant as of October 31, 2003 was approximately $87.2 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The net number of shares of the Registrant's Common Stock (the Registrant's only outstanding class of stock) outstanding as of October 31, 2003 was 8,634,516.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PENFORD CORPORATION

                    FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................   10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplemental Data..................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   50
Item 9A.  Controls and Procedures.....................................   50

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   50
Item 13.  Certain Relationships and Related Transactions..............   50
Item 14.  Principal Accountant Fees and Services......................   50

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   50
Signatures............................................................   52

                                     PART I

ITEM 1:  BUSINESS

DESCRIPTION OF BUSINESS

     Penford Corporation ("Penford" or the "Company") is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food applications. The Company uses its carbohydrate chemistry expertise to develop ingredients with starch as a base for value-added applications in several markets including papermaking and food products. The Company manages its business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by the U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category. Financial information about Penford's segments is included in Note 18 to the Consolidated Financial Statements.

     Penford's family of products provides functional characteristics to customers' products. Carbohydrate-based specialty starches possess binding and film-forming attributes that provide convenient and cost-effective solutions that make customers' products perform better. The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, Penford has specialty processing capabilities for a variety of modified starches, all of which have similar production methods.

     Specialty products for industrial applications are designed to improve the strength and quality of customers' products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide) and cationic (carrying a positive electrical charge). Ethylated starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Penford's products are a cost-effective alternative to synthetic ingredients.

     Specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as French fries sold in quick-service restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as whole and processed meats, dry powdered mixes and other food and bakery products.

     Penford is a Washington Corporation originally incorporated in September 1983. The Company commenced operations as a publicly-traded company on March 1, 1984.

ACQUISITION AND DISPOSITION OF OPERATIONS AND OTHER TRANSACTIONS

     In November 2002, Penford sold certain assets of its resistant starch business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of Imperial Chemical Industries PLC of the U.K., for $2.5 million.

     Penford also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Penford retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the agreements, Penford received an initial licensing fee of $2.25 million and will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The licensing fee will be amortized over the life of the agreement. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement.

     Penford also entered into a tolling arrangement under which it will manufacture resistant starch products for National Starch, if requested by National Starch. See Note 20 to the Consolidated Financial Statements.

     Penford Australia Limited was acquired in September 2000. This acquisition expanded Penford's product offerings to include corn-based food grade products. Penford Australia also expanded the Company's global geographic market presence in Australia, Asia, and New Zealand. See Note 2 to the Consolidated Financial Statements.

RAW MATERIALS

     Corn: Penford's North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices related to the major U.S. grain markets.

     Penford Australia's corn wet milling facilities in Lane Cove, Australia, and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. The corn sourced in Australia and New Zealand is contracted prior to harvest March -- June. Corn used in Australia is purchased and stored for use in both the current and following year. The corn sourced in New Zealand is purchased forward for future delivery. Some corn is also purchased from Australia and China to supplement the corn sourced in New Zealand.

     Potato Starch: The facilities in Idaho Falls, Idaho, Richland, Washington and Plover, Wisconsin use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to five years with potato processors in North America, primarily in Northwestern and Midwestern United States and Eastern Canada, to acquire potato-based raw materials.

     Wheat Products: Penford Australia's Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products such as wheat starch, wheat gluten and glucose syrup. Tanker trucks from a local flourmill supply wheat flour under a four-year supply agreement which expires in December 2007.

     Chemicals: The primary chemicals used in the manufacturing processes are readily available commodity chemicals, subject to price fluctuations due to market conditions.

     Natural Gas: The primary energy source for most of Penford's plants is natural gas. Penford contracts its natural gas supply with regional suppliers, generally under short-term supply agreements, and at times uses futures contracts to hedge the price of natural gas in North America.

     Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints, although drought conditions in Australia are impacting the prices of corn and wheat in that area. Penford's current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 45-50% of the recovered starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development will result in capacity constraints.

     Over half of the manufacturing costs are the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists of other utility costs, labor costs and depreciation and maintenance costs related to manufacturing plant and equipment. The prices of raw materials may fluctuate, and increases in prices may affect Penford's business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short term supply agreements for other production requirements in all locations.

RESEARCH AND DEVELOPMENT

     Penford's research and development efforts cover a range of projects including technical service work focused on specific customer support projects requiring coordination with customers' research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $5.4 million, $6.0 million and $5.9 million for fiscal years ended August 31, 2003, 2002 and 2001, respectively.

     At the end of fiscal 2003, Penford had 34 scientists, including 7 PhD's in carbohydrate and polymer chemistry, who comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of Penford's business.

PATENTS, TRADEMARKS AND TRADENAME

     Penford owns a number of patents, trademarks, and tradenames to protect product development and commercialization findings that may provide a competitive advantage in the marketplace. However, most of Penford's products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford. Other companies may develop similar or functionally equivalent products or may successfully challenge the validity of these patents. Also, Penford's processes or products may infringe upon the patents of third parties.

     Penford has approximately 194 current and pending patents, most of which are related to base technologies in French fry coatings, coatings for the paper industry, and high amylose resistant starch for food ingredients. Penford's patents expire at various times between 2004 and 2020. The annual cost to renew all of the Company's patents is approximately $0.2 million.

     Specialty starch ingredient brand names for industrial applications include, among others, Penford(R) Gums, Pensize(R) binders, Penflex(R) sizing agent, Topcat(R) cationic additive, and the Apollo(R) starch series. Product brand names for food ingredient applications include PenBind(R), PenCling(R), PenPlus(R), CanTab(R), MAPS(TM), Mazaca(TM) and Fieldcleer(TM).

QUARTERLY FLUCTUATIONS

     Penford's revenues and operating results vary from quarter to quarter. The Company experiences seasonality with the Penford Australia operations. The Company has lower sales volumes and gross margins in Australia and New Zealand's summer months, which corresponds to Penford's second fiscal quarter. This seasonal decline is caused by the closure of some customers' plants for public holidays and maintenance during this period. Decreased consumption of some foods, such as packaged bread, which use the Company's products also contribute to this seasonal trend. Sales volumes of the food ingredients -- North America products used in French fry coatings are also generally lower during the Penford's second fiscal quarter due to decreased consumption of French fries during the holiday season.

WORKING CAPITAL

     Penford generally carries a 1-45 day supply of materials required for production, depending on the lead time for the specific items. Penford manufactures finished goods to customer orders or anticipated demand. The Company is therefore able to carry less than 30 days supply of most products. Terms for trade receivables and trade payables are standard for the industry and region and generally do not exceed 30-day terms except for trade receivables for export sales.

     Penford carries a longer supply of corn for its Australian operations. Penford Australia uses an inventory financing credit agreement to purchase corn at harvest in Australia for production requirements for the following year. Subsequent to August 31, 2003, Penford refinanced its inventory financing agreement. See Note 7 to the Consolidated Financial Statement.

ENVIRONMENTAL MATTERS

     Penford's operations are governed by various Federal, state, local and foreign environmental laws and regulations. In the United States, such laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the EPA Oil Pollution Control Act, OSHA Hazardous Materials regulations, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act and the Superfund Amendments and Reauthorization Act. In Australia, Penford is subject to the environmental requirements of the Protection of the Environment Operations Act, the Dangerous Goods Act, the Ozone Protection Act, the Environmentally Hazardous Chemicals Act, and the Contaminated Land Management Act. In New Zealand, the Company is subject to the Resource Management Act, the Dangerous Goods Act, the

Hazardous Substances and New Organisms Act and the Ozone Protection Act. Permits are required by the various environmental agencies which regulate the Company's operations. Penford has obtained all necessary environmental permits required for its operations. Penford's operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, is $1.7 million.

     Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of Penford's business in a safe and fiscally responsible manner that protects and preserves the health and safety of employees, the communities surrounding the Company's plants, and the environment. The Company continuously monitors environmental legislation and regulations, which may affect any of Penford's operations. See Item 3, Legal Proceedings.

     There have been no material impacts on the Company's operations resulting from compliance with environmental regulations. No unusual expenditures for environmental facilities and programs are anticipated in the coming year.

PRINCIPAL CUSTOMERS

     Penford sells to a variety of customers for applications in foods products, papermaking, textiles, mining and other industrial uses. The Company has several relatively large customers in each business segment. However, over the last three years Penford has had only one customer that exceeded 10% of sales, and that occurred in fiscal 2001. MeadWestvaco, a customer of the industrial ingredients business, accounted for approximately 9%, 9% and 10% of total sales in fiscal 2003, 2002 and 2001, respectively.

COMPETITION

     Penford competes directly with approximately five other companies that manufacture specialty starches for the papermaking industry and approximately six other companies that manufacture specialty food ingredients. Penford competes indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Although some of these competitors are larger companies, and have greater financial and technical resources, Penford holds a significant market share of its targeted, niche markets. Application expertise, quality, service and price are the major competitive factors for Penford.

EMPLOYEES

     At August 31, 2003, Penford had 661 total employees. In North America, Penford had 377 employees, of which approximately 45% are members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2004. Penford Australia had 284 employees, of which 64% are members of trade unions in Australia and New Zealand. These contracts generally have two year terms and were renegotiated in 2002 and now expire in fiscal 2004. Penford expects to successfully renegotiate these agreements. Penford believes its employee relations are good company-wide.

SALES AND DISTRIBUTION

     All sales are generated using a combination of direct sales and distributor agreements. Penford supports its sales efforts with technical and advisory assistance with the customers' use of the Company's products. Penford ships its product promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

     Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to three years or on a spot basis. In fiscal 2003, approximately 65% of these sales are under fixed price contracts, with 35% representing formula price and spot business.

     Since Penford's customers are generally other manufacturers and processors, most of the Company's products are distributed via rail, truck or barge to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.

FOREIGN OPERATIONS AND EXPORT SALES

     Penford further expanded into foreign markets with its acquisition of Penford Australia in September 2000. Penford Australia is the sole producer of corn starch products in Australia and New Zealand. Competition is from imported products, except in wheat flour based starches where there is one other producer in Australia. Starches have the ability to be chemically and physically modified to meet the wide range of demands (such as viscosity, resistance to arduous processing conditions and clarity) required by the food industry. Penford Australia has developed novel starch-based products, as evidenced by patents obtained for high amylose maize starches for use as dietary fiber. Penford Australia manufactures products used to enhance the quality of packaged food products, generally through providing the texture and viscosity required by the customer for products such as sauces and gravies. Penford Australia's starch products are also used in industrial applications including mining, paper, corrugating and building materials. The products used in the mining industry are specifically used in the flotation process for extracting minerals from finely ground hard rock ores. The starches assist in this process by selectively adhering to elements of the ground rock to aid separation in air agitated flotation cells. The Company's operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products. Further information about the acquisition of Penford Australia and geographic information can be found in Notes 2 and 18 to the Consolidated Financial Statements.

     Export sales from Penford's businesses in the U.S. and Australia/New Zealand accounted for approximately 22%, 16% and 18% of total sales in fiscal 2003, 2002 and 2001, respectively.

AVAILABLE INFORMATION

     Penford's Internet address is www.penx.com. There the Company's provides free access to Penford's annual report on 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission ("SEC"). The Company's SEC reports can be accessed through the investor relations section of the Web site. The information found on Penford's Web site is not part of this or any other report filed with or furnished to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                        AGE                          TITLE
----                        ---                          -----
Thomas D. Malkoski........  47    President and Chief Executive Officer
Randy Burns...............  47    Vice President, Operations and Supply Chain
Steven O. Cordier.........  47    Vice President, Chief Financial Officer and
                                  Corporate Secretary
Gregory R. Keeley.........  54    Vice President and President, Penford Products Co.
Wallace H. Kunerth........  55    Vice President and Chief Science Officer
Robert G. Lowndes.........  56    Vice President and Managing Director, Penford
                                  Australia
John R. Randall...........  59    Vice President and General Manager, Penford Food
                                  Ingredients

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

     Mr. Burns joined Penford in August 2003 as Vice President, Operations and Supply Chain. From 2002 to August 2003, Mr. Burns was Operations Manager-Central Area for Kraft Foods, Inc. and from 1996 to 2002 he was the North Area Manager/Plant Manager for Nabisco, Inc./Kraft Foods. From 1993-1996, Mr. Burns was the General Manager, Operations for Continental Baking Company, a subsidiary of Ralston Purina which operated bread bakeries. Prior to 1993, Mr. Burns held various management and operations positions with Nalley's Fine Foods, a manufacturer of specialty foods, and Frito-Lay Company, a manufacturer and marketer of snack foods.

     Mr. Cordier joined Penford in July 2002 as Vice President and Chief Financial Officer. Mr. Cordier was named Corporate Secretary in January 2003. He came to Penford from Sensient Technologies, a manufacturer of specialty products for the food, beverage, pharmaceutical and technology industries. He served as Treasurer from 1995 to 1997 and as Vice President and Treasurer from 1997 to 1999. He completed his term at Sensient as Vice President, Administration from 1999 to 2002. During his tenure at Sensient, he had responsibility for treasury, investor relations and finance functions. In his different positions, he also managed other aspects of operations such as engineering, information technology and marketing. From 1990 to 1995, he was employed in various financial management positions at International Flavors & Fragrances, a manufacturer of flavors and fragrances for the food, beverage and cosmetic industries.

     Mr. Keeley joined Penford in July 2000 as President of the industrial ingredients business. Before he joined Penford, he served as Strategic Business Executive from 1999 to 2000 for Church & Dwight, a producer of sodium bicarbonate. From 1996 to 1999, he served as Director of Marketing and Sales for Gen Corp, a technology-based manufacturing company with businesses concentrating in aerospace and defense, pharmaceutical fine chemicals and automotive. He started his career with Dow Chemical Company, serving in various management roles in sales, marketing and business development.

     Dr. Kunerth has served as Penford's Chief Science Officer since 2000. From 1997 to 2000, he served in food science research management positions at Monsanto Company, a provider of agricultural products and integrated solutions for farmers. Before Monsanto, he was the Vice President of Technology at Penford's food ingredients business from 1993 to 1997.

     Mr. Lowndes joined Penford as Managing Director of the Australian/New Zealand operations when the Company acquired Penford Australian in September 2000. He served as General Manager of that business from 1995 to 2000 under the ownership of Goodman Fielder Ltd.

     Mr. Randall has served as Vice President and General Manager of Penford Food Ingredients since February 2003. Prior to joining Penford, Mr. Randall was Vice President, Research & Development/Quality Assurance of Griffith Laboratories, USA, a specialty foods ingredients business, from 1998 to 2003. From 1993 to 1998, Mr. Randall served in various research and development positions with KFC Corporation, a quick-service restaurant business, most recently as Vice President, New Product Development. Prior to 1993 Mr. Randall served in leadership positions at Romanoff International, Inc., a manufacturer and marketer of gourmet specialty food products, and at Kraft/General Foods.

ITEM 2:  PROPERTIES

     Penford's facilities as of August 31, 2003 are as follows:

                                   BLDG. AREA   LAND AREA   OWNED/
                                   (SQ. FT.)     (ACRES)    LEASED        FUNCTION OF FACILITY
                                   ----------   ---------   ------   -------------------------------
North America:
Englewood, Colorado..............    25,200         --      Leased   Corporate headquarters,
                                                                     administrative offices and
                                                                     research laboratories
Cedar Rapids, Iowa...............   759,000         29       Owned   Manufacture of corn starch
                                                                     products and administration
                                                                     offices
Idaho Falls, Idaho...............    30,000          4       Owned   Manufacture of potato starch
                                                                     products
Richland, Washington.............    16,000          3      Leased   Manufacture of potato and
                                                                     tapioca starch products
Plover, Wisconsin................    54,000         10       Owned   Manufacture of potato starch
                                                                     products
Australia/New Zealand:
Lane Cove, New South Wales.......    75,700          7       Owned   Manufacture of corn starch
                                                                     products and administrative
                                                                     offices
Tamworth, New South Wales........    94,600          6       Owned   Manufacture of wheat starch and
                                                                     glutten products
Tamworth, New South Wales........     7,700        605       Owned   Land used for effluent
                                                                     dispersion and agricultural use
Auckland, New Zealand............   104,700          5       Owned   Manufacture of corn starch
                                         --          3      Leased   products

     Penford's production facilities are strategically located near the sources of raw materials. The Company believes that facilities are maintained in good condition and that the capacities of the plants are suitable and sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

ITEM 3:  LEGAL PROCEEDINGS

     On November 1, 2000, the Environmental Protection Agency ("EPA") initiated enforcement action in the grain processing industry for adequacy of emission permitting and later included a review of excessive levels of volatile organic compounds in the action. Penford was contacted by the EPA, but was not the subject of a formal enforcement action, and no assessment was levied. Discussions with the EPA were satisfactorily closed in fiscal 2003 with no action being taken against Penford and no assessments levied.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     Penford's common stock, $1.00 par value, trades on The Nasdaq Stock Market under the symbol "PENX." On October 31, 2003, there were 699 shareholders of record. The high and low closing prices of Penford's common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                       FISCAL 2003       FISCAL 2002
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
Quarter Ended November 30..........................  $15.55   $ 9.78   $12.29   $ 9.02
Quarter Ended February 28..........................  $15.17   $10.61   $14.00   $11.30
Quarter Ended May 31...............................  $13.89   $11.15   $19.60   $13.95
Quarter Ended August 31............................  $14.20   $ 9.95   $18.56   $13.25

     During each quarter of fiscal year 2003 and 2002, the Board of Directors declared a $0.06 per share cash dividend. On October 29, 2003, the Board of Directors declared a dividend of $0.06 per common share payable on December 5, 2003 to shareholders of record as of November 14, 2003. On a periodic basis, the Board of Directors reviews the Company's dividend policy which is impacted by Penford's earnings, financial condition, and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the payment of dividends in its planning for fiscal 2004.

     In March 2003, the Company sold 650,000 shares of common stock in a private placement at $11.11 per share to the T. Rowe Price Small-Cap Value Fund. Proceeds of the sale of $7.2 million were used to reduce debt by $6.8 million and the majority of the remaining proceeds were used to pay the expenses of the transaction, including placement fees and professional services fees. The shares were registered under the Securities Act of 1933 on Form S-3 (File No. 333-104509) which was effective on July 14, 2003.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information regarding Penford's equity compensation plans at August 31, 2003. The Company has no equity compensation plans that have not been approved by security holders.

                                                                                     NUMBER OF
                                                                                     SECURITIES
                                            NUMBER OF                           REMAINING AVAILABLE
                                        SECURITIES TO BE        WEIGHTED-       FOR FUTURE ISSUANCE
                                           ISSUED UPON      AVERAGE EXERCISE        UNDER EQUITY
                                           EXERCISE OF          PRICE OF            COMPENSATION
                                           OUTSTANDING         OUTSTANDING        PLANS (EXCLUDING
                                        OPTIONS, WARRANTS   OPTIONS, WARRANTS   SECURITIES REFLECTED
PLAN CATEGORY                              AND RIGHTS          AND RIGHTS          IN COLUMN (A))
-------------                           -----------------   -----------------   --------------------
Equity compensation plans approved by
  security holders:
  1994 Stock Option Plan..............       922,739             $13.73               308,420
  Stock Option Plan for Non-Employee
     Directors........................       212,244             $ 9.50               165,583
  Restricted Stock Plan...............            --                 --                18,777

ITEM 6:  SELECTED FINANCIAL DATA

                                                    YEAR ENDED AUGUST 31
                           -----------------------------------------------------------------------
                              2003            2002            2001            2000         1999
                           ----------      ----------      ----------      ----------   ----------
                                   (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Operating Data:
  Sales..................  $  262,467      $  231,450      $  225,672      $  175,953   $  171,859
  Cost of sales..........     218,784         189,067         185,369         132,676      131,824
  Gross margin
     percentage..........        16.6%           18.3%           17.9%           24.6%        23.3%
  Net income (loss)......  $    8,436(1)   $    3,816(2)   $     (777)(3)  $   10,362   $    6,205(4)
  Diluted earnings per
     share...............  $     1.03      $     0.49      $    (0.10)     $     1.33   $     0.80
  Dividends per share....  $     0.24      $     0.24      $     0.24      $     0.22   $     0.20
Average common shares and
  equivalents............   8,227,549       7,794,304       7,637,564       7,765,044    7,749,723
Balance Sheet Data:
  Total assets...........  $  250,893      $  239,970      $  244,312      $  175,623   $  173,133
  Capital expenditures...       8,772           7,384          12,349          17,480       16,536
  Long-term debt.........      76,696          77,632          94,969          47,824       53,101
  Total debt.............      79,696          96,411         112,627          50,681       56,378
  Shareholders' equity...      87,885          68,964          65,712          67,864       59,698

---------------

Notes: 2001 data includes eleven months of Penford Australia's results of operations from the September 29, 2000 date of acquisition.

(1) Includes a gain of $1.9 million related to the sale of Hi-Maize assets. See
    Note 20 to the Consolidated Financial Statements.

(2) Includes pretax charges of approximately $1.4 million related to a strategic restructuring of business operations and $0.5 million related to the write off of Penford's 1997 investment in an early stage technology company. See Notes 14 and 16 to the Consolidated Financial Statements.

(3) Includes a loss on early extinguishment of debt of approximately $1.4 million related to the financing of the Penford Australia Ltd. acquisition. See Note 14 to the Consolidated Financial Statements.

(4) Includes a pretax charge of approximately $1.6 million related to restructure costs recorded in connection with an administrative workforce reduction program.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-K ("Annual Report") that are not historical facts, including, but not limited to statements found in the Notes to Consolidated Financial Statements and in Item
1 -- Business and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "may," "will," "looks," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategies or trends.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those referenced above, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which Penford operates.

RESULTS OF OPERATIONS

     Penford manages its business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by operations in the United States. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business.

  FISCAL 2003 COMPARED TO FISCAL 2002

  Industrial Ingredients -- North America

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales.......................................................   $140,637     $126,053
Cost of sales...............................................   $118,861     $105,751
Gross margin................................................       15.5%        16.1%
Income from operations......................................   $  9,551     $  9,058

     Sales in the industrial ingredients business rose 12% in 2003, a result of higher sales volumes trends from the second half of fiscal 2002 that continued into 2003. Sales volume increases contributed 9% to the increase in revenues while improvements in pricing and product mix added an additional 3%. The outlook for the paper-making industry in the U.S., the primary market for Penford's industrial products remains soft.

     Gross margin declined to 15.5% of sales in fiscal 2003 from 16.1% last year primarily due to the rising cost of natural gas, which is used in drying industrial starches. Increased natural gas prices reduced gross margin by $2.8 million and by 200 basis points as a percent of sales. Penford expects that the unfavorable effects of increasing gas costs will continue into fiscal 2004.

     Income from operations improved over fiscal year 2002 due to an increase in gross margin of $1.5 million offset by a $1.0 million increase in operating expenses. The increase in operating expenses was due to increases in salaries and benefits, including a $0.3 million increase in pension expense.

  Food Ingredients -- North America

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales.......................................................   $44,694      $43,533
Cost of sales...............................................   $32,100      $30,114
Gross margin................................................      28.2%        30.8%
Income from operations......................................   $ 5,915      $ 6,552

     Sales increased 3% over fiscal 2002, driven by a 7% increase in volumes offset by a 4% deterioration in the product mix. The gross margin for fiscal 2003 declined by 260 basis points to 28.2%, primarily due to the soft demand for Penford's higher margin potato coatings which are used in applications in the quick-service restaurant business.

     The decrease in operating income is due to the decline in gross margin of $0.8 million offset by a $0.2 million reduction in total operating expenses. Operating expenses decreased primarily due to headcount reductions in research and development.

  Australia/New Zealand Operations

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales.......................................................   $77,682      $62,311
Cost of sales...............................................   $68,368      $53,649
Gross margin................................................      12.0%        13.9%
Income from operations......................................   $ 4,797      $ 4,555

     Reported sales rose 25% in 2003, primarily due to a strong Australian dollar which increased revenue by 17%. Higher volumes increased sales by 4% and gains in pricing and improvements in product mix added 4% to sales.

     Margins deteriorated in 2003 primarily because grain prices increased due to a severe drought in the region. Increased grain prices reduced gross margin by $2.8 million and by 350 basis points as a percent of sales. Income from operations was comparable to the prior year as the effects of stronger currency translation were largely offset by the increase in grain prices.

  Corporate Operating Expenses

     Corporate operating expenses increased to $6.6 million in fiscal 2003 from $5.7 million in fiscal 2002. During the first quarter of fiscal 2003, the Company incurred increased compensation expense of approximately $0.8 million for both current and outgoing officers of the Company. The compensation expense for outgoing officers ceased at the end of the first quarter of fiscal 2003 as these officers left the Company at that time.

  Restructuring Costs

     In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During the second quarter of 2002, the Company recorded restructuring costs totaling $1.4 million primarily related to severance and other exit activity expenses which are included in income from operations. During fiscal 2003, the Company settled its lease obligations and other exit activity expenses for less cost that had been expected, and therefore, adjusted the restructuring reserve by $0.2 million. Restructuring costs are shown separately in the Consolidated Statements of Operations. See Note 16 to the Consolidated Financial Statements.

  FISCAL 2002 COMPARED TO FISCAL 2001

  Industrial Ingredients -- North America

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales.......................................................   $126,053     $127,300
Cost of sales...............................................   $105,751     $109,756
Gross margin................................................       16.1%        13.8%
Income from operations......................................   $  9,058     $  5,548

     Sales in the industrial ingredients business declined 1% in 2002, a result of lower sales volumes trends from 2001 that continued into 2002. In the latter half of 2002, volumes began to improve as customer demand improved and sales volumes increased slightly over the prior year.

     Gross margin improved in 2002 to 16.1% from 13.8% primarily due to the decline in natural gas prices. Natural gas is the primary energy source for the plants that produce industrial products. Lower volumes were partly offset by lower prices on other raw materials inputs.

     Income from operations improved significantly over fiscal year 2001 primarily because of the improvement in gross margin. Operating and research and development expenses were down 6% in fiscal 2002 due to staffing reductions made at the end of 2001.

  Food Ingredients -- North America

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales.......................................................   $43,533      $42,772
Cost of sales...............................................   $30,114      $29,541
Gross margin................................................      30.8%        30.9%
Income from operations......................................   $ 6,552      $ 7,046

     Sales increased 2% over fiscal 2001. Penford experienced an increase in sales to a new global food service customer, primarily for French fry coatings. The contract, implemented part way through fiscal 2001, was in place for a full year for 2002. However, sales to other French fry coatings customers declined, largely offsetting the positive impact of the new contract.

     Gross margin did not change significantly from 2001. Income from operations declined $0.5 million from 2001 due to a $0.6 million increase in research and development costs.

  Australia/New Zealand Operations

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Sales.......................................................   $62,311      $55,600
Cost of sales...............................................   $53,649      $46,073
Gross margin................................................      13.9%        17.1%
Income from operations......................................   $ 4,555      $ 4,347

     Reported sales increased 12% in 2002. This is due primarily to the inclusion of only eleven months of operations in 2001 versus a full year for 2002 because of the September 29, 2000 acquisition date. Proforma sales assuming twelve months of 2001 were comparable to 2002. Volumes increased, offsetting the impact on reported sales of an unfavorable product mix shift. Volumes decreased in two of the most profitable products in 2002 while increasing in several lower margin products.

     Margins deteriorated in 2002 because wheat prices increased due to high export demand resulting from the weak Australian dollar. Additionally, corn costs increased in New Zealand due to stronger demand for feed grains in the dairy industry. The product mix shift also impacted margins.

     Income from operations improved as lower operating and research and development expenses totaling approximately $1 million offset the foregoing factors. The reduction in expenses resulted from the adoption of SFAS 142 effective the beginning of fiscal 2002 which requires that goodwill no longer be amortized. Goodwill amortization expense, included in operating expenses, was $0.7 million in 2001. In addition, the Company reduced staff at the end of 2001, and the cost of those staff reductions of $0.3 million were recognized in 2001.

  Corporate Operating Expenses

     Corporate operating expenses decreased to $5.7 million from $5.9 million in 2001. Increases in personnel and recruiting costs of approximately $0.7 million incurred in connection with hiring new corporate staff were offset by decreases of $0.8 million in other corporate operating expenses. In 2001, the Company incurred $0.3 million in legal and tax consulting costs which did not recur in 2002.

  Restructuring Costs

     In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During the second quarter of 2002, the Company recorded restructuring costs totaling $1.4 million primarily related to severance and other exit activity expenses. See Note 16 to the Consolidated Financial Statements.

  NON-OPERATING INCOME (EXPENSE)

     Other non-operating income (expense) consists of the following:

                                                              YEAR ENDED AUGUST 31,
                                                             ------------------------
                                                              2003    2002     2001
                                                             ------   -----   -------
                                                              (DOLLARS IN THOUSANDS)
Royalty and licensing income...............................  $1,212   $  --   $    --
Gain on sale of Hi-maize assets............................   1,916      --        --
Investment impairment charge...............................      --    (486)     (533)
Loss on extinguishment of debt.............................      --      --    (1,366)
Investment income..........................................      62      84       134
Other......................................................      15       5        77
                                                             ------   -----   -------
                                                             $3,205   $(397)  $(1,688)
                                                             ======   =====   =======

     In the first quarter of fiscal 2003, the Company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation ("National Starch"). The Company recorded a $1.9 million gain on the sale of these assets. The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $1.2 million in income during fiscal 2003 related to the licensing fee and royalties.

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

     In fiscal 2001, the Company incurred other charges of $533,000 for transaction costs related to terminated joint venture discussions.

     In fiscal 2001, the Company paid its private placement debt facilities early in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the debt required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million. This loss was previously reported as an extraordinary item, net of tax in the Consolidated Statements of Operations. Effective September 1, 2002, Penford adopted Statement of Financial Accounting Standards ("SFAS") No. 145 which, among other things, eliminated the requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contain in Accounting Principles Board Opinion No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria. The Company has concluded that the previously recognized loss on early extinguishment of debt in fiscal 2001 would not have met the criteria for classification as an extraordinary item, and accordingly such loss has been reclassified and reported as a component of income before extraordinary item. This reclassification had no effect on the Company's reported net income in fiscal 2001.

  INTEREST AND TAXES

     Interest expense was $5.5 million, $7.1 million and $10.2 million in 2003, 2002 and 2001, respectively. All of the Company's debt has variable interest rates. The decline in interest expense over the last three years was driven by a decrease in market interest rates and lower average debt balances.

     The effective tax rate for 2003 was lower than the overall U.S. federal statutory rate of 34% due to the benefits of the foreign sales corporation and research and development tax credits. As discussed above, during fiscal 2003, Penford recorded a $1.9 million gain on the sale of certain assets of its Hi-maize business. Penford determined that, due to changes in Australian tax legislation, no income taxes would be payable related to this gain and accordingly, no income taxes have been provided on this gain See Notes 15 and 20 to the Consolidated Financial Statements.

     The effective tax rate for 2002 was lower than the overall statutory rate of 34% due to the benefits of the foreign sales corporation and research and development tax credits. The effective rate for 2001 was higher than the statutory rates due to state taxes and nondeductible goodwill amortization. See
Note 15 to the Consolidated Financial Statements.

  ACQUISITION OF PENFORD AUSTRALIA

     On September 29, 2000, the Company acquired Penford Australia for $54.2 million in cash, plus transaction costs of $1.7 million. Penford Australia is the sole producer of corn starch products in Australia and New Zealand. Competition is from imported products, except in wheat flour based starches where there is one other producer in Australia.

     The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price was recorded as goodwill. See Note 2 to the Consolidated Financial Statements. Eleven months of Penford Australia's results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the year ended August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 2003, Penford had working capital of $42.0 million, excluding current portion of debt, and $57.1 million outstanding under its revolving credit and inventory financing credit facilities.

     Cash flow from operations was $26.5 million, $25.4 million and $13.9 million in fiscal 2003, 2002 and 2001, respectively. The increase in operating cash flows in 2002 over 2001 is due primarily to favorable changes in working capital and improved profitability.

     Capital expenditures were $8.8 million, $7.4 million and $12.3 million in fiscal 2003, 2002 and 2001, respectively. In the past two years, capital expenditures have been constrained by the limitations of the financial covenants in the Company's then existing credit agreement. In fiscal 2004, subsequent to the refinancing discussed below, Penford expects to spend approximately $16 million for capital projects, primarily for growth opportunities and to improve asset utilization.

     Penford maintains two defined benefit pension plans in the U.S. In the last three years, the value of the plans' assets has decreased primarily due to poor performance from equity securities. The combination of negative actual investment returns and declining discount rates have increased the Company's underfunded plan status (plan assets compared to benefit obligations). Based on the current underfunded status of the plans and the actuarial assumptions being used for 2004, Penford estimates that it will be required to make minimum contributions to the pension plans of $1.8 million during fiscal 2004 and $3.0 million during fiscal 2005.

     Penford made term loan payments totaling $25.6 million during fiscal 2003. The Company was required to use the net cash proceeds from the National Starch transactions and the sale of common stock to reduce debt. The term loan payments during fiscal 2003 included $4.1 million and $6.8 million related to the National Starch transactions and the sale of common stock, respectively.

     On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The credit facility consists of $50 million in term loans and $55 million in revolving lines of credit. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either the London Interbank Offered Rates ("Libor") (or the Australian Bank Bill Rate equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. On October 7, 2003, Penford had approximately $21 million of borrowing availability under its revolving lines of credit. The Company's debt maturities at August 31, 2003 have been classified in the Consolidated Balance Sheets in accordance with the repayment terms of the new bank financing.

     In fiscal 2003, Penford paid dividends on its common stock of $1.9 million at a quarterly rate of $0.06 per share. On October 29, 2003, the Board of Directors declared a dividend of $0.06 per common share payable on December 5, 2003 to shareholders of record as of November 14, 2003. On a periodic basis, the Board of Directors reviews the Company's dividend policy which is impacted by the Company's earnings, financial condition and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the continuation of quarterly dividends in the planning for fiscal 2004.

     The Company expects to generate sufficient cash from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2004.

     The Board of Directors has authorized a stock repurchase program for the purchase of up to 500,000 shares of Penford's outstanding common stock. Repurchases under the program to date have totaled 281,300 shares for $4.3 million in prior years. The Company did not purchase any of its common stock during the last three fiscal years, and does not expect to do so in fiscal 2004.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

     In many cases, the accounting treatment of a particular transaction is significantly dictated by generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management's judgments in selecting among available alternatives would not produce a materially different result. Management has reviewed the accounting policies and related disclosures with the Audit committee. The notes to the consolidated financial statements contain a summary of the Company's accounting policies.

However, the accounting policies that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:

     - Evaluation of the allowance for doubtful accounts receivable

     - Hedging activities

     - Benefit plans

     - Valuation of goodwill

     A description of each of these follows:

  EVALUATION OF THE ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

     Management makes judgments about the Company's ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford records an estimate of accounts that will not be collected based upon a specific review of larger accounts. For those accounts not specifically reviewed, Penford estimates uncollectible amounts based on the age of the receivable compared to the terms offered. If the estimates do not reflect the Company's future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2003 and 2002 the allowance for doubtful accounts receivable was $538,000 and $345,000, respectively. The majority of the allowance is related to the industrial ingredients business, and reflects the economic downturn in the paper making industry.

  HEDGING ACTIVITIES

     Penford uses derivatives, primarily futures contacts, to reduce exposure to price fluctuations of commodities used in the manufacturing processes in the United States. Penford has elected to designate these activities as hedges. This election allows the Company to defer gains and losses on those derivative instruments until the underlying commodity is used in the production process.

     The requirements for the designation of hedges are very complex, and require judgments and analysis to qualify as hedges as defined by SFAS 133. These judgments and analysis include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred losses of $431,000 at August 31, 2003 and a gain of $169,000 at August 31, 2002, which are reflected in accumulated other comprehensive income (loss) in both years.

  BENEFIT PLANS

     Penford has stock option plans for its employees and directors. Because the Company grants options to employees at the market price on date of grant, Penford follows the policy of recording no compensation expense for those option grants. An alternative financial reporting standard, SFAS 123, provides a methodology for estimating the hypothetical compensation expense associated with stock option grants, which expense is then amortized over the vesting period. As required by SFAS 123, the Company has disclosed the pro forma impact of this alternative accounting treatment in Note 1 to the Consolidated Financial Statements.

     Penford has defined benefit plans for its employees providing retirement benefits and coverage for retiree health care. Qualified actuaries determine the estimated cost of these plans annually. These actuarial estimates are based on assumptions of the discount rate used to calculate the present value of future payments, the expected investment return on plan assets, the estimate of future increases in compensation rates and the estimate of increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the financial statements. Disclosure about these estimates and assumptions are included in Note 12 to the Consolidated Financial Statements. See "Defined Benefit Plans" in this Item 7.

  VALUATION OF GOODWILL

     Penford is required to assess whether the value of goodwill reported on the balance sheet has been impaired on an annual basis, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company's estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted. See Note 6 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

     As more fully described in Notes 7 and 10 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2003 that contractually commit the Company to pay certain amounts in the future.

     Subsequent to August 31, 2003, Penford obtained bank financing on a long-term basis for the purpose of refinancing its short-term obligations under its existing secured credit and inventory financing credit facilities. Accordingly, the contractual commitments below are presented in accordance with the repayment terms of the new bank financing.

     The following table summarizes such contractual commitments:

                                      2004    2005-2006   2007-2008   2009 & AFTER    TOTAL
                                     ------   ---------   ---------   ------------   -------
Indebtedness.......................  $3,000    $10,500     $41,696      $24,500      $79,696
Operating leases...................   4,833      5,611       3,505        3,013       16,962
                                     ------    -------     -------      -------      -------
                                     $7,833    $16,111     $45,201      $27,513      $96,658
                                     ======    =======     =======      =======      =======

DEFINED BENEFIT PENSION PLANS

     Penford maintains two defined benefit pension plans in the U.S.

     The most significant assumptions used to determine pension expense and pension obligations are the discount rate and the expected return on assets assumption. The discount rate used by Penford in determining pension expense and pension obligations is based on a review of high quality (Baa to Aaa) corporate annualized bond yields (maturities of 20 or more years) and 30-year U.S. Treasury rates.

     The expected long-term return on assets assumption used in determining pension expense is based on Penford's evaluation of historical market rates of return and asset class return expectations. Penford's independent actuaries provided the Company with projected returns, which were forward-looking, were not based on historical returns and considered returns from active management and fees paid from the plans. See Note 12 to the Consolidated Financial Statements for the assumptions used by Penford.

     Penford recorded pension expense (income) of $1.2 million, $0.2 million and $(0.8) million in 2003, 2002 and 2001, respectively. Penford expects pension expense to be approximately $1.7 million in fiscal 2004. The Company made no cash contributions to the pension plans during fiscal 2002 or 2001. Cash contributions of $0.3 million were made to the plans in fiscal 2003. Penford estimates that it will be required to make minimum contributions to the pension plans of $1.8 million during fiscal 2004 and $3.0 million during fiscal 2005.

     The expected return on assets assumption was reduced by 1% to 9% for pension expense for fiscal 2003. A 0.5% decrease (increase) in the expected return on assets assumption would increase (decrease) pension expense by approximately $0.1 million based on the plans' assets at August 31, 2003.

     The discount rate used to determine pension expense reflects the decline in bond yields over the past several years. Penford has lowered its discount rate from 7.5% in fiscal 2003 to 6.4% for fiscal 2004. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.1 million. Penford bases its determination of pension expense on the fair value of plan assets as well as the expected long-term return on those assets. The difference between actual investment earnings and those assumed is recognized in pension expense through amortization over the expected future working lifetime of active employees. As of August 31, 2003, unrecognized losses from all sources (assets and liabilities) were $8.0 million. The estimated increase in future expense as a result of the amortization of these losses is approximately $0.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     Effective September 1, 2002, the Company adopted SFAS No. 145, "Recission of Financial Accounting Standards Board ("FASB") Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which requires all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") will now be used to classify those gains and losses. The Company has concluded that the previously recognized loss on early extinguishment of debt in fiscal 2001 would not have met the criteria for classification as an extraordinary item, and accordingly such loss has been reclassified and reported as a component of income before extraordinary item. This reclassification had no effect on the Company's reported net income in fiscal 2001.

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

     Effective December 1, 2002, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires certain disclosures to be made by a guarantor effective for interim and annual periods ending after December 15, 2002. FIN No. 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no guarantees which are subject to the recognition and measurement provisions of FIN No. 45. The adoption of FIN No. 45 had no effect on the Company's reported financial position, results of operations or liquidity. See Note 7 for disclosure of parent company guarantee of subsidiary debt to a third party.

     Effective March 1, 2003, the Company adopted the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Company will continue to account for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. The adoption of SFAS No. 148 did not have an effect on the Company's reported financial position, results of operations or liquidity. See Note 1 to the Consolidated Financial Statements for the disclosures required by SFAS No. 148.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 149 effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact on the Company's results of operations, financial position or liquidity from the adoption of SFAS No. 149.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

     Penford is exposed to market risks that are inherent in the financial instruments that are used in the normal course of business. Penford may use various hedge instruments to manage or reduce market risk, but the Company does not use derivative financial instrument transactions for speculative purposes. The primary market risks are discussed below.

  INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relates to its variable-rate borrowings. All of Penford's long-term debt has variable interest rates, which are set for periods of one to six months. The Company has managed interest rates using interest rate swaps in the past, but there are no such instruments outstanding as of August 31, 2003. If market interest rates for the Company's debt had averaged 1% more than they did in fiscal 2003, the Company's 2003 interest expense would have increased, and income before taxes would have decreased by $0.9 million.

  FOREIGN CURRENCY EXCHANGE RATES

     The Company has U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with the Company's foreign operation, Penford Australia. Currently, cash generated by Penford Australia's operations is used for capital investment in

Australia and payment of debt denominated in Australian dollars. At August 31, 2003, approximately 31% of total debt was denominated in Australian dollars.

     The Company has not maintained any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company's review, may result in the incorporation of derivative instruments in the Company's hedging strategy. The currency exchange rate risk between Penford's Australian and New Zealand operations is not significant. The impact of a 10% change in the foreign currency exchange rates compared with the U.S. dollar would not have a significant impact on reported net income for the year ended August 31, 2003.

     From time to time, Penford enters into foreign exchange forward contracts to manage exposure to receivables and payables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2003, Penford did not have any foreign exchange forward contracts outstanding. At that date, the Company had trade receivables of U.S. $0.6 million at Penford Australia.

  COMMODITIES

     The availability and price of corn, Penford's most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. To reduce the price risk caused by market fluctuations, Penford generally follows a policy of using exchange-traded futures and options contracts to hedge exposure to corn price fluctuations in North America. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes in corn.

     Penford's net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange traded futures and options contracts that hedge Penford's exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2003 and 2002, the fair value of the Company's net corn position was approximately $2.5 million and $0.2 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2003 and 2002, is estimated at $250,000 and $21,000, respectively.

     Over the past three years, prices for natural gas have increased over historic levels. Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures and options contracts to hedge exposure to natural gas price fluctuations. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes in natural gas.

     Penford's exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2003 and 2002, the fair value of the natural gas contracts was a loss of approximately $0.7 million and $0.5 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2003 and 2002 is estimated at $66,000 and $45,000, respectively.

ITEM 8:  PENFORD CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................   23
Consolidated Statements of Operations.......................   24
Consolidated Statements of Comprehensive Income (Loss)......   24
Consolidated Statements of Cash Flows.......................   25
Consolidated Statements of Shareholders' Equity.............   26
Notes to Consolidated Financial Statements..................   27
Report of Independent Auditors..............................   49

                          CONSOLIDATED BALANCE SHEETS

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
Cash........................................................   $  5,697     $    765
Trade accounts receivable, net..............................     35,809       29,744
Inventories.................................................     26,839       27,956
Prepaid expenses............................................      4,168        3,820
Other.......................................................      3,772        2,452
                                                               --------     --------
  Total current assets......................................     76,285       64,737
Property, plant and equipment, net..........................    128,776      132,042
Deferred income taxes.......................................      9,853        9,274
Restricted cash value of life insurance.....................     12,136       11,705
Other assets................................................      2,791        3,592
Other intangible assets, net................................      2,658        2,770
Goodwill, net...............................................     18,394       15,850
                                                               --------     --------
                                                               $250,893     $239,970
                                                               ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Cash overdraft..............................................   $     --     $  1,754
Current portion of long-term debt...........................      3,000       18,779
Accounts payable............................................     21,853       17,161
Accrued pension liability...................................      2,524        1,636
Accrued liabilities.........................................      9,895        9,236
                                                               --------     --------
  Total current liabilities.................................     37,272       48,566
Long-term debt..............................................     76,696       77,632
Other postretirement benefits...............................     11,648       11,240
Deferred income taxes.......................................     19,914       20,474
Other liabilities...........................................     17,478       13,094
                                                               --------     --------
     Total liabilities......................................    163,008      171,006
Commitments and contingencies...............................         --           --

SHAREHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share, authorized
  1,000,000 shares, none issued.............................         --           --
Common stock, par value $1.00 per share, authorized
  29,000,000 shares, issued 10,584,715 shares in 2003 and
  9,666,149 in 2002, including treasury shares..............     10,585        9,666
Additional paid-in capital..................................     34,628       26,055
Retained earnings...........................................     73,985       67,513
Treasury stock, at cost, 1,981,016 shares in 2003 and
  2002......................................................    (32,757)     (32,757)
Accumulated other comprehensive income (loss)...............      1,444       (1,513)
                                                               --------     --------
  Total shareholders' equity................................     87,885       68,964
                                                               --------     --------
  Total liabilities and shareholders' equity................   $250,893     $239,970
                                                               ========     ========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED AUGUST 31
                                                           ------------------------------------
                                                              2003         2002         2001
                                                           ----------   ----------   ----------
                                                            (DOLLARS IN THOUSANDS EXCEPT SHARE
                                                                   AND PER SHARE DATA)
Sales....................................................  $  262,467   $  231,450   $  225,672
Cost of sales............................................     218,784      189,067      185,369
                                                           ----------   ----------   ----------
Gross margin.............................................      43,683       42,383       40,303
Operating expenses.......................................      24,620       21,940       22,911
Research and development expenses........................       5,399        5,992        5,869
Restructure costs, net...................................        (165)       1,383          486
                                                           ----------   ----------   ----------
Income from operations...................................      13,829       13,068       11,037
Interest expense.........................................       5,495        7,107       10,185
Other non-operating income (expense), net................       3,205         (397)      (1,688)
                                                           ----------   ----------   ----------
Income (loss) before income taxes........................      11,539        5,564         (836)
Income tax expense (benefit).............................       3,103        1,748          (59)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $    8,436   $    3,816   $     (777)
                                                           ==========   ==========   ==========
Weighted average common shares and equivalents
  outstanding, assuming dilution.........................   8,227,549    7,794,304    7,637,564
                                                           ==========   ==========   ==========
Earnings (loss) per common share:
  Basic..................................................  $     1.04   $     0.50   $    (0.10)
                                                           ==========   ==========   ==========
  Diluted................................................  $     1.03   $     0.49   $    (0.10)
                                                           ==========   ==========   ==========
Dividends declared per common share......................  $     0.24   $     0.24   $     0.24
                                                           ==========   ==========   ==========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                 YEAR ENDED AUGUST 31
                                                              --------------------------
                                                               2003      2002     2001
                                                              -------   ------   -------
                                                                (DOLLARS IN THOUSANDS)
Net income (loss)...........................................  $ 8,436   $3,816   $  (777)
                                                              -------   ------   -------
Other comprehensive income (loss):
Change in fair value of derivatives, net of tax expense
  (benefit) of $(369), $357, and $314.......................     (686)     663       583
Loss (gain) from derivative transactions reclassified into
  earnings from other comprehensive income, net of tax
  expense (benefit) of $(46), $283, and $297................       86     (525)     (552)
Foreign currency translation adjustments....................    5,578    1,253      (939)
Additional minimum pension liability, net of applicable
  income taxes of $1,088 and $1,075.........................   (2,021)  (1,996)       --
                                                              -------   ------   -------
  Other comprehensive income (loss).........................    2,957     (605)     (908)
                                                              -------   ------   -------
Total comprehensive income (loss)...........................  $11,393   $3,211   $(1,685)
                                                              =======   ======   =======

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED AUGUST 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating activities:
Net income (loss)...........................................  $  8,436   $  3,816   $   (777)
Adjustments to reconcile net income (loss) to net cash from
  operations:
  Depreciation and amortization.............................    17,680     17,793     18,294
  Loss on early extinguishment of debt......................        --         --      1,366
  Loss on write-off of long-term investment.................        --        486         --
  Gain on sale of Hi-maize(R) business......................    (1,916)        --         --
  Deferred income tax expense (benefit).....................    (2,039)     1,123     (1,498)
  Stock compensation expense related to non-employee
     director stock options and other stock option
     acceleration...........................................       120        263        144
  Other.....................................................         9         --         --
Change in operating assets and liabilities excluding impact
  of Penford Australia Limited acquisition in 2001:
  Trade receivables.........................................    (4,130)    (2,068)        (3)
  Inventories...............................................     3,412     (3,835)      (848)
  Prepaid expenses..........................................      (202)     1,695        197
  Accounts payable and accrued liabilities..................     4,556      4,353     (3,071)
  Taxes payable.............................................      (104)     1,329       (459)
  Other.....................................................       707        421        518
                                                              --------   --------   --------
Net cash flow from operating activities.....................    26,529     25,376     13,863
                                                              --------   --------   --------
Investing activities:
  Acquisitions of property, plant and equipment, net........    (8,772)    (7,384)   (12,349)
  Acquisition of Penford Australia Limited..................        --         --    (55,953)
  Proceeds from sale of Hi-Maize(R) assets, net.............     2,054         --         --
  Proceeds from Hi-Maize(R) licensing agreement, net........     1,653         --         --
  Other.....................................................      (669)       547         35
                                                              --------   --------   --------
Net cash used by investing activities.......................    (5,734)    (6,837)   (68,267)
                                                              --------   --------   --------
Financing activities:
  Proceeds from revolving line of credit....................    26,950     13,369     73,865
  Payments on revolving line of credit......................   (22,300)   (15,574)   (70,031)
  Proceeds from long-term debt..............................        --         --    108,510
  Payments on long-term debt................................   (25,648)   (15,191)   (55,923)
  Payment of fees for early extinguishment of debt..........        --         --     (1,366)
  Exercise of stock options.................................     1,751      1,251      1,077
  Net proceeds from issuance of common stock................     6,938         --         --
  Payment of loan fees......................................      (247)        --     (1,603)
  Increase (decrease) in cash overdraft.....................    (1,754)      (221)     1,662
  Payment of dividends......................................    (1,910)    (1,819)    (1,790)
  Other.....................................................       (21)        --         --
                                                              --------   --------   --------
Net cash from (used by) financing activities................   (16,241)   (18,185)    54,401
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       378        212        202
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     4,932        566        199
Cash and cash equivalents, beginning of year................       765        199         --
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  5,697   $    765   $    199
                                                              ========   ========   ========
Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
  Interest..................................................  $  4,737   $  7,306   $ 10,496
  Income taxes, net.........................................  $  2,661   $ (1,222)  $  1,641

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   YEAR ENDED AUGUST 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
COMMON STOCK
Balance, beginning of year..................................  $  9,666   $  9,511   $  9,392
Exercise of stock options...................................       404        186        119
Cancelled common stock......................................      (143)       (31)        --
Issuance of restricted stock, net...........................         8         --         --
Issuance of common stock....................................       650         --         --
                                                              --------   --------   --------
Balance, end of year........................................    10,585      9,666      9,511
                                                              --------   --------   --------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year..................................    26,055     24,340     23,129
Exercise of stock options...................................     1,490      1,096        958
Tax benefit of stock option exercises.......................       598        356        109
Stock-based compensation related to non-employee director
  stock options and option accelerations....................       197        263        144
Issuance of common stock....................................     6,288         --         --
                                                              --------   --------   --------
Balance, end of year........................................    34,628     26,055     24,340
                                                              --------   --------   --------
RETAINED EARNINGS
Balance, beginning of year..................................    67,513     65,526     68,100
Net income (loss)...........................................     8,436      3,816       (777)
Dividends declared..........................................    (1,964)    (1,829)    (1,797)
                                                              --------   --------   --------
Balance, end of year........................................    73,985     67,513     65,526
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance, beginning of year..................................    (1,513)      (908)        --
Change in fair value of derivatives.........................      (686)       663        583
Loss (gain) from derivative transactions reclassified into
  earnings from other comprehensive income..................        86       (525)      (552)
Foreign currency translation adjustments....................     5,578      1,253       (939)
Additional minimum pension liability........................    (2,021)    (1,996)        --
                                                              --------   --------   --------
Balance, end of year........................................     1,444     (1,513)      (908)
                                                              --------   --------   --------
TREASURY STOCK..............................................   (32,757)   (32,757)   (32,757)
                                                              --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY..................................  $ 87,885   $ 68,964   $ 65,712
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

     Penford Corporation ("Penford" or the "Company") is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications. The Company operates manufacturing facilities in the United States, Australia, and New Zealand. Penford's products provide binding and film-forming characteristics that improve customer's products through convenient and cost-effective solutions made from renewable sources. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

     The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and to develop applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.

     Penford manages its business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by the U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and temporary investments with maturities of less than three months when purchased. Amounts are reported in the balance sheets at cost, which approximates market value.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CONCENTRATION OF CREDIT RISK

     The allowance for doubtful accounts reflects the Company's best estimate of probable losses in the accounts receivable balances. The Company determines the allowances based on historical experience, known troubled accounts and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2003, 2002 and 2001 is as follows:

                                            BALANCE      CHARGED TO
                                          BEGINNING OF   COSTS AND    DEDUCTIONS     BALANCE
                                              YEAR        EXPENSES    AND OTHER    END OF YEAR
                                          ------------   ----------   ----------   -----------
YEAR ENDED AUGUST 31:
  2003..................................      $345          $320         $127         $538
  2002..................................       301           228          184          345
  2001..................................       313           356          368          301

     In 2001, there were write-offs of receivables of approximately $287,000 due to bankruptcies in the customer base in the industrial ingredients and food ingredients businesses. As a result of the write-offs in 2001, additional allowances of approximately $288,000 were provided.

     Approximately half of the Company's sales in fiscal 2003 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. To date, the Company has not experienced any significant credit losses as a result of these economic conditions.

  FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, receivables, payables and accrued liabilities approximates fair value because of their short maturities. The Company's bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates market value.

  INVENTORIES

     Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out ("FIFO") method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Beginning in fiscal 2002, with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 20 years.

     Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2003, the weighted average remaining amortization period for patents is 11 years. Intangible pension assets are not being amortized. Penford has no intangible assets with indefinite lives.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $16,626,000, $17,116,000 and $17,002,000 was expensed in 2003, 2002 and 2001, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

     Interest is capitalized on major construction projects while in progress. No interest was capitalized in 2003 and 2002, and $120,000 was capitalized in 2001.

  INCOME TAXES

     The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences.

  REVENUE RECOGNITION

     Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped, and title transfers to the customer. Costs associated with shipping and handling are included in cost of sales.

  RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the life of the patents. Research and development costs expensed were $5.4 million, $6.0 million and $5.9 million in fiscal 2003, 2002 and 2001, respectively. Patent costs of $221,000, $236,000 and $123,000 were capitalized in 2003, 2002 and 2001, respectively.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Income statement amounts are translated at average exchange rates prevailing during the year.

  DERIVATIVES

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

  SIGNIFICANT CUSTOMER AND EXPORT SALES

     Sales to a customer, Meadwestvaco, comprised approximately 9%, 9% and 10% of consolidated sales in fiscal 2003, 2002 and 2001, respectively. Export sales accounted for approximately 22%, 16% and 18% of consolidated sales in fiscal 2003, 2002 and 2001, respectively.

  STOCK-BASED COMPENSATION

     Effective March 1, 2003, the Company adopted the disclosure alternative prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." The Company will continue to account for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. The adoption of SFAS No. 148 did not have an effect on the Company's reported financial position, results of operations or liquidity.

     The Company uses the intrinsic-value method to record expense for stock options. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards.

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2003: risk-free interest rates of 1.2% to 4.4%; expected option life of each vesting increment of 2.7 years for employees and 2.2 years for non-employee directors; expected volatility of 61%; and expected dividends of $0.24 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 2003, 2002 and 2001 was $7.09, $7.54 and 7.48, respectively. The weighted average fair value of options granted under the Directors' Plan during fiscal years 2003, 2002 and 2001 was $6.68, $5.56 and $8.85, respectively.

     The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense consistent with the provisions prescribed in SFAS No. 123:

                                                                YEAR ENDED AUGUST 31,
                                                           --------------------------------
                                                             2003       2002        2001
                                                           --------   ---------   ---------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Net income (loss), as reported...........................   $8,436     $ 3,816     $  (777)
Add: Stock-based employee compensation expense included
  in reported net income, net of tax.....................       66         171          93
Less: Stock-based employee compensation expense
  determined under the fair value method for all awards,
  net of tax.............................................     (935)     (1,081)       (818)
                                                            ------     -------     -------
Net income (loss), pro forma.............................    7,567       2,906      (1,502)
Earnings (loss) per share:
  Basic -- as reported...................................   $ 1.04     $  0.50     $ (0.10)
  Basic -- pro forma.....................................     0.93        0.38       (0.20)
  Diluted -- as reported.................................   $ 1.03     $  0.49     $ (0.10)
  Diluted -- pro forma...................................     0.92        0.37       (0.20)

     Under SFAS No. 123, compensation expense is measured at the grant date based on the value of the award and is recognized over the vesting period. The effect of applying SFAS No. 123 for providing pro forma disclosures for the fiscal 2003, 2002 and 2001 is not likely to be representative of the effects in future years because the amounts above reflect compensation expense for options granted in those and prior periods. Options are generally awarded annually and the number and value of these options will affect the pro forma compensation expense and earnings per share disclosures in future periods.

  RECENT ACCOUNTING PRONOUNCEMENTS

     Effective September 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," retains the fundamental provisions with respect to the recognition and measurement of long-lived asset impairment but does not apply to goodwill and other intangible assets. However, SFAS No. 144 provides expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations. The adoption of SFAS No. 144 had no effect on the Company's results of operations, financial position or liquidity.

     Effective September 1, 2002, Penford adopted SFAS No. 145, "Recission of Financial Accounting Standards Board Statement No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145") which, among other things, eliminated the requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion No.
30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria. The Company has concluded that the previously recognized loss on early extinguishment of debt in fiscal 2001 would not have met the criteria for classification as an extraordinary item, and accordingly such loss has been reclassified and reported as a component of income before extraordinary item. This reclassification had no effect on the Company's reported net income in fiscal 2001.

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

     Effective December 1, 2002, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires certain disclosures to be made by a guarantor effective for interim and annual periods ending after December 15, 2002. FIN No. 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation relating to the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no guarantees which are subject to the recognition and measurement provisions of FIN No. 45. The adoption of FIN No. 45 had no effect on the Company's reported financial position, results of operations or liquidity. See Note 7 for disclosure of parent company guarantee of subsidiary debt to a third party.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 149 effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact on the Company's financial position, results of operations or liquidity from adopting SFAS No. 149.

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

NOTE 2 -- ACQUISITION OF PENFORD AUSTRALIA

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

Consideration given related to the purchase:
  Cash......................................................   $ 54,195
  Direct costs of acquisition...............................      1,691
                                                               --------
                                                               $ 55,886
                                                               --------
Fair market value of assets acquired:
  Current assets............................................   $ 23,113
  Property, plant and equipment.............................     30,498
  Other assets..............................................      2,340
  Current liabilities.......................................    (11,336)
  Debt......................................................     (1,659)
  Other long-term liabilities...............................     (2,584)
                                                               --------
                                                               $ 40,372
                                                               --------
Goodwill....................................................   $ 15,514
                                                               ========

     Eleven months of Penford Australia's results of operations, from the September 29, 2000 date of acquisition, are included in the consolidated financial statements for the year ended August 31, 2001.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Penford Australia, as if the acquisition had occurred on September 1, 2000. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Penford Australia constituted a single entity during fiscal 2001 (dollars in thousands, except per share data).

Revenue.....................................................   $232,601
Net loss....................................................       (700)
Loss per common share:
  Basic.....................................................   $  (0.09)
                                                               ========
  Diluted...................................................   $  (0.09)
                                                               ========

NOTE 3 -- INVENTORIES

     Components of inventory are as follows:

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Raw materials and other.....................................   $11,470      $14,250
Work in progress............................................       569          597
Finished goods..............................................    14,800       13,109
                                                               -------      -------
  Total inventories.........................................   $26,839      $27,956
                                                               =======      =======

     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories. Hedges are designated as cash flow hedges at the time the transaction is established and are recognized in earnings in the time period for which the hedge was established. The amount of ineffectiveness related to the Company's hedging activities was not material.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Components of property and equipment are as follows:

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Land........................................................  $  14,511    $  13,153
Plant and equipment.........................................    278,884      267,837
Construction in progress....................................      7,323        5,415
                                                              ---------    ---------
                                                                300,718      286,405
Accumulated depreciation....................................   (171,942)    (154,363)
                                                              ---------    ---------
  Net property and equipment................................  $ 128,776    $ 132,042
                                                              =========    =========

NOTE 5 -- INVESTMENTS

     In 2001, Penford invested in an early-stage technology company in the business of developing data analytics software applications. Penford accounted for its investment on the cost method. In 2002, with the continuing slowdown in the technology business sector, Penford undertook an assessment of the fair value of its investment. Penford considered a number of factors, including the financial health and prospects of the investee, the prospects for receiving a future return on Penford's investment, the adverse changes in the funding environment for technology companies and the lack of marketability for the investment. The assessment indicated that it was unlikely that Penford would recover any of its then existing carrying amount and that an other than temporary decline in the fair value of its investment had occurred. Penford recorded an impairment charge of $0.5 million related to the complete write-off of this investment. This charge is included in non-operating income (expense) in the Consolidated Statements of Operations.

NOTE 6 -- GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142, adopted September 1, 2001.

     Effective with the adoption of this standard, Penford is no longer amortizing goodwill. The Company completed a transitional impairment test at September 1, 2001 as well as the annual update as of June 1, 2003 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units' goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on Penford's Food ingredients -- North America and the Australia/New Zealand operations reporting units, which are the same as two of the Company's business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

     The Company's goodwill of $18.4 million and $15.9 million at August 31, 2003 and 2002 respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2002 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

     The following table provides a reconciliation of previously reported net loss and loss per share for fiscal 2001 to adjusted amounts assuming that SFAS No. 142 had been applied as of September 1, 2000 (dollars in thousands except per share data):

Reported net loss...........................................   $ (777)
Add: Goodwill amortization..................................      463
                                                               ------
Adjusted net loss...........................................   $ (314)
                                                               ======
Loss per common share, diluted:
  Reported loss.............................................   $(0.10)
  Goodwill amortization.....................................     0.06
                                                               ------
  Adjusted loss.............................................   $(0.04)
                                                               ======

     Penford's intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of 11 years as of August 31, 2003 and an intangible pension asset. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows:

                                                AUGUST 31, 2003           AUGUST 31, 2002
                                            -----------------------   -----------------------
                                            CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                             AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                            --------   ------------   --------   ------------
INTANGIBLE ASSETS:
  Patents.................................   $2,206        $875        $2,153        $806
  Intangible pension asset (1)............    1,327          --         1,423          --
                                             ------        ----        ------        ----
                                             $3,533        $875        $3,576        $806
                                             ======        ====        ======        ====

---------------

(1) Not covered by the scope of SFAS No. 142

     Amortization expense related to intangible assets was $0.1 million in each of 2003, 2002 and 2001. The estimated aggregate annual amortization expense for patents is approximately $0.1 million for each of the next five fiscal years, 2004-2008.

NOTE 7 -- DEBT

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Secured credit agreements -- revolving loans, 3.99% weighted
  average interest rate at August 31, 2003..................   $51,798      $43,735
Secured credit agreements -- term loans, 4.84% weighted
  average interest rate at August 31, 2003..................    22,616       46,046
Inventory financing credit agreement, 6.64% interest rate at
  August 31, 2003...........................................     5,282        6,630
                                                               -------      -------
                                                                79,696       96,411
Less: current portion.......................................     3,000       18,779
                                                               -------      -------
Long-term debt..............................................   $76,696      $77,632
                                                               =======      =======

     On November 15, 2000, a $130 million credit facility was completed to finance the acquisition of Penford Australia and to replace existing credit facilities. The combined credit facilities in the U.S. and Australia consisted of $65 million in term loans, expiring October 31, 2003, and $65 million of revolving lines of credit, expiring October 31, 2005. Borrowing rates available under the credit facility were based on either the London Interbank Offered Rates ("Libor") in the U.S. and the Bank Bill Rate in Australia or prime rate, depending on the borrowing option. All of Penford's assets secured the credit facility. The credit agreement included financial covenants with limitations on indebtedness, minimum net worth and capital expenditures as well as maintenance of leverage, interest and fixed charge coverage ratios. On November 26, 2002, the Company's banks approved an amendment to the credit agreement to modify the leverage ratio and to reduce scheduled term loan payments for fiscal 2003. Penford was in compliance with the credit agreement covenants at August 31, 2003.

     In September 2000, Penford Australia, a wholly-owned subsidiary of the Company, obtained a revolving credit facility to finance grain inventory purchases from a bank in Australia. Also in September 2000, as security for the credit facility, the Company entered into a guarantee with the bank in Australia. The inventory financing facility was also secured by the grain in inventory. The guarantee continued until the inventory credit facility was refinanced in October 2003 as discussed below. The maximum amount of future payments under the guarantee at August 31, 2003 and 2002 was $5.3 million and $6.6 million, respectively.

     On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The credit facility consists of $50 million in term loans and $55 million in revolving lines of credit. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian BBSY equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. Accordingly, the Company's short-term debt obligations at August 31, 2003 have been classified as long-term debt and the debt maturities below are shown in accordance with the repayment terms of the new bank financing.

     At the time of the refinancing, Penford borrowed $50 million in term loans and the remainder on its revolving lines of credit. The refinancing also revised the scheduled term debt repayments. Based on this revised schedule, the maturities of debt existing at August 31, 2003 for the fiscal years beginning with fiscal 2004 are as follows (dollars in thousands):

2004........................................................   $ 3,000
2005........................................................     4,750
2006........................................................     5,750
2007........................................................    35,696
2008 and thereafter.........................................    30,500
                                                               -------
                                                               $79,696
                                                               =======

NOTE 8 -- STOCKHOLDERS' EQUITY

  COMMON STOCK

                                                                 AUGUST 31
                                                     ----------------------------------
                                                        2003        2002        2001
                                                     ----------   ---------   ---------
COMMON SHARES OUTSTANDING
Balance, beginning of year.........................   9,666,149   9,511,178   9,391,902
Exercise of stock options..........................     404,343     185,505     119,276
Cancelled common stock.............................    (143,354)    (31,422)         --
Issuance of restricted stock, net..................       7,577         888          --
Issuance of common stock...........................     650,000          --          --
                                                     ----------   ---------   ---------
Balance, end of year...............................  10,584,715   9,666,149   9,511,178
                                                     ==========   =========   =========

     On March 14, 2003, the Company sold 650,000 shares of its common stock to the T. Rowe Price Small-Cap Value Fund at $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company's term loans outstanding. The Company incurred $0.3 million in placement fees and professional services related to the common stock issuance.

  COMMON STOCK PURCHASE RIGHTS

     On June 16, 1988, Penford distributed a dividend of one right ("Right") for each outstanding share of Penford common stock. The Rights will become exercisable if a purchaser acquires 15% of Penford's common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 15% of the common stock of Penford, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of Penford at a price of $100. In the event that Penford is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by Penford at a price of $0.01 per Right and expire on June 16, 2008.

NOTE 9 -- OTHER COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) are as follows:

                                                                  AUGUST 31
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Net unrealized gain (loss) on derivatives...................  $  (431)  $   169
Foreign currency translation adjustments....................    5,892       314
Minimum pension liability...................................   (4,017)   (1,996)
                                                              -------   -------
                                                              $ 1,444   $(1,513)
                                                              =======   =======

     The earnings associated with the Company's investment in Penford Australia are considered to be permanently invested and no provision for U.S. income taxes on the related translation adjustment has been provided.

NOTE 10 -- LEASES

     Certain of the Company's property, plant and equipment is leased under operating leases ranging from one to ten years with renewal options. Rental expense under operating leases was $5.3 million, $5.4 million and $5.5 million in 2003, 2002 and 2001, respectively. Future minimum lease payments for fiscal years beginning with the fiscal year ending August 31, 2003 for noncancelable operating leases having initial lease terms of more than one year are as follows (dollars in thousands):

2004........................................................   $ 4,833
2005........................................................     3,236
2006........................................................     2,375
2007........................................................     1,947
2008........................................................     1,558
Thereafter..................................................     3,013
                                                               -------
                                                               $16,962
                                                               =======

NOTE 11 -- STOCK-BASED COMPENSATION PLANS

     As of August 31, 2003, the Company had two stock option plans for which 2,467,599 shares of common stock were authorized for grants of options: the 1994 Stock Option Plan (the "1994 Plan") and the Stock Option Plan for Non-Employee Directors (the "Directors' Plan").

     The 1994 Plan provides for the granting of incentive and non-qualified stock options at the fair market value of the Company's common stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years and 10 days from the date of grant.

     The Directors' Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company's common stock on the date of grant. At each director's annual election, annual grants, retainers and meeting fees may be received in the form of non-qualified stock options in lieu of cash compensation. Options granted under the Directors' Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year. In 2003, 2002 and 2001, the

Company expensed approximately, $69,000, $92,000 and $98,000, respectively, in non-cash compensation related to directors' deferred compensation and restricted stock plans.

     Changes in stock options for the three years ended August 31 follow:

                                                                            WEIGHTED AVERAGE
                                            SHARES     OPTION PRICE RANGE    EXERCISE PRICE
                                           ---------   ------------------   ----------------
Balance, August 31, 2000.................  1,277,268     $5.77 - 19.31           $10.74
Granted..................................    200,042      7.59 - 13.73            12.86
Exercised................................   (119,276)     8.02 - 10.88             9.29
Cancelled................................   (110,549)     8.02 - 13.73            10.63
                                           ---------
Balance, August 31, 2001.................  1,247,485      5.77 - 19.31            11.22
Granted..................................    302,282      7.73 - 17.50            13.05
Exercised................................   (185,505)     5.77 - 14.88             9.61
Cancelled................................    (25,671)     9.25 - 13.63            10.68
                                           ---------
Balance, August 31, 2002.................  1,338,591      5.77 - 19.31            11.87
Granted..................................    326,048      8.93 - 14.95            12.68
Exercised................................   (404,343)     5.77 - 13.73             9.24
Cancelled................................   (125,313)     9.23 - 19.31            12.78
                                           ---------
Balance, August 31, 2003.................  1,134,983      5.77 - 17.69            12.94
                                           =========
Options Exercisable at August 31
  2001...................................    643,540      5.77 - 19.31            10.04
  2002...................................    700,173      5.77 - 19.31            10.68
  2003...................................    583,344     $5.77 - 17.69           $12.31
Shares available for future grant at
  August 31, 2003........................    474,003

     The following table summarizes information concerning outstanding and exercisable options as of August 31, 2003:

                                          OPTIONS OUTSTANDING
                                   ----------------------------------    OPTIONS EXERCISABLE
                                                WTD. AVG.      WTD.     ---------------------
                                                REMAINING      AVG.                 WTD. AVG.
                                   NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES            OPTIONS       LIFE        PRICE      OPTIONS      PRICE
------------------------           ---------   -----------   --------   ---------   ---------
$ 5.77 -  9.50...................    180,774      5.26        $ 8.30     175,885     $ 8.27
  9.51 - 13.50...................    559,553      8.59         12.30     176,803      11.61
 13.51 - 17.69...................    394,656      7.39         15.97     230,656      15.93
                                   ---------                             -------
                                   1,134,983                             583,344
                                   =========                             =======

NOTE 12 -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees. The Company's funding policy for its defined benefit plans is to contribute amounts sufficient to meet or exceed the minimum requirements of the Employee Retirement Income Security Act of 1974. The Company made contributions to the pension plans of $339,000 in fiscal 2003. No contributions were made during fiscal 2002 or fiscal 2001. Assets of the pension plans are invested in units of common trust funds managed by Frank Russell Trust Company. The common trust funds own stocks, bonds, and real estate.

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

     The following represents information summarizing the Company's pension and other postretirement benefit plans:

                                                        YEAR ENDED AUGUST 31
                                               ---------------------------------------
                                               PENSION BENEFITS      OTHER BENEFITS
                                               -----------------   -------------------
                                                2003      2002       2003       2002
                                               -------   -------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at September 1............  $25,337   $23,122   $  9,023   $  8,344
Service cost.................................      716       492        309        254
Interest cost................................    1,838     1,726        704        628
Plan participants' contributions.............       --        --          8         12
Amendments...................................      131        --         --         --
Actuarial loss...............................      298       954        502        104
Change in assumptions........................    3,727       697      1,622        269
Benefits paid................................   (1,692)   (1,654)      (550)      (588)
                                               -------   -------   --------   --------
Benefit obligation at August 31..............  $30,355   $25,337   $ 11,618   $  9,023
                                               =======   =======   ========   ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at September 1.....  $19,749   $23,430   $     --   $     --
Actual return on plan assets.................    1,981    (2,027)        --         --
Company contributions........................      339        --        542        576
Plan participants' contributions.............       --        --          8         12
Benefits paid................................   (1,692)   (1,654)      (550)      (588)
                                               -------   -------   --------   --------
Fair value of the plan assets at August 31...  $20,377   $19,749   $     --   $     --
                                               =======   =======   ========   ========
FUNDED STATUS:
Plan assets less than projected benefit
  obligation.................................  $(9,978)  $(5,588)  $(11,618)  $ (9,023)
Unrecognized net actuarial (gain) loss.......    8,042     4,457        (30)    (2,217)
Unrecognized transition obligation...........      121       246         --         --
Unrecognized prior service cost..............    1,206     1,164         --         --
                                               -------   -------   --------   --------
Net asset (liability)........................  $  (609)  $   279   $(11,648)  $(11,240)
                                               =======   =======   ========   ========
RECOGNIZED AS:
Intangible pension asset.....................  $ 1,327   $ 1,423
Accrued pension liability....................   (8,116)   (4,215)
Other comprehensive income...................    6,180     3,071
                                               -------   -------
                                               $  (609)  $   279
                                               =======   =======

     Selected information related to the Company's defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below:

                                                                  AUGUST 31
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Projected benefit obligation................................  $30,355   $25,337
Accumulated benefit obligation..............................  $28,493   $23,964
Fair value of plan assets...................................  $20,377   $19,749

     At August 31, 2003, the Company recorded an additional minimum pension liability of $3,109,000 to reflect the excess of the accumulated benefit obligations over the fair value of plan assets. This charge is reflected in other comprehensive income, net of tax.

                                                            AUGUST 31
                                            ------------------------------------------
                                              PENSION BENEFITS       OTHER BENEFITS
                                            --------------------   -------------------
                                            2003   2002    2001    2003    2002   2001
                                            ----   -----   -----   -----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.............................  6.40%   7.50%   7.75%   6.40%  7.50%  7.75%
Expected return on plan assets............  9.00%  10.00%  10.00%
Rate of compensation increase.............  4.00%   4.00%   4.00%
Current trend assumption..................                         10.00%  8.50%  8.50%
Ultimate health care trend rate...........                          4.75%  4.50%  5.50%
Year ultimate trend is reached............                          2012   2011   2009

                                                    YEAR ENDED AUGUST 31
                                     --------------------------------------------------
                                          PENSION BENEFITS            OTHER BENEFITS
                                     ---------------------------   --------------------
                                      2003      2002      2001     2003   2002    2001
                                     -------   -------   -------   ----   -----   -----
                                                   (DOLLARS IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost.......................  $   716   $   492   $   522   $309   $ 254   $ 269
Interest cost......................    1,838     1,726     1,686    704     628     589
Expected return on plan assets.....   (1,709)   (2,258)   (2,797)    --      --      --
Net amortization and deferral......      382       211      (240)   (63)   (195)   (247)
                                     -------   -------   -------   ----   -----   -----
Benefit cost.......................  $ 1,227   $   171   $  (829)  $950   $ 687   $ 611
                                     =======   =======   =======   ====   =====   =====

     The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                                              1-PERCENTAGE-   1-PERCENTAGE-
                                                                  POINT           POINT
                                                                INCREASE        DECREASE
                                                              -------------   -------------
Effect on total of service and interest cost components in
  fiscal 2003...............................................     $  243          $  (192)
Effect on postretirement benefit obligation as of August 31,
  2003......................................................     $2,528          $(2,017)

NOTE 13 -- OTHER EMPLOYEE BENEFITS

  SAVINGS AND STOCK OWNERSHIP PLAN

     The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3%. The Company's matching contributions were $798,000, $796,000 and $692,000 for fiscal years 2003, 2002 and 2001, respectively.

     The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. There were no profit-sharing contributions paid to participants for fiscal years 2003, 2002 and 2001.

  DEFERRED COMPENSATION PLAN

     The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody's current Corporate Bond Yield. Deferred compensation interest of $275,000, $285,000 and $258,000 was accrued in 2003, 2002 and 2001, respectively.

  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. For fiscal 2003, 2002 and 2001, the net periodic pension expense accrued for this plan was $26,000, $399,000 and $423,000, respectively. The expense for fiscal 2003 is net of a curtailment gain of $329,000 resulting from the termination of two participants in the plan.

  HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $3,722,000, $3,548,000 and $3,358,000 in 2003, 2002 and 2001,
respectively.

  SUPERANNUATION FUND

     The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 9% of each employee's eligible pay, whereas New Zealand law requires at least a 7.5% and 5% employer contribution for salaried and hourly employees, respectively. The Company contributions to superannuation funds were $841,000, $723,000 and $653,000 in 2003, 2002 and 2001, respectively.

NOTE 14 -- OTHER NON-OPERATING INCOME (EXPENSE)

     Other non-operating income (expense) consists of the following:

                                                              YEAR ENDED AUGUST 31,
                                                             ------------------------
                                                              2003    2002     2001
                                                             ------   -----   -------
                                                              (DOLLARS IN THOUSANDS)
Royalty and licensing income...............................  $1,212   $  --   $    --
Gain on sale of Hi-Maize business..........................   1,916      --        --
Investment impairment charge...............................      --    (486)     (533)
Loss on extinguishment of debt.............................      --      --    (1,366)
Investment income..........................................      62      84       134
Other......................................................      15       5        77
                                                             ------   -----   -------
                                                             $3,205   $(397)  $(1,688)
                                                             ======   =====   =======

     In the first quarter of fiscal 2003, the Company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation ("National Starch"). The Company recorded a $1.9 million gain on the sale of these assets. The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $1.2 million in income during fiscal 2003 related to the licensing fee and royalties.

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

     In fiscal 2001, the Company paid its private placement debt facilities early in connection with a comprehensive refinancing to fund the acquisition of Penford Australia. The early repayment of the debt required prepayment fees, which resulted in a loss on early extinguishment of debt of $1.4 million. This loss was previously reported as an extraordinary item, net of tax in the Consolidated Statements of Operations. Effective September 1, 2002, Penford adopted Statement of Financial Accounting Standards ("SFAS") No. 145 which, among other things, eliminated the requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion No.
30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria. The Company has concluded that the previously recognized loss on early extinguishment of debt in fiscal 2001 would not have met the criteria for classification as an extraordinary item, and accordingly such loss has been reclassified and reported as a component of income before extraordinary item. This reclassification had no effect on the Company's reported net income in fiscal 2001.

     In fiscal 2001, the Company incurred other charges of $533,000 for transaction costs related to terminated joint venture discussions.

NOTE 15 -- INCOME TAXES

     Income before income taxes is as follows:

                                                              YEAR ENDED AUGUST 31
                                                           --------------------------
                                                            2003      2002     2001
                                                           -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Domestic.................................................  $ 5,684   $3,137   $(3,178)
Foreign..................................................    5,855    2,427     2,342
                                                           -------   ------   -------
     Total...............................................  $11,539   $5,564   $  (836)
                                                           =======   ======   =======

     Income tax expense (benefit) consists of the following:

                                                              YEAR ENDED AUGUST 31
                                                           --------------------------
                                                            2003      2002     2001
                                                           -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Current:
  Federal................................................  $ 3,411   $ (195)  $    --
  State..................................................      335      100       465
  Foreign................................................    1,396      720     1,000
                                                           -------   ------   -------
                                                             5,142      625     1,465
Deferred:
  Federal................................................   (1,669)   1,125    (1,671)
  State..................................................      (88)      --        --
  Foreign................................................     (282)      (2)      147
                                                           -------   ------   -------
                                                            (2,039)   1,123    (1,524)
                                                           -------   ------   -------
Total provision (benefit)................................  $ 3,103   $1,748   $   (59)
                                                           =======   ======   =======

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                               2003      2002    2001
                                                              -------   ------   ----
                                                              (DOLLARS IN THOUSANDS)
Comprehensive tax expense (benefit) allocable to:
  Income (loss) before taxes................................  $ 3,103   $1,748   $(59)
  Comprehensive income......................................   (1,503)    (435)   611
                                                              -------   ------   ----
                                                              $ 1,600   $1,313   $552
                                                              =======   ======   ====

     A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                               2003     2002    2001
                                                              ------   ------   -----
                                                              (DOLLARS IN THOUSANDS)
Statutory tax rate..........................................      34%      34%     35%
Statutory tax on income.....................................  $3,923   $1,892   $(292)
State taxes, net of federal benefit.........................     258       58     273
Nondeductible depreciation and amortization.................      59       53     231
Tax credits, including research and development credits.....    (221)    (245)   (140)
Effect of enacted tax legislation...........................      --    1,213      --
Tax rate change on net deferred tax liabilities.............      --     (270)     --
Foreign sales corporation benefit...........................    (306)    (709)    (96)
Lower statutory rate on foreign earnings....................    (835)     (96)     --
Other.......................................................     225     (148)    (35)
                                                              ------   ------   -----
Total provision (benefit)...................................  $3,103   $1,748   $ (59)
                                                              ======   ======   =====

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

     The Company recorded a $1.9 million gain on the sale of certain assets of its Hi-maize business in fiscal 2003. The Company determined that, due to changes in the Australian tax legislation, no income taxes would be payable related to this gain and accordingly, no income taxes have been provided on this gain.

     The significant components of deferred tax assets and liabilities are as follows:

                                                               YEAR ENDED AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Alternative minimum tax credit............................   $  2,565     $  1,268
  Research and development credit...........................        119          623
  Postretirement benefits...................................      4,077        3,934
  Provisions for accrued expenses...........................      3,361        3,927
  Other.....................................................        974          623
                                                               --------     --------
Total deferred tax assets...................................     11,096       10,375
                                                               --------     --------
Deferred tax liabilities:
  Depreciation..............................................     19,474       20,921
  Other.....................................................        440         (447)
                                                               --------     --------
Total deferred tax liabilities..............................     19,914       20,474
                                                               --------     --------
  Net deferred tax liabilities..............................   $  8,818     $ 10,099
                                                               ========     ========
Recognized as:
  Other current assets......................................   $  1,243     $  1,101
  Noncurrent assets.........................................      9,853        9,274
  Noncurrent liabilities....................................    (19,914)     (20,474)
                                                               --------     --------
  Total net deferred tax liabilities........................   $  8,818     $ 10,099
                                                               ========     ========

     The Company had research and development tax credit carryforwards of $0.1 million at August 31, 2003 that expire in fiscal years 2013 through 2023, and federal alternative minimum tax credit carryforwards of $2.6 million, which do not expire under current tax law.

NOTE 16 -- RESTRUCTURING COSTS

     In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1.4 million related to severance and other exit activity expenses, which are included in operating expenses. The restructuring covers seven employees, six of which had been terminated as of August 31, 2003. In the second and fourth quarter of fiscal 2003, the Company adjusted the restructuring reserve due to settlement of its lease obligations and other exit activity expenses for less cost than had been expected. All amounts accrued at August 31, 2003 are expected to be paid in fiscal 2004.

     The following table is an analysis of the reserve recorded for the 2003 restructuring (in thousands).

                                                     EMPLOYEE   LEASE TERMINATION
                                                      COSTS         AND OTHER       TOTAL
                                                     --------   -----------------   ------
Initial accrual....................................   $1,040          $ 343         $1,383
Payments...........................................     (607)          (178)          (785)
Adjustments........................................       --           (165)          (165)
                                                      ------          -----         ------
Balance, August 31, 2003...........................   $  433          $  --         $  433
                                                      ======          =====         ======

NOTE 17 -- EARNINGS (LOSS) PER COMMON SHARE

     The following table presents the computation of basic and diluted earnings
(loss) per share:

                                                              YEAR ENDED AUGUST 31
                                                   ------------------------------------------
                                                       2003           2002           2001
                                                   ------------   ------------   ------------
                                                   (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER
                                                                  SHARE DATA)
Net income (loss)................................   $    8,436     $    3,816     $     (777)
                                                    ==========     ==========     ==========
Weighted average common shares outstanding.......    8,122,284      7,594,628      7,473,340
Net effect of dilutive stock options.............      105,265        199,676        164,224
                                                    ----------     ----------     ----------
  Weighted average common shares and equivalents
     outstanding.................................    8,227,549      7,794,304      7,637,564
                                                    ==========     ==========     ==========
Earnings (loss) per common share:
  Basic..........................................   $     1.04     $     0.50     $    (0.10)
                                                    ==========     ==========     ==========
  Diluted........................................   $     1.03     $     0.49     $    (0.10)
                                                    ==========     ==========     ==========

     Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 489,730, 168,244 and 414,557 for 2003, 2002 and 2001, respectively.

NOTE 18 -- SEGMENT REPORTING

     Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients -- North America and Food Ingredients -- North America, are broad categories of end-market users, primarily served by the Company's U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business, although the industrial market is an important and growing category there. A fourth item for "corporate and other" activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. Intercompany sales between Australia/New Zealand operations and Food Ingredients -- North America of $546,000 and $447,000 in 2003 and 2002, respectively, are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. All interest expense of the Company is included in corporate and other and is not allocated to the other reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1.

                                                            YEAR ENDED AUGUST 31
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Sales
- Industrial ingredients -- North America............  $140,637   $126,053   $127,300
- Food ingredients -- North America..................    44,694     43,533     42,772
- Australia/New Zealand operations...................    77,682     62,311     55,600
- Corporate and other................................      (546)      (447)        --
                                                       --------   --------   --------
                                                       $262,467   $231,450   $225,672
                                                       ========   ========   ========
Depreciation and amortization
- Industrial ingredients -- North America............  $ 10,250   $ 10,809   $ 10,963
- Food ingredients -- North America..................     3,226      3,200      3,135
- Australia/New Zealand operations...................     3,494      3,108      3,500
- Corporate and other................................       710        676        696
                                                       --------   --------   --------
                                                       $ 17,680   $ 17,793   $ 18,294
                                                       ========   ========   ========
Income from operations
- Industrial ingredients -- North America............  $  9,551   $  9,058   $  5,548
- Food ingredients -- North America..................     5,915      6,552      7,046
- Australia/New Zealand operations...................     4,797      4,555      4,347
- Corporate and other................................    (6,434)    (7,097)    (5,904)
                                                       --------   --------   --------
                                                       $ 13,829   $ 13,068   $ 11,037
                                                       ========   ========   ========
Capital expenditures, net
- Industrial ingredients -- North America............  $  5,982   $  4,877   $  7,077
- Food ingredients -- North America..................       778        684      2,186
- Australia/New Zealand operations...................     2,000      1,802      3,194
- Corporate and other................................        12         21       (108)
                                                       --------   --------   --------
                                                       $  8,772   $  7,384   $ 12,349
                                                       ========   ========   ========

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Total assets
- Industrial ingredients -- North America...................   $106,732     $108,635
- Food ingredients -- North America.........................     35,205       35,171
- Australia/New Zealand operations..........................     85,269       75,042
- Corporate and other.......................................     23,687       21,122
                                                               --------     --------
                                                               $250,893     $239,970
                                                               ========     ========
Total goodwill -- Australia/New Zealand.....................   $ 18,394     $ 15,850
                                                               ========     ========

     Reconciliation of total income from operations for the Company's segments to income before income taxes as reported in the consolidated financial statements follows:

                                                             YEAR ENDED AUGUST 31
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
                                                            (DOLLARS IN THOUSANDS)
Income from operations.................................  $13,829   $13,068   $ 11,037
Other non-operating income (expense)...................    3,143      (481)    (1,822)
Investment income......................................       62        84        134
Interest expense.......................................   (5,495)   (7,107)   (10,185)
                                                         -------   -------   --------
Income (loss) before income taxes......................  $11,539   $ 5,564   $   (836)
                                                         =======   =======   ========

     Information about the Company's operations by geographic area follows:

                                                            YEAR ENDED AUGUST 31
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Sales
     -    North America..............................  $184,785   $169,139   $170,072
     -    Australia/New Zealand......................    77,682     62,311     55,600
                                                       --------   --------   --------
                                                       $262,467   $231,450   $225,672
                                                       ========   ========   ========

                                                                     AUGUST 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Long-lived assets, net
     -    North America.....................................   $ 94,388     $101,253
     -    Australia/New Zealand.............................     52,782       46,639
                                                               --------     --------
                                                               $147,170     $147,892
                                                               ========     ========

NOTE 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       FIRST      SECOND     THIRD    FOURTH
FISCAL 2003                          QUARTER(1)   QUARTER   QUARTER   QUARTER    TOTAL
-----------                          ----------   -------   -------   -------   --------
                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales..............................   $66,041     $61,692   $66,035   $68,699   $262,467
Cost of sales......................    54,156      51,145    55,839    57,644    218,784
                                      -------     -------   -------   -------   --------
Gross margin.......................    11,885      10,547    10,196    11,055     43,683
Net income.........................     3,298       1,585     1,755     1,798      8,436
Earnings per common share:
  Basic............................   $  0.43     $  0.20   $  0.21   $  0.21   $   1.04
  Diluted..........................   $  0.42     $  0.20   $  0.21   $  0.21   $   1.03
Dividends declared.................   $  0.06     $  0.06   $  0.06   $  0.06   $   0.24

                                     FIRST      SECOND      THIRD      FOURTH
FISCAL 2002                         QUARTER   QUARTER(2)   QUARTER   QUARTER(3)    TOTAL
-----------                         -------   ----------   -------   ----------   --------
                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales.............................  $56,305    $54,837     $59,137    $61,171     $231,450
Cost of sales.....................   46,106     44,773      47,870     50,318      189,067
                                    -------    -------     -------    -------     --------
Gross margin......................   10,199     10,064      11,267     10,853       42,383
Net income........................    1,240        144       1,420      1,012        3,816
Earnings per common share:
  Basic...........................  $  0.16    $  0.02     $  0.19    $  0.13     $   0.50
  Diluted.........................  $  0.16    $  0.02     $  0.18    $  0.13     $   0.49
Dividends declared................  $  0.06    $  0.06     $  0.06    $  0.06     $   0.24

---------------

(1) First quarter fiscal 2003 operating results include a gain of $1.9 million related to the sale of Hi-Maize(R) assets. See Note 20.

(2) Second quarter fiscal 2002 operating results include a charge of $1.4 million for costs related to the announcement of a strategic restructuring of the Company's business operations. See Note 16.

(3) Fourth quarter fiscal 2002 operating results include a charge of $0.5 million for costs related to the write-off of a long-term investment. See
    Note 14.

NOTE 20 -- TRANSACTIONS WITH NATIONAL STARCH

     In November 2002, the Company sold certain assets of its resistant starch Hi-maize(R) business to National Starch Corporation ("National Starch"), a wholly-owned subsidiary of Imperial Chemical Industries PLC of the U.K., for $2.25 million. The Company recorded a $1.9 million pre-tax gain on the sale of these assets, which gain is included in net non-operating income (expense) in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2003, the Company determined that, due to changes in Australian tax legislation, no income taxes would be payable related to this gain and taxes of approximately $0.3 million previously provided in the first quarter were reversed. See Note 15.

     The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its resistant starch intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company. The amortization of the initial licensing fee and royalty income, totaling $1.2 million for fiscal 2003, are included in net non-operating income (expense) in the Consolidated Statements of Operations.

     The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch. Sales of these products and the costs to manufacture pursuant to this agreement are included in income from operations in the Consolidated Statements of Operations.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Penford Corporation

     We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, effective September 1, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                                  /s/ ERNST & YOUNG LLP
                                          --------------------------------------
                                                    Ernst & Young LLP

Denver, Colorado
October 10, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Penford management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934 within 90 days prior to the date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the heading "Election of Directors" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement"), to be filed not later that 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in
Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the heading "Executive Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions of the Company is set forth under the heading "Change-in-Control Arrangements" in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information concerning principal accountant fees and services appears under the heading "Fees Paid to Ernst & Young LLP" in the 2004 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The consolidated balance sheets as of August 31, 2003 and 2002 and the related statements of operations, cash flows and shareholders' equity for each of the three years in the period ended August 31, 2003 and the report of independent auditors are included in Part II, Item 8.

     (2) Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

     (3) Exhibits

     See index to Exhibits on page 53.

     (b) Reports on Form 8-K

     Reports on Form 8-K filed by the Registrant for the quarter ended August 31, 2003:

   DATE FILED           ITEMS REPORTED
   ----------           --------------
  June 20, 2003            7 and 9
  July 11, 2003            2 and 7

     (c) Exhibits

     See Item 15(a)(3), above.

     (d) Financial Statement Schedules

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENFORD CORPORATION

                                                  /s/ THOMAS D. MALKOSKI
                                          --------------------------------------
                                                    Thomas D. Malkoski
Date: November 21, 2003

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas D. Malkoski, Steven O. Cordier and Margaret Von der Schmidt and each of them, severally as attorney-in-fact for him or her in any and all capacities, to sign the Annual Report on Form 10-K of Penford Corporation for the fiscal year ended August 31, 2003, and to file same and any amendments, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                         DATE
              ---------                                  -----                         ----

        /s/ THOMAS D. MALKOSKI          President, Chief Executive Officer and   October 29, 2003
--------------------------------------                 Director
          Thomas D. Malkoski                 (Principal Executive Officer)

        /s/ STEVEN O. CORDIER             Vice President and Chief Financial     October 29, 2003
--------------------------------------                  Officer
          Steven O. Cordier               (Principal Financial and Accounting
                                                       Officer)

         /s/ PAUL H. HATFIELD             Chairman of the Board of Directors     October 29, 2003
--------------------------------------
           Paul H. Hatfield

        /s/ RICHARD T. CROWDER                         Director                  October 29, 2003
--------------------------------------
          Richard T. Crowder

       /s/ WILLIAM E. BUCHHOLZ                         Director                  October 29, 2003
--------------------------------------
         William E. Buchholz

         /s/ JEFFREY T. COOK                           Director                  October 29, 2003
--------------------------------------
           Jeffrey T. Cook

       /s/ R. RANDOLPH DEVENING                        Director                  October 29, 2003
--------------------------------------
         R. Randolph Devening

        /s/ JOHN C. HUNTER III                         Director                  October 29, 2003
--------------------------------------
          John C. Hunter III

        /s/ SALLY G. NARODICK                          Director                  October 29, 2003
--------------------------------------
          Sally G. Narodick

         /s/ JAMES E. WARJONE                          Director                  October 29, 2003
--------------------------------------
           James E. Warjone

                               INDEX TO EXHIBITS

     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Englewood, Colorado 80112.

EXHIBIT NO.                               ITEM
-----------                               ----
  2.1         Starch Australasia Share Sale Agreement completed as of
              September 29, 2000 among Penford Holdings Pty. Limited, a
              wholly owned subsidiary of Registrant, and Goodman Fielder
              Limited (filed as an exhibit to Registrant's, File No.
              000-11488, Form 8-K/A dated September 29, 2000, filed
              December 12, 2000)
  3.1         Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant's, File No. 000-11488, Form 10-K
              for fiscal year ended August 31, 1995, filed November 29,
              1995)
  3.2         Articles of Amendment to Restated Articles of Incorporation
              of Registrant (filed as an exhibit to Registrant's, File No.
              000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)
  3.3         Bylaws of Registrant as amended and restated as of October
              20, 1997 (filed as an exhibit to Registrant's, File No.
              000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)
  4.1         Amended and Restated Rights Agreement dated as of April 30,
              1997 (filed as an exhibit to Registrant's, File No.
              000-11488, Amendment to Registration Statement on Form 8-K/A
              dated May 5, 1997, filed May 5, 1997)
 10.1         Penford Corporation Supplemental Executive Retirement Plan,
              dated March 19, 1990 (filed as an exhibit to Registrant's,
              File No. 000-11488, Form 10-K for the fiscal year ended
              August 31, 1991)*
 10.2         Penford Corporation Supplemental Survivor Benefit Plan,
              dated January 15, 1991 (filed as an exhibit to Registrant's,
              File No. 000-11488, Form 10-K for the fiscal year ended
              August 31, 1991)*
 10.3         Penford Corporation Deferred Compensation Plan, dated
              January 15, 1991 (filed as an exhibit to Registrant's, File
              No. 000-11488, Form 10-K for the fiscal year ended August
              31, 1991)*
 10.4         Change of Control Agreements between Penford Corporation and
              Messrs. Horn, Keeley, Kunerth, Malkoski and Cordier (a
              representative copy of these agreements is filed as an
              exhibit to Registrant's, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1995, filed November 29,
              1995)*
 10.5         Penford Corporation 1993 Non-Employee Director Restricted
              Stock Plan (filed as an exhibit to Registrant's, File No.
              000-11488, Form 10-Q for the quarter ended November 30,
              1993)*
 10.6         Penford Corporation 1994 Stock Option Plan as amended and
              restated as of January 8, 2002 (filed as an exhibit to
              Registrant's, File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
 10.7         Penford Corporation Stock Option Plan for Non-Employee
              Directors (filed as an exhibit to Registrant's, File No.
              000-11488, Form 10-Q for the quarter ended May 31, 1996,
              filed July, 15, 1996)*
 10.8         Separation Agreement dated as of July 31, 1998 between
              Registrant and Penwest Pharmaceuticals Co. (filed as an
              exhibit to Registrant's, File No. 000-11488, Form 8-K dated
              August 31, 1998, filed September 15, 1998)
 10.9         Services Agreement dated as of July 31, 1998 between
              Registrant and Penwest Pharmaceuticals Co. (filed as an
              exhibit to Registrant's, File No. 000-11488, Form 8-K dated
              August 31, 1998, filed September 15, 1998)
 10.10        Employee Benefits Agreement dated as of July 31, 1998
              between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant's, File No. 000-11488, Form 8-K
              dated August 31, 1998, filed September 15, 1998)*

EXHIBIT NO.                               ITEM
-----------                               ----
 10.11        Tax Allocation Agreement dated as of July 31, 1998 between
              Registrant and Penwest Pharmaceuticals Co. (filed as an
              exhibit to Registrant's, File No. 000-11488, Form 8-K dated
              August 31, 1998, filed September 15, 1998)
 10.12        Excipient Supply Agreement dated as of July 31, 1998 between
              Registrant and Penwest Pharmaceuticals Co. (filed as an
              exhibit to Registrant's, File No. 000-11488, Form 8-K dated
              August 31, 1998, filed September 15, 1998)
 10.13        Debenture Trust Deed dated as of November 15, 2000 among
              Penford Holdings Pty. Limited as issuer and ANZ Capel Court
              Limited as trustee (filed as an exhibit to Registrant's,
              File No. 000-11488, Form 8-K/A dated September 29, 2000,
              filed December 12, 2000)
 10.14        Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and
              Australia and New Zealand Banking Group Limited as lender
              and agent (filed as an exhibit to Registrant's, File No.
              000-11488, Form 8-K/A dated September 29, 2000, filed
              December 12, 2000)
 10.15        Transition Agreement dated as of January 17, 2002 between
              Registrant and Jeffrey T. Cook (filed as an exhibit to
              Registrant's, File No. 000-11488, Form 10-Q for the quarter ended February 28, 2002, filed April 12, 2002)*
 10.16        Credit Agreement dated October 7, 2003, by and among Penford
              Corporation, Penford Australia Limited and Penford Holdings
              Pty. Limited as borrowers, and Harris Trust and Savings
              Bank, as administrative agent.
 10.17        Deed of Amendment (Debenture Trust Deed) dated October 8,
              2003 between Penford Holdings Pty. Limited, as issuer, and
              ANZ Capel Court Limited, as trustee.
 10.18        Deed of Amendment (Syndicated Facility Agreement) dated
              October 8, 2003 between Penford Australia Limited, as
              borrower, and ANZ Capel Court Limited, as security trustee.
 10.19        Intercreditor Agreement dated October 7, 2003 by and among
              Harris Trust and Savings Bank; Wells Fargo Bank, N.A.; U.S.
              Bank National Association; LaSalle Bank National
              Association; Cooperative Centrale Raiffeisen-Boerenleenbank
              B.A., "Rabobank Nederland," New York Branch; and Australia
              and New Zealand Banking Group Limited.
 21           Subsidiaries of the Registrant
 23           Consent of Independent Auditors
 31.1         Certifications of Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002
 31.2         Certifications of Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002
 32           Certifications of Chief Executive Officer and Chief
              Financial Officer pursuant to Section 906 of the
              Sarbanes-Oxley act of 2002

---------------

* Denotes management contract or compensatory plan or arrangement.