Form 10-K/A
period 2003-08-31
PENFORD CORP
filed 2004-01-14
CIK 739608

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ X] No [ ]

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

                                EXPLANATORY NOTE

Penford Corporation ("Penford" or the "Company") is amending its Annual Report on Form 10-K for the year ended August 31, 2003 ("Form 10-K") to include the information required by Part III of the Form 10-K. This information is contained in Penford's proxy statement which was filed with the Securities and Exchange Commission on January 5, 2004, seven days beyond the time frame allowed for incorporating by reference this information into the Company's Form 10-K.


                               PENFORD CORPORATION

                   FISCAL YEAR 2003 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant............................................    3
Item 11.        Executive Compensation........................................................................    9
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters.......................................................................................   16
Item 13.        Certain Relationships and Related Transactions................................................   17
Item 14.        Principal Accountant Fees and Services........................................................   17

                                                       PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on 8-K....................................   18
Signatures      ..............................................................................................   18

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth in the table below are the names, ages and positions of the current directors of Penford Corporation ("Penford" or the "Company"). Information on the executive officers of the Company is included in Item 1 of the Company's original Form 10-K filed November 21, 2003. All executive officers are elected annually by the board of directors and hold office at the discretion of the board of directors. None of the directors or executive officers have any family relationship to any other director or executive officer of the Company.

                            NAME                AGE                     TITLE
                            ----                ---                     -----
                 Paul H. Hatfield               67   Chairman of the Board of Directors
                 Thomas D. Malkoski             47   Director, President and Chief Executive Officer
                 William E. Buchholz            61   Director
                 Richard T. Crowder             64   Director
                 Jeffrey T. Cook                47   Director
                 R. Randolph Devening           61   Director
                 John C. Hunter III             56   Director
                 Sally G. Narodick              58   Director
                 James E. Warjone               60   Director

         Paul H. Hatfield, 67, has served as director of the Company since October 1994 and as Chairman of the Board since January 2003. Mr. Hatfield is Principal of the Hatfield Capital Group, a private investment company. He served as Chairman, President and Chief Executive Officer of Petrolite Corporation until July 1997. Previously, he worked for Ralston Purina Company from 1959 until his retirement in 1995. He served as a Vice President of Ralston as well as the President and Chief Executive officer of Protein Technologies International, Inc., then a wholly-owned subsidiary of Ralston. He serves as a Board member and is Chairman of the Executive Development and Compensation Committee of Solutia Inc., and Director of Bunge Limited, Maritz Inc. and Stout Industries. Mr. Hatfield is Chairman of the Board of Boyce Thompson Institute for Plant Research. Mr. Hatfield is also a member of the Advisory Board for International Business at St. Louis University. Mr. Hatfield's term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2006.

         Mr. Malkoski was named Chief Executive Officer and to the Company's board of directors in January 2002. He served as President and Chief Executive Officer of Griffith Laboratories, North America, a specialty foods ingredients business, from 1997 to 2001. Formerly, he served as Vice President/Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International, a global marketer, producer and distributor of fresh and processed foods. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, spending twelve years progressing through major product category management responsibilities. Mr. Malkoski has been nominated for election at the Company's Annual Meeting to be held January 20, 2004 ("the 2004 Meeting") to serve a three year term on the Board of Directors ending at the Annual Meeting of Shareholders to be held in 2007.

         William E. Buchholz, 61, was appointed to the Board of Directors in January 2003. Mr. Buchholz most recently served as Senior Vice President of Finance and Administration, Chief Financial Officer, and Secretary at MessageMedia, a Colorado-based email messaging service and software company. Prior to MessageMedia, Mr. Buchholz was Senior Vice President and Chief Financial Officer of Nalco Chemical Company, a specialty chemical company, for seven years with responsibilities for all finance functions including audit, tax, financial systems, and U.S. and international treasury, and investor relations. He also served as Vice President and Chief Financial Officer of Cincinnati Milacron, an industrial equipment supplier. Mr. Buchholz is a certified public accountant and holds an M.B.A., Finance and a B.A., Accounting, both from Michigan State University. Mr. Buchholz has been nominated for election at the 2004 Meeting to serve a one-year term on the Board of Directors ending at the Annual Meeting of Shareholders to be held in 2005.

         Richard T. Crowder, 64, has served as a director of the Company since January 2001. Mr. Crowder is President and Chief Executive Officer of the American Seed Trade Association ("ASTA"), one of the oldest trade organizations in the United States consisting of over 800 companies involved in seed production and distribution, plant breeding, and related industries. Mr. Crowder was an independent consultant from 1999 until his appointment as CEO at ASTA in April 2002. He served as Senior Vice President, International Operations of Dekalb Genetics Corporation (now Monsanto) until 1999. Previously he worked as Executive Vice President and General Manager, International Operations for Armour Swift Eckrich from 1992 until 1994 and also the United States Department of Agriculture as the Under Secretary of International Affairs and Commodity Programs from 1989 until 1992. Mr. Crowder received a B.S. and an M.S. in Agricultural Economics from Virginia Tech and earned a Doctorate in Agricultural Economics from Oklahoma State University. Mr. Crowder's term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2006.

         Jeffrey T. Cook, 47, is the President and Chief Operating Officer of Stellar International Holdings, a Seattle-based private investment firm. Mr. Cook was President of Penford Corporation from January 2002 to January 2003, and is currently a member of the Board of Directors. He previously served as President and Chief Executive Officer from September 1998 to January 2002, Vice President, Finance and Chief Financial Officer from 1991 to August 1998, and was the Corporate Treasurer prior to that time. He joined the Company in 1983. He is a graduate of Stanford University with a B.A. in Economics. Mr. Cook serves as a Board member of Eoscene Corporation and the Museum of Glass in Tacoma, Washington. Mr. Cook has been nominated for election at the 2004 Meeting to serve a three-year term on the Board of Directors ending at the Annual Meeting of Shareholders to be held in 2007.

         R. Randolph Devening, 61, was appointed to the Board of Directors in August 2003. Until his retirement in 2001, Mr. Devening served for seven years as Chairman, President and Chief Executive Officer of Foodbrands America, Inc., a company that produces, markets and distributes branded and processed food products for the food service and retail markets. Prior to that, he served as Vice Chairman and Chief Financial Officer from 1993 to 1994, and Executive Vice President, Director and Chief Financial Officer from 1989 to 1993 for Fleming Companies, Inc., a wholesale food distributor. Mr. Devening holds an undergraduate degree in International Relations from Stanford University and an MBA in Finance and Marketing from Harvard University Graduate School of Business. Mr. Devening serves as a Director of Keystone Automotive Operations and as an advisor to Catalyst/Hall Funds. Mr. Devening has been nominated for election at the 2004 Meeting to serve a two-year term on the Board of Directors ending at the Annual Meeting of Shareholders to be held in 2006.

         John C. Hunter III, 56, has served as a director of the Company since October 1998. Mr. Hunter is Chairman, President and Chief Executive Officer of Solutia Inc., an international producer of high-performance, chemical-based materials used to make consumer, household, automotive and industrial products. Previously, he served as President and Chief Operating Officer since Solutia's spin-off from Monsanto Company in 1997. From 1992 to 1997, Mr. Hunter was President, Fibers for Monsanto Company. He graduated from the Georgia Institute of Technology with a B.S. in Chemical Engineering and an M.B.A. from the University of Houston at Clear Lake City. Mr. Hunter serves as a Board member of Hercules, Inc. and Missouri Baptist Hospital. Mr. Hunter's term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2005.

         Sally G. Narodick, 58, has served as a director of the Company since August 1993. Ms. Narodick is an independent educational technology and e-learning consultant. From 1998 to 2000, she served as Chief Executive Officer of Apex Online Learning, an Internet educational software company. Previously, Ms. Narodick served as an education technology consultant, both independently and for the Consumer Division of IBM from 1996 to 1998. From 1989 to 1996, Ms. Narodick served as Chair and Chief Executive Officer of Edmark Corporation, an educational software company that was sold to IBM in 1996. A graduate of Boston University, Ms. Narodick earned an M.A. in Teaching from Columbia University and an M.B.A. from New York University. She serves as a Board member of click2learn.com, Inc., Puget Energy, Inc., and Solutia Inc. Ms. Narodick has been nominated for election at the 2004 Meeting to serve a three-year term on the Board of Directors ending at the Annual Meeting of Shareholders to be held in 2007.

         James E. Warjone, 60, has served as director of the Company since January 2001. Mr. Warjone is Chairman and General Partner of Port Blakely Tree Farms, primarily a land and timber company that also develops real estate in Washington. The company owns and operates commercial forests in Washington, Oregon and New Zealand. He has been with Port Blakely since 1978. He earned his B.S. in Economics from Claremont Men's College in 1965. Mr. Warjone also serves as a Board member of the Association of Washington Business, Enterprises International Inc., Joshua Green Corporation, Pacific Science Center, and Welco Lumber Company. Mr. Warjone's term as a member of the Board of Directors expires at the Annual Meeting of Shareholders to be held in 2005.

    Committees of the Board

         Board of Directors

         The Board of Directors provides guidance and strategic oversight to the Company's management with the objective of optimizing shareholders' returns on their investment in the Company. The Board is designed to assure that there is independent review and oversight as well as approval of significant strategic and management decisions affecting the Company. Regular meetings of the Board are held five times per year and special meetings are scheduled when required. The Board held six meetings in fiscal 2003. All current directors attended at least 75% of the meetings of the Board and the Board Committees of which they are members.

         Committees Established by the Board

         The Board has established the following standing Committees, each of which is composed solely of "independent" directors, as defined for all applicable legal and listing requirements, to assist in discharging its responsibilities:

         Audit and Environmental, Health, and Safety Committee -The Audit and EH&S Committee, which met nine times in fiscal 2003, was comprised of Richard T. Crowder (Chair), William E. Buchholz, John C. Hunter III, Sally G. Narodick and James E. Warjone. The committee selects the independent auditors; reviews the proposed scope of the independent audit; reviews the annual financial statements and the independent auditors' report; reviews the independent auditors' recommendations relating to accounting, internal controls and other matters; reviews internal controls and accounting policies with management; and approves policies relating to risk management and environmental, health, and safety matters. On October 29, 2003 the committee reviewed and reassessed the adequacy of its charter and confirmed that it complies with all applicable Nasdaq listing and federal securities laws requirements. An amended copy of the charter is attached as Appendix A. The amended charter also reflects the reallocation of the environmental, health and safety functions to the Governance and Nominating Committee and a change in the committee's name. The committee also designated Mr. Buchholz as its Chair and its Audit Committee Financial Expert effective at the end of the meeting held on October 29, 2003.

         Executive Compensation and Development Committee -The Executive Compensation and Development Committee, which met four times in fiscal 2003, was comprised of Sally G. Narodick (Chair), Paul H. Hatfield and James E. Warjone. The committee establishes the compensation of executive officers, provided that, as to the salary of the Chief Executive Officer, the committee recommends an appropriate salary to the Board for approval. The committee also directs and monitors the Company's benefit plans, works with management to set fiscal year incentive compensation goals for recommendation to the Board, determines executive bonus payments, and authorizes stock options to officers and employees under the Company's stock option plan. In addition, the committee reviews plans for executive development and succession on a regular basis. On October 29, 2003 the Board approved amendments to the committee's charter and confirmed that it complies with all applicable Nasdaq listing and federal securities laws requirements.

         Executive Committee -The Executive Committee, which met one time in fiscal 2003, was comprised of Paul H. Hatfield (Chair) and the chairs of the other standing committees (Richard T. Crowder, John C. Hunter III and Sally G. Narodick). The committee is authorized to exercise all powers and authority of the Board with certain exceptions.

         Governance and Nominating Committee -The Governance and Nominating Committee, which met three times in fiscal 2003, was comprised of John C. Hunter III (Chair), Richard T. Crowder and James E. Warjone. The committee makes recommendations to the Board for director nominations and the appointment of the Chairman; reports to the Board on corporate governance matters and practices including the effectiveness of the Board, its committees and individual directors; determines the criteria for qualification of directors; and periodically reviews Board compensation for non-employee directors and the processes and policies established by the Board. The committee recommends to the Board individuals for nomination for election to the Board at the Annual Meeting of Shareholders and committee appointments.* On October 29, 2003 the Board approved amendments to the committee's charter and confirmed that it complies with all applicable Nasdaq listing and federal securities laws requirements. The amended charter also reflects that the committee has assumed responsibility for the environmental, health and safety functions formerly discharged by the Audit Committee.








----------

* Persons beneficially owning 1% or more of the outstanding shares of voting stock when cumulative voting is in effect have the right to nominate candidates for election as a director and to have information relating to such nominees included in the Company's proxy statement. However, cumulative voting is only in effect when a shareholder owns 40% or more of the Company's outstanding voting stock; no shareholder currently holds 40% or more of the Company's outstanding voting stock. The procedures to be followed in the case of any such nominations are set forth in the Bylaws of the Company.

      Report of the Audit Committee

         The Audit Committee (the "committee") of the Board of the Directors of the Company is comprised of four independent Directors and acts under a written charter approved by the Board of Directors. The Board annually reviews the Nasdaq listing standards' definition of independence for audit committee members and has determined that each member of the Committee meets that standard. The Board has affirmatively determined that each member of the committee is able to read and understand fundamental financial statements as required by the listing standards of Nasdaq, and that Mr. William E. Buchholz is an "audit committee financial expert" as such term is defined in applicable rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

         The committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed and discussed the audited financial statements for fiscal year 2003 with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

         The committee reviewed with Ernst & Young LLP, the Company's independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the committee by the Statement on Auditing Standards No. 61,"Communication with Audit Committees," as amended. In addition, Ernst & Young LLP has provided the committee with the written disclosures and the letter required by the Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and the committee has discussed with the independent auditors the auditors' independence from management and the Company.

         The committee discussed with the Company's independent auditors the overall scope and plans for their respective audits. The committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

         In reliance on the reviews and discussions referred to above, the committee recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended August 31, 2003 for filing with the Securities and Exchange Commission. The committee has also approved the selection of the Company's independent auditors for the fiscal year ending August 31, 2004.

                                    Richard T. Crowder, Chair
                                    William E. Buchholz
                                    John C. Hunter III
                                    Sally G. Narodick

      Code of Business Conduct and Ethics

         The Company has adopted a Code of Business Conduct and Ethics (the "Code") that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller. This Code embodies the commitment of the Company and its subsidiaries to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company will provide any shareholder a copy of the Code, without charge, upon written request to the Company's Secretary.

      Section 16(a) Beneficial Ownership Reporting Compliance

         The federal securities laws require the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

         Messrs. Malkoski, Cordier, Keeley and Kunerth were late in filing a report on Form 4 relating to a stock option grant to each on August 22, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

         Compensation paid by the Company during fiscal years 2003, 2002, and 2001 for the Chief Executive Officer and the other four most highly compensated executive officers is set out in the following table.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                             ANNUAL COMPENSATION                  AWARDS
                                                 -----------------------------------------     ------------
                                                                              OTHER ANNUAL      SECURITIES      ALL OTHER
                                       FISCAL      SALARY                     COMPENSATION      UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR       ($)(1)       BONUS ($)         ($)           OPTIONS (#)       ($)(2)
---------------------------            ------    ----------     ----------    ------------      -----------    ------------

Thomas D. Malkoski ................     2003        362,116        410,000              0            70,000         12,000
  President and Chief Executive         2002        233,333        210,000              0           185,000          1,030
  Officer

Steven O. Cordier .................     2003        221,000        147,800         37,263(3)         55,000              0
  Vice President, Chief                 2002         20,673         20,000                           60,000              0
  Financial Officer and
  Corporate Secretary

Gregory R. Keeley .................     2003        238,577        119,295              0            20,000          4,636
  Vice President                        2002        231,000        102,375              0                 0          4,827
                                        2001        221,667         22,000              0                 0          7,610

Wallace H. Kunerth ................     2003        202,800         73,336              0            25,000          5,438
  Vice President                        2002        195,333         72,310              0                 0          5,821
                                        2001        186,667         38,000              0                 0          5,151

John R. Randall ...................     2003         95,000         50,000              0            50,000          2,372
  Vice President

----------

(1) The salary amounts for Messrs. Malkoski and Cordier reflect a partial year's salary based on their date of hire within fiscal year 2002. The salary amount for Mr. Randall reflects a partial year's salary based on his date of hire in fiscal year 2003.

(2) These amounts represent the Company's matching contributions under the Penford Corporation Savings and Stock Ownership Plan.

(3) Of the total amount disclosed $35,613 represented relocation expenses and $1,650 gross-up for Mr. Cordier's company automobile.

         1994 Employee Stock Option Plan

         The Company has a stock option plan pursuant to which options to purchase common stock are granted to officers and certain employees of the Company. The plan is administered by the Executive Compensation and Development Committee of the Board of Directors, which determines to whom the options are granted, the number of shares subject to each option grant, the type of option, the vesting schedule and the exercise price. The plan and related agreements contain provisions that, in certain circumstances, may cause the date of exercise of such option to accelerate upon a change of control of the Company.

                          OPTION GRANTS IN FISCAL 2003
                                INDIVIDUAL GRANTS

                                                                                                    POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED ANNUAL
                            NUMBER OF        % OF TOTAL                                             RATES OF STOCK PRICE
                            SECURITIES        OPTIONS          EXERCISE                           APPRECIATION FOR OPTION
                            UNDERLYING       GRANTED TO        OR BASE                                   TERMS($)(1)
                             OPTIONS        EMPLOYEES IN        PRICE          EXPIRATION      -----------------------------
NAME                       GRANTED (#)      FISCAL YEAR         ($/SH)            DATE              5%               10%
----                       ------------     ------------     ------------     ------------     ------------     ------------
Thomas D. Malkoski ...           20,000              6.8           14.945       10/30/2012     $    187,977     $    476,370
                                 50,000             17.1            12.79       08/22/2013     $    402,178     $  1,019,198
Steven O. Cordier ....           15,000              5.1           14.945       10/30/2012     $    140,982     $    357,277
                                 40,000             13.7            12.79       08/22/2013     $    321,742     $    815,359
Gregory R. Keeley ....           20,000              6.8            12.79       08/22/2013     $    160,871     $    407,679
Wallace H. Kunerth ...           25,000              8.5            12.79       08/22/2013     $    201,089     $    509,599
John R. Randall ......           50,000             17.1            12.59       02/17/2013     $    371,456     $    979,355

----------

(1) Potential realizable value is based on the assumption that the stock price of the Company's common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED
                                                                   OPTIONS AT FISCAL              IN-THE-MONEY OPTIONS AT
                              SHARES                                   YEAR-END(#)                  FISCAL YEAR-END($)(1)
                            ACQUIRED ON        VALUE         -----------------------------     -----------------------------
NAME                        EXERCISE(#)     REALIZED($)      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                       ------------     ------------     ------------    -------------     ------------    -------------
Thomas D. Malkoski ...                0                0           46,250          208,750           30,000          121,000
Steven O. Cordier ....                0                0           15,000          100,000                0           24,800
Gregory R. Keeley ....                0                0           75,000           45,000                0           12,400
Wallace H. Kunerth ...                0                0           37,500           37,500                0           15,500
John R. Randall ......                0                0                0           50,000                0           41,000

----------

(1) Values are calculated by subtracting the exercise price from the fair market value of the stock as of the fiscal year end.

         The Equity Compensation Plan Information is included in Item 5 of the Company's Form 10-K for fiscal year ended August 31, 2003.

         Retirement Plan

         The Company has a defined benefit retirement plan (the "Retirement Plan"). The following table shows the estimated annual benefits payable at retirement under the Retirement Plan to persons in the specified compensation and years of service classifications.

                               PENSION PLAN TABLE

 BENEFITS COMPUTED WITHOUT SALARY MAXIMUMS OR INTERNAL REVENUE CODE SECTION 415
                                    MAXIMUMS

                                          YEARS OF SERVICE
   FIVE-YEAR AVERAGE  -------------------------------------------------------
    COMPENSATION(1)       15             20             25             30
   -----------------  ----------     ----------     ----------     ----------
     $  200,000         41,702         55,603         69,504         83,405
        300,000         64,202         85,603        107,004        128,405
        400,000         86,702        115,603        144,504        173,405
        500,000        109,202        145,603        182,004        218,405
        600,000        131,702        175,603        219,504        263,405
        700,000        154,202        205,603        257,004        308,405
        800,000        176,702        235,603        294,504        353,405
        900,000        199,202        265,603        332,004        398,405

----------

(1) The highest possible final five-year average compensation in 1993 was $235,840. The Internal Revenue Code limits the compensation that can be considered for plan purposes each year. In 2003, the maximum compensation that will be considered is $200,000. With certain exceptions, Internal Revenue Code Section 415 restricts to an aggregate amount of $160,000 (subject to cost of living adjustments) the annual pension that may be paid by an employer from a plan that is qualified under the Code.

         The retirement benefits shown are based upon retirement at age 65 and the payments of a single-life annuity to the employee using current average Social Security wage base amounts and are not subject to any deduction for Social Security or other offset amounts. The Retirement Plan's formula limits years of service to 30 years. With certain exceptions, the Internal Revenue Code restricts to an aggregate amount of $160,000 (subject to cost of living adjustments) the annual pension that may be paid by an employer from a plan that is qualified under the Code.

         All North American-based active employees who are not members of the collective bargaining unit are eligible to participate in the Retirement Plan. Compensation covered by the Retirement Plan includes salaries and bonuses.

         As of August 31, 2003, the approximate years of credited service (rounded to the nearest year) under the Retirement Plan of the named executive officers were: Mr. Malkoski, 2; Mr. Cordier, 1; Mr. Keeley, 4; and Dr. Kunerth, 11.

         Change-of-Control Arrangements

         The Company has change-of-control agreements with the following executive officers: Messrs. Thomas D. Malkoski, Randy J. Burns, Steven O. Cordier, Gregory R. Keeley, Wallace H. Kunerth and John R. Randall. Each agreement provides that the executive will receive compensation for 30 months if his employment is terminated by the Company upon a change of control for any reason other than gross misconduct, death, disability, or reaching age 65, or if he terminates his employment following (i) the assignment to him of responsibilities or title materially less than his responsibilities and title prior to a change of control; (ii) the reduction in the aggregate of his salary and bonus; or (iii) a material breach by the Company of the agreement, provided such termination occurs within 24 months after certain defined events that might lead to a change of control of the Company. The compensation will be paid at a rate equal to the executive's then-current salary and target bonus. The compensation is subject to a minimum annual rate of not less than the executive's average compensation for the preceding three calendar years and is subject to reduction if the aggregate present value of all payments would equal or exceed three times the executive's "base amount," as defined in Section 280G of the Internal Revenue Code. The executive also will continue to have "employee" status for the 30-month period and will retain most employee benefits during this period. The amount to be paid is reduced by amounts received by the executive from other employers during the 30-month period.

         The estimated aggregate amounts presently payable in the event of a change of control (assuming each executive receives payments for the maximum 30-month period) would be: Mr. Malkoski, $1,825,000; Mr. Cordier,

$787,500; Mr. Keeley, $903,750; Dr. Kunerth, $721,000; Mr. Randall, $665,000;
and Mr. Burns, $717,500. This does not include the value of employee benefits that might be payable to the executive during the 30-month period. Such benefits cannot be determined with any reasonable certainty at this time. Continuation of these benefits would include participation in the Company's health and welfare plans and policies, continued vesting of stock options, and continuation of years of service for pension and other retirement plan benefit computation purposes.

     Report of the Executive Compensation and Development Committee on Executive Compensation

         The Board of Directors of the Company has an Executive Compensation and Development Committee (the "Committee") comprised of three independent directors. The Committee is broadly charged by the Board of Directors to establish compensation and incentive programs for key employees, and to direct and monitor the Company's benefit plans for all Penford employees. In addition, the Committee reviews plans for executive development and succession on a regular basis.

         Following review and approval by the Committee, issues pertaining to executive compensation are reported to the full Board of Directors, except that with regard to the base salary of the Chief Executive Officer, the Committee reviews and recommends to the full Board for approval.

         Total Compensation

         The Committee believes that executive officer compensation should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success. To that end, the Committee's policy is that the compensation package for executive officers shall consist of three components: (i) annual base salary; (ii) the potential to earn incentive bonuses, the amount of which is dependent upon both Company and individual performance during the fiscal year; and (iii) stock option awards designed to align management's interests with those of shareholders by providing long-term incentives for the Company's key employees.

         The Committee establishes total annual compensation for the chief executive officer and other senior executive officers after reviewing each component of such executive's compensation against executive compensation surveys prepared by outside consultants. The surveys used for comparison reflect compensation levels and practices for persons holding comparably responsible positions at a targeted peer group and other similarly sized manufacturing companies. In addition to reviewing senior executive officers' compensation against the comparator group, the Committee also solicits appropriate input from the Company's Chief Executive Officer regarding total compensation for those executives who report directly to him.

         For fiscal year 2003, the Committee determined that total cash compensation for executive officers (the sum of base salary and cash bonus) should be targeted between the 50th and the 75th percentile of selected peer group companies. The Committee may, at its discretion, award compensation in excess of the target. The program is intended to be competitive with other high-performing organizations and to enable the Company to attract, reward and retain exceptional talent.

         Base Salary

         Base salaries for executive officers are reviewed on an annual basis and at the time of promotion or other increase in responsibilities. Increases in salary are based on evaluation of such factors as the levels of responsibility, individual performance, experience, current pay, and Company peer group pay levels. Mr. Malkoski's stated annual base salary for fiscal year 2003 was $365,000.

         Incentive Compensation

         The Committee selects participants for the executive bonus plan, sets bonus target percentages and objective quantitative and qualitative performance goals, approves individual performance factors, and determines level of achievement to objective performance measures. Target bonus amounts, payable in cash, are expressed as a percentage of base salary and are established according to the overall intended peer group companies. For fiscal year 2003, the bonus targets for participating employees ranged from 25% to 100% of base salary depending on position. After the end of the performance period, the Committee determines the extent to which a plan participant achieved the performance goals and the amount of the award that is payable.

         Penford's Board of Directors believes strongly that a balanced combination of targets requiring the achievement of short-term operating goals and longer-term strategic objectives translates directly into increasing the long-term value of Penford stock. Individual incentive compensation target awards are also subject to an adjustment based on individual performance. Payouts can exceed targets to a maximum of 200% when quantitative and qualitative targets are exceeded.

         Stock Based Incentive Programs

         The Board of Directors encourages all executive officers of Penford to build a significant ownership position in Penford common stock. All stock options to executive officers have been granted at market price on the date of the grant. The non-qualified stock option plan is administered by the Executive Compensation and Development Committee of the Board of Directors, which determines to whom the options are granted, the number of shares subject to each option grant, the vesting schedule and exercise price.

         The amount of stock option shares granted under any given program is evaluated based on a potential long-term total return to shareholders versus the potential long-term return to the option holder for performance in increasing the value of Penford stock. Factors such as dilution to existing shareholders and existing open market stock trading activity are taken into account.

         Supplemental Benefit Plan

         The Company offers an Executive Deferred Compensation Plan to executive officers and certain other key personnel. This plan is designed to be competitive with other plans for comparably sized companies and to attract and retain highly qualified management.

         CEO Compensation

         As discussed above, Penford's executive cash compensation program includes a base salary and a Company performance-based incentive compensation program. Mr. Malkoski participates in the same program applicable to the other named executive officers with an incentive target of 100% of base salary. The Committee's objective is to correlate the CEO's remuneration with the performance of the Company. The Chief Executive Officer's remuneration is adjusted to reflect the level of target achievement for that particular fiscal year. After a review of all of the factors described above, the Executive Compensation and Development Committee determined that Mr. Malkoski's actual bonus for 2003 would be $410,000 consisting of $354,000 based on application of the criteria in the Incentive Compensation Program described above and an additional one-time bonus of $56,000 in recognition of his leadership in completing the sale of the Hi-Maize(R) business and equity and debt financings. Mr. Malkoski's annual base salary will increase to $400,000 effective January 1, 2004.

                                             Sally G. Narodick, Chair
                                             Paul H. Hatfield
                                             James E. Warjone

Director Compensation

Non-employee directors were compensated during the last fiscal year as follows:
Annual retainer as Chairman of the Board of Directors ..........................................            $30,000
Annual retainer as a director...................................................................              9,000
Annual retainer as Chair of the Executive Committee.............................................              4,000
Annual retainer as Chair of all other standing committees.......................................              2,000
Fee for each meeting of the Board of Directors attended.........................................              1,000
Fee for each meeting of the Board of Directors attended when held out of state of director's
     residence..................................................................................              2,000
Fee for Chair and member of each standing committee for each meeting attended...................              1,000

         Under a non-qualified deferred compensation plan, non-employee directors may elect to defer, with interest, all or part of their director compensation.

         Non-employee directors also receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan (the "Restricted Stock Plan"). The Restricted Stock Plan provides that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. A person who becomes a non-employee director after the September 1 on which an award was made will be awarded the number of shares determined by dividing the amount equal to $18,000 minus the product of $500 times the number of months since such September 1 by the last reported sale price of the stock on the trading day next preceding the award date. A non-employee director may sell or otherwise transfer one-third of the shares covered by an award on each anniversary of the date of the award. If a non-employee director ceases to be a director before the restrictions against transfer have lapsed with respect to any shares, then, except in certain circumstances, such as retirement, the director forfeits such shares. On September 3, 2002, the last grant date under the Restricted Stock Plan, the Company granted each non-employee director 1,309 shares.

         In addition, non-employee directors receive stock options under the Stock Option Plan for Non-Employee Directors. The plan provides that on each September 1, each non-employee director shall receive an option to purchase the number of shares of the Company's common stock equal to $10,000 divided by 25% of the fair market value of a share of such stock on such date. The exercise price is 75% of the fair market value of a share of such stock on the grant date. If a non-employee director will not serve during the full fiscal year due to retirement, then a pro rata award will be made. Accordingly, on September 2, 2003 each non-employee director was granted an option to purchase 3,053 shares of common stock. Each non-employee director also may elect to receive stock options in lieu of all or a portion of director cash compensation for that fiscal year. Grants of these options, if so elected, occur quarterly. The number of shares subject to each option is equal to the amount of compensation (retainer, meeting and committee fees) payable to the non-employee director as of the quarterly date divided by 25% of the fair market value of a share of the Company's common stock on the grant date. The exercise price for these deferred compensation stock options is 75% of the fair market value of a share of such stock on the grant date. In fiscal year 2003, Messrs. Richard T. Crowder and James E. Warjone elected to receive such options in lieu of all or a portion of director cash compensation. Unless an option granted under the plan is terminated or its exercisability is accelerated in accordance with the plan upon the occurrence of certain events (including a change of control), the option is exercisable six months after its grant date. The options terminate at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board.

      Performance Graph

         The following graph compares the Company's cumulative total shareholder return on its common stock for a five-year period (September 1, 1998 to August 31, 2003) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market ("Nasdaq") with a market capitalization of $100 - $200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 1998 in the Company's common stock and in the stated indices. The comparison assumes that all dividends are reinvested.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                           AMONG PENFORD CORPORATION,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX

                               [PERFORMANCE GRAPH]

                   ASSUMES $100 INVESTED ON SEPTEMBER 1, 1998
                           ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING AUGUST 31, 2003

                                       1998       1999       2000       2001       2002       2003
                                      ------     ------     ------     ------     ------     ------
PENFORD CORPORATION                   100.00     105.25     131.51      79.20     106.16     102.59
NASDAQ MARKET INDEX (U.S.)            100.00     185.55     284.19     121.61      89.25     122.94
NASDAQ MARKET CAP ($100-200M)         100.00     160.25     152.24      49.18      17.51      23.04

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

         For these reasons, the Company has elected to use non-financial companies traded on Nasdaq with a similar market capitalization as a peer group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information, as of December 5, 2003, regarding the beneficial ownership of the Company's common stock by any person known to the Company to be the beneficial owner of more than five percent of such outstanding common stock; by the directors including the Company's Chief Executive Officer; by the four other highest paid executive officers in fiscal year 2003; and by the directors and named executive officers as a group.

                                                                         AMOUNT AND NATURE OF
                                                                       BENEFICIAL OWNERSHIP OF
NAME (AND ADDRESS FOR BENEFICIAL OWNERS OVER 5%)                           COMMON STOCK(1)         PERCENT OF CLASS
------------------------------------------------                       ------------------------    ----------------

T. Rowe Price ....................................................               825,000                 9.48 (3)
  100 East Pratt Street
  Baltimore, Maryland 21202
David L. Babson & Co., Inc........................................               694,750                 7.99 (3)
  One Memorial Drive
  Cambridge, MA 02142
Rutabaga Capital Management                                                      602,166                 6.92 (3)
  64 Broad Street
  Boston, MA  02109
Thomas D. Malkoski................................................                93,250                 1.06 (3)
William E. Buchholz ..............................................                 2,891                **
Jeffrey T. Cook (2)...............................................               246,373                 2.83 (3)
Steven O. Cordier ................................................                19,750                **
Richard T. Crowder................................................                22,866                **
R. Randolph Devening .............................................                   916                **
Paul H. Hatfield..................................................                82,412                **
John C. Hunter III................................................                24,598                **
Gregory R. Keeley.................................................                75,469                **
Wallace H. Kunerth................................................                37,624                **
Sally G. Narodick.................................................                30,003                **
John R. Randall...................................................                 4,502                **
James E. Warjone..................................................                19,936                **
All directors and executive officers as a group (15 persons)......               679,540                 7.47 (3)

----------

** Represents less than 1%

(1) Unless otherwise indicated, beneficial ownership represents sole voting and investment power. The totals, which include shares that may be acquired within 60 days through the exercise of stock options, are as follows: Mr. Malkoski, 88,750; Mr. Buchholz, 1,773; Mr. Cook, 2,102; Mr. Cordier, 18,750; Mr. Crowder, 19,953;; Mr. Hatfield, 66,356; Mr. Hunter, 21,815; Mr.
     Keeley, 75,000; Dr. Kunerth 37,500; Ms. Narodick, 25,028; Mr. Warjone, 18,023; and all directors and executive officers as a group, 393,800.

(2) Includes 78,300 shares held in irrevocable trusts for which Mr. Cook shares voting and investment power.

(3) For purposes of calculating the percentage of class owned by this officer or director and the directors and named officers as a group, the total shares of the class includes shares that may be acquired within 60 days through the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See "Change-of-Control Arrangements" in Item 11 of this Part III, above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth approximate aggregate fees billed to the Company by Ernst & Young LLP, the Company's principal independent auditor.

                                       2002             2003
                                   ------------     ------------
Audit Fees ...................     $    303,366     $    329,989
Audit-Related Fees (1) .......           47,451           24,850
Tax Fees (2) .................          202,906          850,110
All Other Fees (3) ...........            2,881            6,544
                                   ------------     ------------
Total Fees ...................     $    556,604     $  1,211,493
                                   ============     ============

----------

(1) Audit-Related Fees consist of fees billed related to the performance of audits of the Company's benefit plans and accounting consultations related to the application of generally accepted accounting principles.

(2) Tax Fees consist of the fees billed related to professional services performed by Ernst & Young LLP for tax compliance, tax advice and domestic and international tax planning. Tax Fees billed in fiscal 2003 include $507,000 related to assistance with a state sales tax audit.

(3) All Other Fees consist of fees billed for reviews of royalties and other areas to comply with contractual obligations of the Company.

         The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young LLP.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved. These services may include audit services, audit-related services, tax services and other services. The Audit Committee determines from time to time those permitted services that have the general pre-approval of the Audit Committee, which is generally provided for up to one year. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee considers whether such services are consistent with SEC rules on auditor independence, as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(3) Exhibits

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

                                      PENFORD CORPORATION

                                      /s/ Steven O. Cordier
                                      ------------------------------------------
                                      Steven O. Cordier
                                      Vice President and Chief Financial Officer

Date: January 14, 2004

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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