Form 10-Q
period 2003-11-30
PENFORD CORP
filed 2004-01-14
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 30, 2003

                                     OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

                Washington                                91-1221360
       -----------------------------               -----------------------
         (State of Incorporation)                     (I.R.S. Employer
                                                     Identification No.)

          7094 South Revere Parkway,
             Englewood, Colorado                          80112-3932
  -------------------------------------------      -----------------------
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

Yes   X          No
    ------         ------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

Yes   X          No
    ------         ------

The net number of shares of the Registrant's common stock (the Registrant's only outstanding class of stock) outstanding as of January 12, 2004 was 8,736,623.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                               Page
                                                                                                              ------
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - November 30, 2003 and August 31, 2003                             3

       Condensed Consolidated Statements of Income - Three Months ended
         November 30, 2003 and 2002                                                                              4

       Condensed Consolidated Statements of Cash Flow - Three Months ended
         November 30, 2003 and 2002                                                                              5

       Notes to Condensed Consolidated Financial Statements                                                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          13

   Item 4.  Controls and Procedures                                                                             14

PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                                    15

   Signatures                                                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              November 30,       August 31,
(In thousands, except share and per share data)                                                  2003               2003
                                                                                             --------------    --------------
                                                                                              (Unaudited)
                                                 ASSETS
Current assets:
     Cash                                                                                    $       10,445    $        5,697
     Trade accounts receivable                                                                       35,589            35,809
     Inventories                                                                                     27,222            26,839
     Prepaid expenses                                                                                 3,920             4,168
     Other                                                                                            2,741             3,772
                                                                                             --------------    --------------
       Total current assets                                                                          79,917            76,285

Property, plant and equipment, net                                                                  131,271           128,776
Deferred income taxes                                                                                 9,979             9,853
Restricted cash value of life insurance                                                              12,206            12,136
Goodwill, net                                                                                        20,738            18,394
Other intangible assets, net                                                                          2,665             2,658
Other assets                                                                                          3,438             2,791
                                                                                             --------------    --------------
         Total assets                                                                        $      260,214    $      250,893
                                                                                             ==============    ==============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $       19,647    $       21,853
     Accrued pension liability                                                                        2,732             2,524
     Accrued liabilities                                                                              8,560             9,895
     Current portion of long-term debt                                                                4,044             3,000
                                                                                             --------------    --------------
         Total current liabilities                                                                   34,983            37,272

Long-term debt                                                                                       80,942            76,696
Other postretirement benefits                                                                        11,889            11,648
Deferred income taxes                                                                                19,662            19,914
Other liabilities                                                                                    17,833            17,478
                                                                                             --------------    --------------
         Total liabilities                                                                          165,309           163,008

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                                     --                --
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         issued 10,681,694 and 10,584,715 shares, respectively                                       10,682            10,585
     Additional paid-in capital                                                                      35,638            34,628
     Retained earnings                                                                               74,308            73,985
     Treasury stock, at cost, 1,981,016 shares                                                      (32,757)          (32,757)
     Accumulated other comprehensive income                                                           7,034             1,444
                                                                                             --------------    --------------
         Total shareholders' equity                                                                  94,905            87,885
                                                                                             --------------    --------------
         Total liabilities and shareholders' equity                                          $      260,214    $      250,893
                                                                                             ==============    ==============


The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED NOVEMBER 30

                                   (Unaudited)



(In thousands except share and per share data)                            2003             2002
                                                                       ------------    ------------

Sales                                                                  $     66,170    $     66,041

Cost of sales                                                                56,359          54,156
                                                                       ------------    ------------
   Gross margin                                                               9,811          11,885

Operating expenses                                                            5,944           6,368
Research and development expenses                                             1,502           1,411
                                                                       ------------    ------------

   Income from operations                                                     2,365           4,106

Non-operating income (expense), net                                             (25)          1,912
Interest expense                                                              1,107           1,581
                                                                       ------------    ------------

   Income before income taxes                                                 1,233           4,437

Income taxes                                                                    388           1,139
                                                                       ------------    ------------

Net income                                                             $        845    $      3,298
                                                                       ============    ============

Weighted average common shares and equivalents outstanding:
   Basic                                                                  8,636,255       7,716,817
   Diluted                                                                8,727,732       7,883,796

Earnings per share:
   Basic                                                               $       0.10    $       0.43
   Diluted                                                             $       0.10    $       0.42

Dividends declared per common share                                    $       0.06    $       0.06












The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDED NOVEMBER 30

                                   (Unaudited)

(In thousands)                                                                   2003            2002
                                                                             ------------    ------------
Cash flows from operating activities:
   Net income                                                                $        845    $      3,298
   Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                              4,439           4,361
         Deferred income taxes                                                       (536)           (884)
         Gain on sale of Hi-maize(R) assets                                            --          (1,916)
         Loss on early extinguishment of debt                                         665              --
         Other                                                                         93            (379)
   Change in assets and liabilities:
         Trade accounts receivables                                                 1,864          (5,464)
         Prepaid expenses                                                             199            (218)
         Inventories                                                                1,468           2,244
         Accounts payable and accrued liabilities                                  (5,123)             47
         Taxes payable                                                                393           1,171
         Other                                                                      1,375            (334)
                                                                             ------------    ------------

   Net cash provided by operating activities                                        5,682           1,926
                                                                             ------------    ------------

Cash flow from investing activities:
   Investment in property, plant and equipment, net                                (2,438)         (1,543)
   Proceeds from sale of Hi-maize(R) assets, net                                       --           2,054
   Proceeds from licensing agreement, net                                              --           1,653
   Other                                                                              (88)            (34)
                                                                             ------------    ------------

   Net cash provided by (used in) investing activities                             (2,526)          2,130
                                                                             ------------    ------------

Cash flow from financing activities:
   Proceeds from revolving line of credit                                          35,975           9,078
   Payments on revolving line of credit                                           (60,339)         (5,496)
   Proceeds from long-term debt                                                    50,039              --
   Payments of long-term debt                                                     (23,334)         (5,525)
   Exercise of stock options                                                        1,051             894
   Payment of loan fees                                                            (1,401)           (185)
   Increase in cash overdraft                                                          --             201
   Payment of dividends                                                              (516)           (461)
                                                                             ------------    ------------

         Net cash provided by (used in) financing activities                        1,475          (1,494)
                                                                             ------------    ------------

Effect of exchange rate changes on cash and cash equivalents                          117              82
                                                                             ------------    ------------

Net increase in cash and cash equivalents                                           4,748           2,644
Cash and cash equivalents, beginning of period                                      5,697             765
                                                                             ------------    ------------
Cash and cash equivalents end of period                                      $     10,445    $      3,409
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

    2--BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2003 and the condensed consolidated statements of income and cash flows for the interim periods ended November 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.

    The Company accounts for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its various interpretations. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors' Plan and restricted stock awards.

     The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense consistent with the provisions prescribed in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended. Under SFAS No. 123, compensation expense is measured at the grant date based on the value of the award and is recognized over the vesting period.


                                                               Three months ended
                                                                  November 30,
                                                         --------------------------------
(In thousands except share and per share data)               2003              2002
                                                         --------------    --------------

Net income, as reported                                  $          845    $        3,298

Add: Stock-based employee compensation expense
        included in reported net income, net of tax
                                                                     18                32
Less: Stock-based employee compensation expense
        determined under the fair value method for
        all awards, net of tax                                     (353)             (309)
                                                         --------------    --------------
   Pro forma net income                                  $          510    $        3,021

Earnings per share:
   Basic - as reported                                   $         0.10    $         0.43
                                                         ==============    ==============
   Basic - pro forma                                     $         0.06    $         0.39
                                                         ==============    ==============
   Diluted - as reported                                 $         0.10    $         0.42
                                                         ==============    ==============
   Diluted - pro forma                                   $         0.06    $         0.38
                                                         ==============    ==============


    3--INVENTORIES

    The components of inventory are as follows:


                                                              November 30,    August 31,
                                                                  2003           2003
                                                              ------------   ------------
                                                                    (In thousands)
Raw materials and other                                       $     10,931   $     11,470
Work in progress                                                       666            569
Finished goods                                                      15,625         14,800
                                                              ------------   ------------
       Total inventories                                      $     27,222   $     26,839
                                                              ============   ============

    4--PROPERTY, PLANT AND EQUIPMENT

                                                                November 30,       August 31,
                                                                   2003              2003
                                                               --------------    --------------
                                                                       (In thousands)
Land                                                           $       15,646    $       14,511
Plant and equipment                                                   283,391           278,884
Construction in progress                                                9,823             7,323
                                                               --------------    --------------
                                                                      308,860           300,718
Accumulated depreciation                                             (177,589)         (171,942)
                                                               --------------    --------------
       Net property, plant and equipment                       $      131,271    $      128,776
                                                               ==============    ==============

    5--RESTRUCTURING RESERVE

    In fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1.4 million related to severance and other exit activity expenses. The restructuring covered seven employees, all of which have been terminated at November 30, 2003. In the first quarter of fiscal 2004, $0.1 million in severance costs were paid. The restructuring reserve at November 30, 2003 of $0.3 million represents remaining severance costs to be paid in fiscal 2004.

    6--DEBT

    On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. For the quarter ended November 30, 2003, the Company was in compliance with the covenants and expects to be in compliance for the remainder of the fiscal year. At November 30, 2003, the Company had $34.4 million outstanding under its revolving credit facilities and $50.6 million in term loans.

    7--TAXES

    The Company's effective tax rate for the three months ended November 30, 2003 varied from the U.S. federal statutory rate due to U. S. tax credits related to research and development, the favorable tax effect of export sales from the U.S. and lower statutory rates applied to foreign earnings in Australia and New Zealand.

    8--OTHER COMPREHENSIVE INCOME (LOSS)

    The components of total comprehensive income are as follows:


                                                                                         Three Months ended November 30,
                                                                                         -------------------------------
                                                                                              2003             2002
                                                                                         --------------   --------------
                                                                                                 (In thousands)
Net income                                                                               $          845   $        3,298
Foreign currency translation adjustments                                                          5,566              752
Change in unrealized gains (losses) on derivative instruments
   that qualify as cash flow hedges                                                                  24             (351)
                                                                                         --------------   --------------
       Total comprehensive income                                                        $        6,435   $        3,699
                                                                                         ==============   ==============

    9--NON-OPERATING INCOME (EXPENSE)

    Non-operating income (expense) consists of the following:

                                                                                           Three Months ended November 30,
                                                                                           --------------------------------
                                                                                               2003               2002
                                                                                           --------------    --------------
                                                                                                   (In thousands)
Loss on early extinguishment of debt                                                       $         (665)   $           --
Gain on sale of Hi-maize(R) business                                                                   --             1,916
Gain on sale of investment                                                                            150                --
Royalty and licensing income                                                                          367                --
Other                                                                                                 123                (4)
                                                                                           --------------    --------------
    Total                                                                                  $          (25)   $        1,912
                                                                                           ==============    ==============

    In October 2003, Penford refinanced its existing secured credit and inventory financing credit agreements and wrote off the unamortized deferred transaction costs related to these credit agreements. In the first quarter of fiscal 2003, Penford sold certain assets of its resistant starch Hi-maize(R) business and recorded a gain on the sale. The Company also licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million has been received. The initial licensing fee of $2.25 million is being amortized over the life of the royalty agreement.

    10--SEGMENT REPORTING

    Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. Intercompany sales between Australia/New Zealand operations and Food Ingredients--North America of $193,000 and $61,000 for the three months ended November 30, 2003 and 2002, respectively, are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations.

                                                              Three Months ended November 30,
                                                             --------------------------------
                                                                 2003               2002
                                                             --------------    --------------
                                                                     (In thousands)
Sales:
   Industrial Ingredients--North America                     $       32,526    $       35,688
   Food Ingredients--North America                                   11,893            11,511
   Australia/New Zealand operations                                  21,944            18,903
   Corporate and other                                                 (193)              (61)
                                                             --------------    --------------
                                                             $       66,170    $       66,041
                                                             ==============    ==============

Income (loss) from operations:
   Industrial Ingredients--North America                     $        1,548    $        2,804
   Food Ingredients--North America                                    1,900             1,700
   Australia/New Zealand operations                                     271             1,447
   Corporate and other                                               (1,354)           (1,845)
                                                             --------------    --------------
                                                             $        2,365    $        4,106
                                                             ==============    ==============



                                                            November 30,      August 31,
                                                               2003              2003
                                                           --------------   --------------
                                                                   (In thousands)
Total assets:
   Industrial Ingredients-North America                    $      102,204   $      106,732
   Food Ingredients--North America                                 34,234           35,205
   Australia/New Zealand operations                                96,356           85,269
   Corporate and other                                             27,420           23,687
                                                           --------------   --------------
                                                           $      260,214   $      250,893
                                                           ==============   ==============

    11--EARNINGS PER SHARE

    Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three months ended November 30, 2003 and 2002.

                                                   Three months ended November 30,
                                                   -------------------------------
                                                        2003             2002
                                                   --------------   --------------

 Weighted average common shares outstanding             8,636,255        7,716,817
 Dilutive stock options                                    91,477          166,979
                                                   --------------   --------------
 Weighted average common shares,
     outstanding, assuming dilution                     8,727,732        7,883,796
                                                   ==============   ==============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2
- Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as "believes," "may," "will," "looks," "should," "could," "anticipates," "expects," or comparable terminology or by discussions of strategies or trends.

    Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced above, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company's products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; or other unforeseen developments in the industries in which Penford operates.


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

    Sales

    For the three months ended November 30, 2003, consolidated sales increased to $66.2 million from $66.0 million for the same period last year.

    Sales at the Company's Industrial Ingredients--North America business unit decreased by $3.2 million, or 9%, in the first quarter of fiscal 2004 compared to the year-ago quarter. The decrease is primarily due to the decline in sales volume as a result of soft retail demand for products serving office and publishing applications. The primary market for Penford's industrial starches is the printing and writing segment of the paper industry. Penford's customers have responded to the soft demand by reducing production which has had a direct negative impact on Penford's sales volumes in the first quarter of fiscal 2004.

    Sales at Penford's Australia/New Zealand operations rose $3.0 million, or 16% in the first quarter of fiscal 2004 compared to the same quarter of fiscal 2003 due to favorable currency exchange rates, partially offset by lower sales volumes and price competition for products domestically manufactured in Australia and New Zealand.

    The Food Ingredients--North America sales in the first quarter of fiscal 2004 increased by 3% to $11.9 million compared to the year-ago quarter. The increase is due primarily to an improvement in sales of potato coating products for the quick service restaurant business.

    Income from operations

    Consolidated income from operations decreased by $1.7 million for the quarter ended November 30, 2003 as compared to the year-ago quarter. The decrease is primarily related to lower sales volume in the Industrial Ingredients business, higher costs of natural gas in North America and grain in Australia discussed below, partially offset by favorable currency exchange rates.

    Income from operations at the Company's Industrial Ingredients--North America business unit declined by $1.3 million for the first quarter of fiscal 2004 compared to the year-ago quarter. This decrease was due to the sales volume decline discussed above and higher natural gas costs compared to the same quarter in the prior year.

    Income from operations at Penford's Australia/New Zealand operations declined by $1.2 million in the first quarter of fiscal 2004 compared to the same quarter of fiscal 2003. This decrease was due to lower volumes and a reduction in gross margin from 13.3% last year to 8% in fiscal 2004, reflecting higher grain costs which reduced the gross margin by 2% and the effect of the lower sales volumes and price competition. Also, in the first quarter of fiscal 2004, Penford Australia eliminated nine positions and recorded severance costs of $0.3 million which are included in operating expenses.

    Income from operations at the Food Ingredients--North American business unit increased $0.2 million to $1.9 million for the three months ended November 30, 2003 as compared to the same period in fiscal 2003. This increase was primarily due to an improvement in sales volume and a reduction of operating expenses. The gross margin for the first quarter of fiscal 2004 was 29.3%, comparable to the first quarter last year.

    Corporate operating expenses

    Corporate operating expenses decreased approximately $0.5 million in the first quarter of fiscal 2004 compared to the same quarter in the prior year. This decline is primarily due to a reduction in executive personnel costs of approximately $0.3 million and lower temporary fees, travel and office expenses in the first quarter of fiscal 2004.

    Interest and taxes

    Interest expense decreased 30% in the three months ended November 30, 2003 compared to the same quarter in fiscal 2003 primarily due to lower average debt outstanding during the period.

    The Company's effective tax rate for the three months ended November 30, 2003 varied from the U.S. federal statutory rate due to U. S. tax credits related to research and development, the favorable tax effect of export sales from the U.S. and lower statutory rates applied to foreign earnings in Australia and New Zealand.

    Non-operating income (expense)

    Non-operating income (expense) consists of the following:

                                                             Three Months ended November 30,
                                                                 2003                2002
                                                             --------------    --------------
                                                                      (In thousands)
Loss on early extinguishment of debt                         $         (665)   $           --
Gain on sale of Hi-maize(R) business                                     --             1,916
Gain on sale of investment                                              150                --
Royalty and licensing income                                            367                --
Other                                                                   123                (4)
                                                             --------------    --------------
    Total                                                    $          (25)   $        1,912
                                                             ==============    ==============

    In October 2003, Penford refinanced its existing secured credit and inventory financing credit agreements and wrote off the unamortized deferred transaction costs related to these credit agreements. In the first quarter of fiscal 2003, Penford sold certain assets of its resistant starch Hi-maize(R) business and recorded a gain on the sale. The Company also licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million has been received. The initial licensing fee of $2.25 million is being amortized over the life of the royalty agreement.

    LIQUIDITY AND CAPITAL RESOURCES

    At November 30, 2003, Penford had working capital of $44.9 million compared to $39.0 million at August 31, 2003. Cash flow from operations was $5.7 million and $1.9 million for the three months ended November 30, 2003 and 2002, respectively. The increase in operating cash flow is primarily due to the positive change in working capital of $2.7 million.

    Cash flow from investing activities declined approximately $4.7 million primarily due to the receipts of cash related to the Company's sale of certain assets of its Hi-maize(R) business and an upfront licensing fee for the use of certain intellectual property in three months ended November 30, 2002 and an increase in capital expenditures of $0.9 million in the first quarter of fiscal 2004.

    On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. For the quarter ended November 30, 2003, the Company was in compliance with the covenants and expects to be in compliance for the remainder of the fiscal year. At November 30, 2003, the Company had $34.4 million outstanding under its revolving credit facilities and $50.6 million in term loans.

    During the first quarter of fiscal 2004, the Company paid dividends of $0.5 million, comparable to the dividend payment in the same quarter last year. Any future dividends will be paid at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

    ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Since August 31, 2003, there have been no significant changes in the Company's exposure to market risks.

    ITEM 4:       CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the internal control over financial reporting during the quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

 (a)     Exhibits


         31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

(b)      Reports on Forms 8-K.

         A Form 8-K was filed on October 16, 2003 relating to the Registrant's financial information for the fourth quarter and fiscal year ending August 31, 2003, as presented in a press release on October 16, 2003.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Penford Corporation
                                 ----------------------------------------------
                                 (Registrant)




January 14, 2004                 /s/ Steven O. Cordier
                                 ----------------------------------------------
                                 Steven O. Cordier
                                 Vice President, Chief Financial Officer and
                                 Corporate Secretary






                                  EXHIBIT INDEX

Exhibit No.                                                             Description
----------------    ----------------------------------------------------------------------------------------------------
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