Form 10-Q
period 2004-02-29
PENFORD CORP
filed 2004-04-13
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended FEBRUARY 29, 2004

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

               Washington                                91-1221360
----------------------------------------    ------------------------------------
       (State of Incorporation)                       (I.R.S. Employer
                                                     Identification No.)

        7094 South Revere Parkway,
            Englewood, Colorado                         80112-3932
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (303) 649-1900

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

The net number of shares of the Registrant's common stock (the Registrant's only outstanding class of stock) outstanding as of April 8, 2004 was 8,765,373.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I -- FINANCIAL INFORMATION
   Item 1. Financial Statements
       Condensed Consolidated Balance Sheets - February 29, 2004 and August 31, 2003                 3
       Condensed Consolidated Statements of Income - Three and Six Months ended
         February 29, 2004 and February 28, 2003                                                     4
       Condensed Consolidated Statements of Cash Flow - Six Months ended
         February 29, 2004 and February 28, 2003                                                     5
       Notes to Condensed Consolidated Financial Statements                                          6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   12
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15
   Item 4.  Controls and Procedures                                                                 15
PART II -- OTHER INFORMATION
   Item 4.  Submission of Matters to a Vote of Security Holders                                     16
   Item 6.  Exhibits and Reports on Form 8-K                                                        16
   Signatures                                                                                       17

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                February 29,  August 31,
(In thousands, except share and per share data)                                     2004         2003
-----------------------------------------------                                 ------------  ----------
                                                                                      (Unaudited)
                                                 ASSETS
Current assets:
     Cash                                                                       $      6,478  $    5,697
     Trade accounts receivable                                                        38,637      35,809
     Inventories                                                                      27,040      26,839
       Prepaid expenses                                                                3,519       4,168
     Other                                                                             2,633       3,772
                                                                                 -----------   ---------
       Total current assets                                                           78,307      76,285

Property, plant and equipment, net                                                   131,860     128,776
Deferred income taxes                                                                  9,837       9,853
Restricted cash value of life insurance                                               12,277      12,136
Goodwill, net                                                                         22,123      18,394
Other intangible assets, net                                                           2,650       2,658
Other assets                                                                           3,505       2,791
                                                                                ------------  ----------
         Total assets                                                           $    260,559  $  250,893
                                                                                ============  ==========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     18,012  $   21,853
     Accrued pension liability                                                         2,940       2,524
     Accrued liabilities                                                               7,556       9,895
     Current portion of long-term debt                                                 4,301       3,000
                                                                                ------------  ----------
         Total current liabilities                                                    32,809      37,272

Long-term debt                                                                        78,112      76,696
Other postretirement benefits                                                         12,127      11,648
Deferred income taxes                                                                 19,916      19,914
Other liabilities                                                                     17,875      17,478
                                                                                ------------  ----------
         Total liabilities                                                           160,839     163,008

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000,000 shares,
         none issued                                                                       -           -
     Common stock, par value $1.00 per share, authorized 29,000,000 shares,
         issued 10,743,389 and 10,584,715 shares, respectively                        10,743      10,585
     Additional paid-in capital                                                       36,325      34,628
     Retained earnings                                                                74,818      73,985
     Treasury stock, at cost, 1,981,016 shares                                       (32,757)    (32,757)
     Accumulated other comprehensive income                                           10,591       1,444
                                                                                ------------  ----------
         Total shareholders' equity                                                   99,720      87,885
                                                                                ------------  ----------
         Total liabilities and shareholders' equity                             $    260,559  $  250,893
                                                                                ============  ==========

The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                Three months ended         Six months ended
                                                             ------------------------  ------------------------
                                                              February     February     February     February
      (In thousands except share and per share data)          29, 2004     28, 2003     29, 2004     28, 2003
      ---------------------------------------------          -----------  -----------  -----------  -----------
Sales                                                        $    68,482  $    61,692  $   134,652  $   127,734
Cost of sales                                                     58,574       51,145      114,932      105,302
                                                             -----------  -----------  -----------  -----------
   Gross margin                                                    9,908       10,547       19,720       22,432
Operating expenses                                                 5,483        5,813       11,175       12,180
Research and development expenses                                  1,454        1,336        2,956        2,748
Restructure costs, net                                               487         (117)         740         (117)
                                                             -----------  -----------  -----------  -----------

   Income from operations                                          2,484        3,515        4,849        7,621
Non-operating income, net                                            530          269          505        2,181
Interest expense                                                   1,185        1,403        2,292        2,984
                                                             -----------  -----------  -----------  -----------
   Income before income taxes                                      1,829        2,381        3,062        6,818
Income taxes                                                         794          796        1,182        1,935
                                                             -----------  -----------  -----------  -----------

Net income                                                   $     1,035  $     1,585  $     1,880  $     4,883
                                                             ===========  ===========  ===========  ===========
Weighted average common shares and equivalents outstanding:
   Basic                                                       8,730,956    7,802,724    8,683,606    7,754,674
   Diluted                                                     8,830,901    7,934,858    8,780,022    7,902,764

Earnings per share:
   Basic                                                     $      0.12  $      0.20  $      0.22  $      0.63
   Diluted                                                   $      0.12  $      0.20  $      0.21  $      0.62
Dividends declared per common share                          $      0.06  $      0.06  $      0.12  $      0.12

The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                                          Six Months Ended
                                                                     --------------------------
(In thousands)                                                       February 29,  February 28,
                                                                         2004          2003
                                                                     ------------  ------------
Cash flows from operating activities:
   Net income                                                        $      1,880  $      4,883
   Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                      8,927         8,750
         Deferred income taxes                                               (222)         (951)
         Gain on sale of Hi-maize(R) assets                                     -        (1,916)
         Loss on early extinguishment of debt                                 665             -
         Other                                                              1,001           556
   Change in assets and liabilities:
         Trade accounts receivable                                           (257)       (1,488)
         Prepaid expenses                                                     620           115
         Inventories                                                        2,685         3,845
         Accounts payable and accrued liabilities                          (6,846)          892
         Taxes payable                                                     (1,046)            2
         Other                                                              1,429        (1,724)
                                                                     ------------  ------------
   Net cash provided by operating activities                                8,836        12,964
                                                                     ------------  ------------
Cash flows from investing activities:
   Investment in property, plant and equipment, net                        (4,735)       (3,260)
   Proceeds from sale of Hi-maize(R) assets, net                                -         2,054
   Proceeds from licensing agreement, net                                       -         1,653
   Other                                                                     (159)         (267)
                                                                     ------------  ------------
   Net cash provided by (used in) investing activities                     (4,894)          180
                                                                     ------------  ------------
Cash flows from financing activities:
   Proceeds from revolving line of credit                                  35,975        17,747
   Payments on revolving line of credit                                   (63,579)      (14,299)
   Proceeds from long-term debt                                            50,039             -
   Payments of long-term debt                                             (24,134)      (12,345)
   Exercise of stock options                                                1,685           819
   Payment of loan fees                                                    (1,571)         (185)
   Decrease in cash overdraft                                                   -        (1,754)
   Payment of dividends                                                    (1,038)         (929)
                                                                     ------------  ------------

         Net cash used in financing activities                             (2,623)      (10,946)
                                                                     ------------  ------------

Effect of exchange rate changes on cash and cash equivalents                 (538)          219
                                                                     ------------  ------------

Net increase in cash and cash equivalents                                     781         2,417
Cash and cash equivalents, beginning of period                              5,697           765
                                                                     ------------  ------------
Cash and cash equivalents end of period                              $      6,478  $      3,182
                                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1-- BUSINESS

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

2 -- BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 29, 2004 and the condensed consolidated statements of income and cash flows for the interim periods ended February 29, 2004 and February 28, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.

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

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     ------------------  ------------------
                                                     FEBRUARY  FEBRUARY  FEBRUARY  FEBRUARY
(In thousands except share and per share data)       29, 2004  28, 2003  29, 2004  28, 2003
 ---------------------------------------------       --------  --------  --------  --------
Net income, as reported                              $  1,035  $  1,585  $  1,880  $  4,883
Add: Stock-based employee compensation expense
        included in reported net income, net of tax        19        11        37        43
Less: Stock-based employee compensation expense
        determined under the fair value method for
        all awards, net of tax                           (338)     (215)     (691)     (525)
                                                     --------  --------  --------  --------
   Pro forma net income                              $    716  $  1,381  $  1,226     4,401
Earnings per share:
Reported basic earnings per common share             $   0.12  $   0.20  $   0.22  $   0.63
                                                     ========  ========  ========  ========
Reported diluted earnings per common share           $   0.12  $   0.20  $   0.21  $   0.62
                                                     ========  ========  ========  ========
Pro forma basic earnings per common share            $   0.08  $   0.18  $   0.14  $   0.57
                                                     ========  ========  ========  ========
Pro forma diluted earnings per common share          $   0.08  $   0.17  $   0.14  $   0.56
                                                     ========  ========  ========  ========

         In December 2003, the Financial Accounting Standards Board ("FASB") issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS No. 132 (R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS No. 132 (R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements are effective for interim periods beginning after December 15, 2003. The Company will adopt the disclosure requirements of SFAS No. 132 (R) effective with the quarter beginning March 1, 2004.

         In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's post-retirement health care benefit plan provides no prescription drug benefit to Medicare eligible salaried retirees, and the prescription drug benefit provided to Medicare eligible hourly retirees is insured and the insurance premium is fully paid by the retirees. The benefits of the Act are expected to be realized by the Company's retirees and the Act will have no effect on the Company's results of operations, financial position or liquidity.

3 -- INVENTORIES

The components of inventory are as follows:

                                          February 29,  August 31,
                                              2004         2003
                                          ------------  ----------
                                               (In thousands)
Raw materials and other                   $      9,184  $   11,470
Work in progress                                   688         569
Finished goods                                  17,168      14,800
                                          ------------  ----------
       Total inventories                  $     27,040  $   26,839
                                          ============  ==========

4 -- PROPERTY, PLANT AND EQUIPMENT

                                          February 29,  August 31,
                                              2004         2003
                                          ------------  ----------
                                               (In thousands)
Land                                      $     16,326  $   14,511
Plant and equipment                            288,550     278,884
Construction in progress                         9,779       7,323
                                          ------------  ----------
                                               314,655     300,718
Accumulated depreciation                      (182,795)   (171,942)
                                          ------------  ----------
       Net property, plant and equipment  $    131,860  $  128,776
                                          ============  ==========

         Favorable Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first six months of fiscal 2004 by approximately $7.0 million.

5 -- RESTRUCTURING RESERVE

         In fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1.4 million related to severance and other exit activity expenses. The restructuring covered seven employees, all of which were terminated by February 29, 2004. In each of the first and second quarters of fiscal 2004, $0.1 million in severance costs were paid. The restructuring reserve at February 29, 2004 of $0.2 million represents remaining severance costs to be paid in fiscal 2004.

         In the first quarter of fiscal 2004, the Company's Australian business implemented an organizational restructure plan and expensed $0.3 million as restructuring costs related to severance and fringe benefits for five employees. As of February 29, 2004, all of the employees have been terminated and all severance and related costs were paid.

         In the second quarter of fiscal 2004, the Company's Industrial Ingredients -- North America business implemented a workforce reduction of 38 employees, all of which have been terminated at February 29, 2004. In connection therewith, $0.5 million was charged to operating expense as restructuring costs. The remaining restructure reserve of $0.1 million at February 29, 2004 represents employee benefit costs to be paid by the end of fiscal 2004.

6 -- DEBT

         On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. For the quarter ended February 29, 2004, the Company was in compliance with the covenants and expects to be in compliance for the remainder of the fiscal year. At February 29, 2004, the Company had $32.0 million outstanding under its revolving credit facilities and $50.4 million in term loans. The increase in the Company's total debt since August 31, 2003 is attributable to stronger Australian currency exchange rates.

7 -- TAXES

         The Company's effective tax rate for the three and six months ended February 29, 2004 and February 28, 2003 varied from the U.S. federal statutory rate due to U. S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. Income tax expense in the second quarter of fiscal 2004 included a $0.3 million charge for the effects of the final implementation of the new Australian consolidation tax legislation.

8 -- OTHER COMPREHENSIVE INCOME

The components of total comprehensive income are as follows:

                                                 Three months ended   Six months ended
                                                 ------------------  ------------------
                                                 February  February  February  February
                                                 29, 2004  28, 2003  29, 2004  28, 2003
                                                 --------  --------  --------  --------
                                                             (In thousands)
Net income                                       $  1,035  $  1,585  $  1,880  $  4,883
Foreign currency translation adjustments            2,839     3,056     8,405     3,808
Change in unrealized gains on derivative
   instruments that qualify as cash flow hedges       718       415       742        63
                                                 --------  --------  --------  --------
       Total comprehensive income                $  4,592  $  5,056  $ 11,027  $  8,754
                                                 ========  ========  ========  ========

9 -- NON-OPERATING INCOME, NET

Non-operating income, net consists of the following:

                                       Three months ended   Six months ended
                                       ------------------  ------------------
                                       February  February  February  February
                                       29, 2004  28, 2003  29, 2004  28, 2003
                                       --------  --------  --------  --------
                                                   (In thousands)
Loss on early extinguishment of debt   $      -  $      -  $   (665) $      -
Gain on sale of Hi-maize(R) business          -         -         -     1,916
Gain on sale of investment                    -         -       150         -
Royalty and licensing income                396       406       763       406
Other                                       134      (137)      257      (141)
                                       --------  --------  --------  --------
    Total                              $    530  $    269  $    505  $  2,181
                                       ========  ========  ========  ========

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

10 -- SEGMENT REPORTING

         Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients -- North America and Food Ingredients -- North America, are broad categories of end-market users, primarily served by the Company's U.S. operation. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients -- North America of $74,000 and $267,000 for the three and six month periods ended February 29, 2004, respectively, and $277,000 and $336,000 in the three and six month periods ended February 28, 2003, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

                                                Three months ended     Six months ended
                                                -------------------   ------------------
                                                February   February   February  February
                                                29, 2004   28, 2003   29, 2004  28, 2003
                                                --------   --------   --------  --------
                                                             (In thousands)
Sales:
   Industrial Ingredients -- North America      $ 35,801   $ 33,672   $ 68,327  $ 69,360
   Food Ingredients -- North America              10,973     10,953     22,866    22,463
   Australia/New Zealand operations               21,782     17,344     43,726    36,247
   Intercompany sales                                (74)      (277)      (267)     (336)
                                                --------   --------   --------  --------
                                                $ 68,482   $ 61,692   $134,652  $127,734
                                                ========   ========   ========  ========

Income from operations:
   Industrial Ingredients -- North America (1)  $  1,567   $  2,396   $  3,115  $  5,200
   Food Ingredients -- North America                 719      1,685      2,618     3,385
   Australia/New Zealand operations (2)            1,537      1,017      1,808     2,465
   Corporate and other (3)                        (1,339)    (1,583)    (2,692)   (3,429)
                                                --------   --------   --------  --------
                                                $  2,484   $  3,515   $  4,849  $  7,621
                                                ========   ========   ========  ========

-----------------
(1) Restructuring costs of $487,000 have been included in income from operations in the three and six month periods ended February 29, 2004.

(2) Restructuring costs of $253,000 have been included in income from operations in the six months ended February 29, 2004.

(3) Restructuring reserve adjustment of $(117,000) is included in income from operations for the three and six months ended February 28, 2003.

                                            February 29, August 31,
                                               2004         2003
                                            -----------  ----------
                                               (In thousands)
Total assets:
   Industrial Ingredients - North America   $   102,242  $  106,732
   Food Ingredients -- North America             32,699      35,205
   Australia/New Zealand operations              97,702      85,269
   Corporate and other                           27,916      23,687
                                            -----------  ----------
                                            $   260,559  $  250,893
                                            ===========  ==========

11 -- EARNINGS PER SHARE

     Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and six months ended February 29, 2004 and February 28, 2003.

                                              Three months ended     Six months ended
                                             --------------------  --------------------
                                             February   February   February   February
                                             29, 2004   28, 2003   29, 2004   28, 2003
                                             ---------  ---------  ---------  ---------
Weighted average common shares outstanding   8,730,956  7,802,724  8,683,606  7,754,674
Dilutive stock options                          99,945    132,134     96,416    148,090
Weighted average common shares,
                                             ---------  ---------  ---------  ---------
    outstanding, assuming dilution           8,830,901  7,934,858  8,780,022  7,902,764
                                             =========  =========  =========  =========

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

         Management Overview

         For the three months ended February 29, 2004, consolidated sales increased $6.8 million or 11% to $68.5 million from $61.7 million in fiscal 2003 driven by stronger Australian and New Zealand currency exchange rates as well as increased volumes and improved pricing in the Industrial Ingredients -- North America business segment. The Australian dollar appreciated by 31% compared with the second quarter of last year. While currency rates have had a favorable impact on consolidated results of operations, Penford's Australian operations are being negatively impacted in their ability to export products and compete with less expensive imports. Sales for the first six months of fiscal 2004 were $134.7 million, an increase of $6.9 million, or 5%, over the same period in fiscal 2003. The six-month sales increase is attributable to strong currency exchange rates offset by volume declines in the Industrial Ingredients and Australian businesses.

         Higher natural gas costs in North America and increased manufacturing costs in the Food Ingredients -- North America business caused consolidated second quarter 2004 gross margin as a percent of sales to contract to 14.5% from 17.1% last year. The Company's emphasis on controls over discretionary spending reduced second quarter operating and research and development expenses to 10.1% of sales from 11.6% of sales in last year's second quarter. Operating income for the quarter ended February 29, 2004 included $0.5 million of costs related to a workforce reduction affecting 38 employees in the Industrial Ingredients -- North America business. A discussion of segment results of operations follows.

         Sales

         Sales at the Company's Industrial Ingredients -- North America business unit increased by $2.1 million, or 6%, to $35.8 million in the second quarter of fiscal 2004 compared to the year-ago quarter. Volumes increased by 3%, accounting for approximately one-half of the increase in sales. The remainder of the increase is attributable to favorable pricing and an increase in sales of specialty products. Shipments by Penford's customers remain soft but customer production curtailments directly impacting Penford's Industrial business have diminished. Sales for the first half of fiscal 2004 decreased $1.0 million from last year primarily due to a 3% decrease in sales volumes which was only partially offset by favorable pricing and product mix.

         Sales at Penford's Australia/New Zealand operations rose $4.4 million, or 26%, and $7.5 million, or 21%, in the three and six month periods ended February 29, 2004, respectively, compared to the same periods last year. Quarter and fiscal year-to-date increases are due to favorable currency exchange rates, partially offset by lower sales volumes and price competition for products domestically manufactured in Australia and New Zealand.

         Second quarter 2004 sales for the Food Ingredients -- North America business were comparable to sales for the same quarter last year. First half fiscal 2004 sales increased $0.4 million, or 2%, over last year, due primarily to an improvement in sales of potato coating products for the quick service restaurant business.

         Income from operations

         Income from operations at the Company's Industrial Ingredients -- North America business unit declined from $2.4 million in the second quarter of fiscal 2003 to $1.6 million in the second quarter of fiscal 2004 because of a decline in gross margin and the costs related to a workforce reduction. The quarterly gross margin declined to 13.1% from 15.6% last year primarily due to a 40% increase in the cost of natural gas over the year ago quarter which offset the favorable effects of pricing and increased sales volumes. In December 2003, Penford recorded $0.5 million in pre-tax expense related to a workforce reduction in this business segment. Restructuring costs are shown separately in the Consolidated Statements of Income. See Note 5 to the Consolidated Financial Statements. Income from operations decreased $2.1 million for the six months ended February 29, 2004 compared to the same period last year due to the rise in natural gas costs, a first half sales volume decrease of 3% and the aforementioned restructuring costs. Gross margin decreased in the first half of fiscal 2004 to 13.6% from 16.2% in the same period last year primarily due to a 33% increase in natural gas costs.

         Income from operations at Penford's Australia/New Zealand operations increased $0.5 to $1.5 million in the second quarter of fiscal 2004 compared to the year ago quarter. Gross profit increased $0.7 million due to the favorable effects of Australian and New Zealand exchange rates and the moderation of grain costs toward the end of the quarter as high cost drought-related grain was depleted from inventory, offset by a $0.2 million increase in operating expenses. Gross margin as a percent of sales increased to 12.8% in the second quarter of 2004 from 11.8% in the same period last year. Operating income for the first six months of fiscal 2004 declined $0.7 million from the prior year on lower sales volumes, price competition, higher grain costs and $0.3 million of severance costs related to a reduction in the workforce. See Note 5 to the Consolidated Financial Statements.

         Second quarter income from operations at the Food Ingredients -- North American business unit decreased $1.0 million to $0.7 million compared to the same period in fiscal 2003, primarily due to a decrease in the unit's gross margin. Quarterly gross margin as a percent of sales declined to 21.9% from 29.5% last year due to lower plant utilization caused by a five-week shut down in dextrose production to balance inventories, manufacturing plant inefficiencies and higher energy costs. Decreases in gross margin and income from operations during the first half of fiscal 2004 compared to the same period last year are attributable to the second quarter margin decline.

         Corporate operating expenses

         Corporate operating expenses declined $0.2 million and $0.7 million in the three and six month periods of fiscal 2004, respectively, compared to the same periods in the prior year. Primary contributors to the decline in both periods are a decrease in executive personnel costs and recruiting costs and a reduction in overall discretionary spending.

         Interest and taxes

         Interest expense decreased 16% and 23% in the three and six months ended February 29, 2004, respectively, compared to the same periods in fiscal 2003 primarily due to lower average debt outstanding during the periods.

         The Company's effective tax rate for the three and six months ended February 29, 2004 and February 28, 2003 varied from the U.S. federal statutory rate due to U. S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. Income tax expense in the second quarter of fiscal 2004 included a $0.3 million charge for the effects of the final implementation of the new Australian consolidation tax legislation.

         Non-operating income, net

         Non-operating income, net consists of the following:

                                       Three months ended   Six months ended
                                       ------------------  ------------------
                                       February  February  February  February
                                       29, 2004  28, 2003  29, 2004  28, 2003
                                       --------  --------  --------  --------
                                                   (In thousands)
Loss on early extinguishment of debt   $      -  $      -  $   (665) $      -
Gain on sale of Hi-maize(R) business          -         -         -     1,916
Gain on sale of investment                    -         -       150         -
Royalty and licensing income                396       406       763       406
Other                                       134      (137)      257      (141)
                                       --------  --------  --------  --------
    Total                              $    530  $    269  $    505  $  2,181
                                       ========  ========  ========  ========

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

         LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2004, Penford had working capital of $45.5 million compared to $39.0 million at August 31, 2003. Cash flow from operations was $8.8 million and $13.0 million for the six months ended February 29, 2004 and February 28, 2003, respectively. The decrease in operating cash flow is primarily due to an increase in working capital.

         Cash flow from investing activities declined approximately $5.1 million in the first half of fiscal 2004 compared to the prior year period. This decline is due to cash receipts totaling $3.7 million related to the Company's sale of certain assets of its Hi-maize(R) business and an upfront licensing fee for the use of certain intellectual property in the first half of fiscal 2003 and an increase in capital expenditures of $1.5 million.

         On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. For the quarter ended February 29, 2004, the Company was in compliance with the covenants and expects to be in compliance for the remainder of the fiscal year. At February 29, 2004, the Company had $32.0 million outstanding under its revolving credit facilities and $50.4 million in term loans.

         During the six month period ended February 29, 2004, the Company paid dividends of $1.0 million representing $0.12 per share, the same per share dividend rate as the six month period ended February 28, 2003. Any future dividends will be paid at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

         ACCOUNTING PRINCIPLES NOT YET ADOPTED

         In December 2003, the Financial Accounting Standards Board ("FASB") issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS No. 132 (R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS No. 132 (R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements are effective for interim periods beginning after December 15, 2003. The Company will adopt the disclosure requirements of SFAS No. 132 (R) effective with the quarter beginning March 1, 2004.

         In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's post-retirement health care benefit plan provides no prescription drug benefit to Medicare eligible salaried retirees, and the prescription drug benefit provided to Medicare eligible hourly retirees is insured and the insurance premium is fully paid by the retirees. The benefits of the Act are expected to be realized by the Company's retirees and the Act will have no effect on the Company's results of operations, financial position or liquidity.

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Since August 31, 2003, there have been no significant changes in the Company's exposure to market risks.

         ITEM 4: CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective such that information related to the Company required to be disclosed in the Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on January 20, 2004. The only item voted upon at the meeting was the election of directors. The results of the election are shown below. Directors not elected at this meeting and whose term of office continued after the meeting are Richard T. Crowder, Paul H. Hatfield, John C. Hunter III and James E. Warjone.

                                  Percent of                     Percent of
      Director        Votes For  Total Shares   Votes Withheld  Total Shares
--------------------  ---------  ------------   --------------  ------------
Jeffrey T. Cook       6,521,111          75.0%          42,777           0.5%
Thomas D. Malkoski    6,386,142          73.4%         177,746           2.0%
Sally G. Narodick     6,230,712          71.6%         333,176           3.8%
William E. Buchholz   6,380,335          73.3%         183,553           2.1%
R. Randolph Devening  6,530,139          75.1%          33,749           0.4%

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Forms 8-K.

         A Form 8-K was filed on December 19, 2003 relating to the Registrant's financial information for the first fiscal quarter ended November 30, 2003, as presented in a press release on December 18, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Penford Corporation
                                        ---------------------------------
                                        (Registrant)

April 13, 2004                          /s/ Steven O. Cordier
                                        ---------------------------------
                                        Steven O. Cordier
                                        Vice President, Chief Financial Officer
                                        and Corporate Secretary

                                  EXHIBIT INDEX

Exhibit No.                                              Description
-----------  ---------------------------------------------------------------------------------------------------
  31.1       Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2       Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002