Form 10-Q
period 2004-05-31
PENFORD CORP
filed 2004-07-15
CIK 739608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 31, 2004

                                       OR

      ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________________

                           Commission File No. 0-11488

                               PENFORD CORPORATION
             (Exact name of registrant as specified in its charter)

                Washington                                       91-1221360
----------------------------------------                     -------------------
         (State of Incorporation)                             (I.R.S. Employer
                                                             Identification No.)

        7094 South Revere Parkway,
            Englewood, Colorado                                  80112-3932
----------------------------------------                     -------------------
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act Yes  X      No
                                     -----      -----

The net number of shares of the Registrant's common stock (the Registrant's only outstanding class of stock) outstanding as of July 13, 2004 was 8,781,873.

                      PENFORD CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I--FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - May 31, 2004 and August 31, 2003                                  3

       Condensed Consolidated Statements of Income - Three and Nine Months ended
         May 31, 2004 and 2003                                                                                   4

       Condensed Consolidated Statements of Cash Flow - Nine Months ended
         May 31, 2004 and 2003                                                                                   5

       Notes to Condensed Consolidated Financial Statements                                                      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        17

   Item 4.  Controls and Procedures                                                                             17

PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                                                    18

   Signatures                                                                                                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                      PENFORD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     May 31,       August 31,
(In thousands, except  per share data)                                                2004           2003
--------------------------------------------------------------------------------    ---------      ----------
                                                                                   (Unaudited)
                                                          ASSETS
Current assets:
     Cash                                                                           $   7,294      $   5,697
     Trade accounts receivable, net                                                    41,566         35,809
     Inventories                                                                       32,493         26,839
       Prepaid expenses                                                                 3,614          4,168
     Other                                                                              3,314          3,772
                                                                                    ---------      ---------
       Total current assets                                                            88,281         76,285

Property, plant and equipment, net                                                    127,889        128,776
Deferred income taxes                                                                   9,984          9,853
Restricted cash value of life insurance                                                12,347         12,136
Goodwill, net                                                                          20,580         18,394
Other intangible assets, net                                                            2,608          2,658
Other assets                                                                            3,499          2,791
                                                                                    ---------      ---------
         Total assets                                                               $ 265,188      $ 250,893
                                                                                    =========      =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  27,980      $  21,853
     Accrued pension liability                                                          2,717          2,524
     Accrued liabilities                                                                8,707          9,895
     Current portion of long-term debt                                                  4,438          3,000
                                                                                    ---------      ---------
         Total current liabilities                                                     43,842         37,272

Long-term debt                                                                         74,174         76,696
Other post-retirement benefits                                                         12,356         11,648
Deferred income taxes                                                                  19,409         19,914
Other liabilities                                                                      17,629         17,478
                                                                                    ---------      ---------
         Total liabilities                                                            167,410        163,008

Shareholders' equity:
     Preferred stock, par value $1.00 per share, authorized 1,000 shares,
         none issued                                                                     --             --
     Common stock, par value $1.00 per share, authorized 29,000 shares,
         issued 10,762 and 10,585 shares, respectively                                 10,762         10,585
     Additional paid-in capital                                                        36,613         34,628
     Retained earnings                                                                 76,610         73,985
     Treasury stock, at cost, 1,981 shares                                            (32,757)       (32,757)
     Accumulated other comprehensive income                                             6,550          1,444
                                                                                    ---------      ---------
         Total shareholders' equity                                                    97,778         87,885
                                                                                    ---------      ---------
         Total liabilities and shareholders' equity                                 $ 265,188      $ 250,893
                                                                                    =========      =========


The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                  Three months ended          Nine months ended
                                                                        May 31,                     May 31,
                                                                -----------------------     -----------------------
(In thousands, except per share data)                              2004         2003          2004          2003
-------------------------------------------------------         ---------     ---------     ---------     ---------
Sales                                                           $  72,484     $  66,035     $ 207,136     $ 193,769

Cost of sales                                                      60,461        55,839       175,393       161,141
                                                                ---------     ---------     ---------     ---------
   Gross margin                                                    12,023        10,196        31,743        32,628

Operating expenses                                                  6,156         5,786        17,330        17,969
Research and development expenses                                   1,595         1,290         4,551         4,036
Restructure costs, net                                                384          --           1,125          (117)
                                                                ---------     ---------     ---------     ---------

   Income from operations                                           3,888         3,120         8,737        10,740

Non-operating income, net                                             505           627         1,010         2,809
Interest expense                                                    1,060         1,265         3,352         4,249
                                                                ---------     ---------     ---------     ---------

   Income before income taxes                                       3,333         2,482         6,395         9,300

Income taxes                                                        1,014           727         2,196         2,661
                                                                ---------     ---------     ---------     ---------

Net income                                                      $   2,319     $   1,755     $   4,199     $   6,639
                                                                =========     =========     =========     =========

Weighted average common shares and equivalents outstanding:
   Basic                                                            8,771         8,404         8,713         7,974
   Diluted                                                          8,933         8,489         8,835         8,099

Earnings per share:
   Basic                                                        $    0.26     $    0.21     $    0.48     $    0.83
   Diluted                                                      $    0.26     $    0.21     $    0.48     $    0.82

Dividends declared per common share                             $    0.06     $    0.06     $    0.18     $    0.18





The accompanying notes are an integral part of these statements.

                      PENFORD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                                                                          Nine Months Ended
                                                                               May 31,
                                                                        ----------------------
(In thousands)                                                            2004          2003
-------------------------------------------------------------------     --------      --------
Cash flows from operating activities:
   Net income                                                           $  4,199      $  6,639
   Adjustments to reconcile net income to net cash from operations:
         Depreciation and amortization                                    13,374        13,131
         Deferred income taxes                                              (753)       (1,159)
         Gain on sale of Hi-maize(R) assets                                 --          (1,916)
         Loss on early extinguishment of debt                                665          --
         Other                                                             1,136           629
   Change in assets and liabilities:
         Trade accounts receivable                                        (4,198)       (2,100)
         Prepaid expenses                                                    512            34
         Inventories                                                      (3,984)          727
         Accounts payable and accrued liabilities                          4,002         2,557
         Taxes payable                                                        88           445
         Other                                                               879          (549)
                                                                        --------      --------

   Net cash provided by operating activities                              15,920        18,438
                                                                        --------      --------

Cash flows from investing activities:
   Investment in property, plant and equipment, net                       (8,007)       (5,889)
   Proceeds from sale of Hi-maize(R) assets, net                            --           2,054
   Proceeds from licensing agreement, net                                   --           1,653
   Other                                                                    (210)         (458)
                                                                        --------      --------

   Net cash used in investing activities                                  (8,217)       (2,640)
                                                                        --------      --------

Cash flows from financing activities:
   Proceeds from revolving line of credit                                 35,975        22,783
   Payments on revolving line of credit                                  (65,083)      (19,001)
   Proceeds from long-term debt                                           50,039          --
   Payments of long-term debt                                            (24,934)      (22,419)
   Exercise of stock options                                               1,922         1,172
   Net proceeds from issuance of common stock                               --           6,976
   Payment of loan fees                                                   (1,733)         (185)
   Decrease in cash overdraft                                               --          (1,754)
   Payment of dividends                                                   (1,563)       (1,398)
   Other                                                                    --             (12)
                                                                        --------      --------

   Net cash used in financing activities                                  (5,377)      (13,838)
                                                                        --------      --------

Effect of exchange rate changes on cash and cash equivalents                (729)          208
                                                                        --------      --------

Net increase in cash and cash equivalents                                  1,597         2,168
Cash and cash equivalents, beginning of period                             5,697           765
                                                                        --------      --------
Cash and cash equivalents, end of period                                $  7,294      $  2,933
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

    2--BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2004 and the condensed consolidated statements of income and cash flows for the interim periods ended May 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended August 31, 2003.

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

                                                          Three months ended             Nine months ended
                                                                May 31,                       May 31,
                                                        ------------------------      ------------------------
(In thousands except share and per share data)            2004           2003           2004           2003
------------------------------------------------------  ---------      ---------      ---------      ---------
Net income, as reported                                 $   2,319      $   1,755      $   4,199      $   6,639

Add: Stock-based employee compensation expense
        included in reported net income, net of tax            21             11             58             57
Less: Stock-based employee compensation expense
        determined under the fair value method for
        all awards, net of tax                               (263)          (234)          (953)          (749)
                                                        ---------      ---------      ---------      ---------
   Pro forma net income                                 $   2,077      $   1,532      $   3,304      $   5,947

Earnings per share:
Reported basic earnings per common share                $    0.26      $    0.21      $    0.48      $    0.83
                                                        =========      =========      =========      =========
Reported diluted earnings per common share              $    0.26      $    0.21      $    0.48      $    0.82
                                                        =========      =========      =========      =========
Pro forma basic earnings per common share               $    0.24      $    0.18      $    0.38      $    0.75
                                                        =========      =========      =========      =========
Pro forma diluted earnings per common share             $    0.23      $    0.18      $    0.37      $    0.73
                                                        =========      =========      =========      =========


    In December 2003, the Financial Accounting Standards Board ("FASB") issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS No. 132 (R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS No. 132 (R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements in its Condensed Consolidated Financial Statements for the quarter ended May 31, 2004 as disclosed in Note 10.

    In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's post-retirement health care benefit plan provides no prescription drug benefit to Medicare eligible salaried retirees, and the prescription drug benefit provided to Medicare eligible hourly retirees is insured and the insurance premium is fully paid by the retirees. The benefits of the Act are expected to be realized by the Company's retirees and the Act will have no effect on the Company's results of operations, financial position or liquidity.

    3--INVENTORIES

    The components of inventory are as follows:

                             May 31,    August 31,
                              2004        2003
                             -------    ---------
                               (In thousands)
Raw materials and other      $13,719     $11,470
Work in progress                 641         569
Finished goods                18,133      14,800
                             -------     -------
       Total inventories     $32,493     $26,839
                             =======     =======

    4--PROPERTY, PLANT AND EQUIPMENT

                                              May 31,       August 31,
                                               2004           2003
                                             ---------      ----------
                                                  (In thousands)
Land                                         $  15,597      $  14,511
Plant and equipment                            290,210        278,884
Construction in progress                         8,037          7,323
                                             ---------      ---------
                                               313,844        300,718
Accumulated depreciation                      (185,955)      (171,942)
                                             ---------      ---------
       Net property, plant and equipment     $ 127,889      $ 128,776
                                             =========      =========

    Favorable Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first nine months of fiscal 2004 by approximately $4.1 million.

    5--RESTRUCTURING RESERVE

    In fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1.4 million related to severance and other exit activity expenses. The restructuring covered seven employees, all of which were terminated by May 31, 2004. In fiscal 2004, $0.4 million in severance costs were paid. The restructuring reserve at May 31, 2004 of $0.1 million represents remaining severance costs to be paid in fiscal 2004.

    In the first quarter of fiscal 2004, the Company's Australian business implemented an organizational restructure plan and expensed $0.3 million as restructuring costs related to severance and fringe benefits for five employees. As of May 31, 2004, all five of the employees have been terminated and all severance and related costs have been paid.

    In the second quarter of fiscal 2004, the Company's Industrial Ingredients--North America business implemented a workforce reduction of 38 employees, all of which were terminated during the second quarter. In connection therewith, $0.5 million was charged to operating expense as restructuring costs. As of May 31, 2004, all severance and related costs were paid.

    In the third quarter of fiscal 2004, the Company's Australian business recorded a restructuring charge of $0.4 million related to a workforce reduction of 11 employees at its Tamworth, New South Wales, facility. The restructure reserve at May 31, 2004 of $0.2 million represents severance and related benefits to be paid in fiscal 2004.

    6--DEBT

    On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. For the quarter ended May 31, 2004, the Company was in compliance with the covenants and expects to be in compliance for the remainder of the fiscal year. At May 31, 2004, the Company had $29.7 million outstanding under its revolving credit facilities and $48.9 million in term loans.

    7--TAXES

    The Company's effective tax rate for the three and nine months ended May 31, 2004 and 2003 varied from the U.S. federal statutory rate due to U. S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. Income tax expense for the nine months ended May 31, 2004 included a $0.3 million second quarter charge for the effects of the final implementation of the new Australian consolidation tax legislation.

    8--OTHER COMPREHENSIVE INCOME (LOSS)

    The components of total comprehensive income (loss) are as follows:

                                                     Three months ended          Nine months ended
                                                           May 31,                     May 31,
                                                    ----------------------     ----------------------
                                                      2004          2003         2004          2003
                                                    --------      --------     --------      --------
                                                                      (In thousands)
Net income                                          $  2,319      $  1,755     $  4,199      $  6,639
Foreign currency translation adjustments              (4,122)        2,456        4,283         6,264
Change in unrealized gains on derivative
   instruments that qualify as cash flow hedges           82           823          (86)          (22)
                                                    --------      --------     --------      --------
       Total comprehensive income (loss)            $ (1,721)     $  4,125     $  9,305      $ 12,881
                                                    ========      ========     ========      ========


    9--NON-OPERATING INCOME, NET

    Non-operating income, net consists of the following:

                                         Three months ended       Nine months ended
                                              May 31,                  May 31,
                                         -------------------     --------------------
                                          2004        2003        2004         2003
                                         -------     -------     -------      -------
                                                        (In thousands)
Loss on early extinguishment of debt     $    --     $    --     $  (665)     $    --
Gain on sale of Hi-maize(R) business          --          --          --        1,916
Gain on sale of investment                    --          --         150           --
Royalty and licensing income                 434         400       1,197          806
Other                                         71         227         328           87
                                         -------     -------     -------      -------
    Total                                $   505     $   627     $ 1,010      $ 2,809
                                         =======     =======     =======      =======


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

    NOTE 10 - PENSION AND POST-RETIREMENT BENEFIT PLANS

    The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS No. 132 (R) as described in Note 2:

                                    Three months ended        Nine months ended
Defined benefit plans                    May 31,                    May 31,
                                   --------------------      --------------------
                                    2004         2003         2004         2003
                                   -------      -------      -------      -------
                                                   (In thousands)
Service cost                       $   229      $   179      $   686      $   537
Interest cost                          472          460        1,417        1,379
Expected return on plan assets        (434)        (427)      (1,302)      (1,282)
Amortization and deferrals             167           95          500          286
                                   -------      -------      -------      -------
   Net periodic benefit cost       $   434      $   307      $ 1,301      $   920
                                   =======      =======      =======      =======

                                 Three months ended     Nine months ended
Post-retirement plan                   May 31,               May 31,
                                 ------------------     -----------------
                                  2004       2003        2004       2003
                                 ------     ------      ------     ------
                                            (In thousands)
Service cost                     $  126     $   77      $  379     $  232
Interest cost                       213        176         639        528
Amortization                         15        (16)         44        (48)
                                 ------     ------      ------     ------
   Net periodic benefit cost     $  354     $  237      $1,062     $  712
                                 ======     ======      ======     ======

    Penford previously disclosed in its consolidated financial statements for the year ended August 31, 2003 that it expected to make minimum contributions to the pension plans of $1.8 million during fiscal 2004. Contributions of $1.1 million have been made to the pension plans during the first nine months of fiscal 2004. Penford does not anticipate any additional contributions to the plans for the remainder of fiscal 2004. Required contributions to the pension plans during fiscal 2004 were reduced as a result of federal funding relief legislation.

    11--SEGMENT REPORTING

    Financial information for the Company's three segments is presented below. The first two segments, Industrial Ingredients--North America and Food Ingredients--North America, are broad categories of end-market users, primarily served by the Company's U.S. operations. The third segment is the Company's geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for "corporate and other" activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients--North America of $192,000 and $459,000 for the three and nine month periods ended May 31, 2004, respectively, and $135,000 and $472,000 in the three and nine month periods ended May 31, 2003, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

                                                   Three months ended             Nine months ended
                                                         May 31,                       May 31,
                                                 ------------------------      ------------------------
                                                   2004           2003           2004           2003
                                                 ---------      ---------      ---------      ---------
                                                                     (In thousands)
Sales:
   Industrial Ingredients--North America         $  38,679      $  34,912      $ 107,006      $ 104,272
   Food Ingredients--North America                  11,417         10,954         34,283         33,418
   Australia/New Zealand operations                 22,580         20,304         66,306         56,551
   Intercompany sales                                 (192)          (135)          (459)          (472)
                                                 ---------      ---------      ---------      ---------
                                                 $  72,484      $  66,035      $ 207,136      $ 193,769
                                                 =========      =========      =========      =========

Income from operations:
   Industrial Ingredients--North America (1)     $   2,964      $   2,190      $   6,079      $   7,390
   Food Ingredients--North America                   1,096          1,113          3,714          4,499
   Australia/New Zealand operations (2)              1,692          1,217          3,500          3,682
   Corporate and other (3)                          (1,864)        (1,400)        (4,556)        (4,831)
                                                 ---------      ---------      ---------      ---------
                                                 $   3,888      $   3,120      $   8,737      $  10,740
                                                 =========      =========      =========      =========

---------------------------------------------------
(1) Restructuring costs of $487,000 have been included in income from operations in the nine months ended May 31, 2004.
(2) Restructuring costs of $384,000 and $638,000 have been included in income from operations for the three and nine months ended May 31, 2004, respectively.
(3) Restructuring reserve adjustment of $(117,000) is included in income from operations in the nine months ended May 31, 2003.

                                            May 31,     August 31,
                                              2004         2003
                                            --------    ----------
                                               (In thousands)
Total assets:
   Industrial Ingredients-North America     $105,775     $106,732
   Food Ingredients--North America            31,655       35,205
   Australia/New Zealand operations           97,986       85,269
   Corporate and other                        29,772       23,687
                                            --------     --------
                                            $265,188     $250,893
                                            ========     ========

    12--EARNINGS PER SHARE

    Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2004 and 2003.

                                              Three months ended   Nine months ended
                                                     May 31,            May 31,
                                              ------------------   ------------------
                                                2004      2003      2004      2003
                                                -----     -----     -----     -----
                                                           (In thousands)
Weighted average common shares outstanding      8,771     8,404     8,713     7,974
Dilutive stock options                            162        85       122       125
                                                -----     -----     -----     -----
Weighted average common shares outstanding,
    assuming dilution                           8,933     8,489     8,835     8,099
                                                =====     =====     =====     =====

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


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2004

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

    Management Overview

    Consolidated sales for three months ended May 31, 2004, increased $6.4 million or 10% to $72.5 million from $66.0 million in fiscal 2003 reflecting higher volumes at Penford's Industrial Ingredients--North America business and favorable Australian and New Zealand currency exchange rates. The decline in grain costs at Penford's Australia/New Zealand operations as well as effective implementation of productivity improvement programs worldwide improved gross margin for the third quarter of fiscal 2004 to $12.0 million from $10.2 million in fiscal 2003. Gross margin as a percent of sales increased to 16.6% in the third quarter of fiscal 2004 from 15.4% in the prior year period. Sales for the nine months ended May 31, 2004 were $207.1 million, an increase of $13.4 million, or 7%, over the same period in fiscal 2003, primarily due to favorable currency exchange rates, partially offset by volume decline and price competition at the Company's Australia and New Zealand operations.

    Reduced discretionary spending and workforce reductions have held operating and research and development expenses to 10.7% of sales for the third quarter of fiscal 2004. Operating income for the quarter ended May 31, 2004 included a $0.4 million restructuring charge related to a workforce reduction at the Company's Australian business which affected 11 employees. Operating income for the nine months ended May 31, 2004 declined by $2.0 million from the prior year period, due primarily to higher natural gas costs and restructuring costs of $1.1 million. A discussion of segment results of operations follows.

    Sales

    Sales at the Company's Industrial Ingredients--North America business unit increased by $3.8 million, or 11%, to $38.7 million in the third quarter of fiscal 2004 compared to the prior year period. Volumes rose 7% as paper mill customers experienced increased orders from their end markets, increasing Penford's sales by approximately $2.4 million. Improvements in average pricing also contributed to the increase in sales. Sales for the nine months ended May 31, 2004 rose $2.7 million, or 3% from the prior year period, due primarily to improvements in average pricing.

    Sales for the Australia/New Zealand operations increased $2.3 million, or 11%, and $9.8 million, or 17%, in the three and nine months ended May 31, 2004, respectively, compared to the prior year periods. Favorable currency exchange rates were the dominant factor for the increase, offset by lower volumes and the effects of pricing incentives resulting from competition from imported products.

    Third quarter fiscal 2004 sales for the Food Ingredients--North America business increased $0.5 million, or 4%, to $11.4 million compared to the prior year quarter. Sales for the nine months ended May 31, 2004 increased $0.9 million, or 3%, over last year. Sales for both the third quarter and fiscal 2004 year to date increased due to stronger sales of potato coatings products and new binding, coating and marinade products for processed meat applications.

    Income from operations

    Income from operations at Penford's Industrial Ingredients--North America business unit increased $0.8 million in the third quarter of fiscal 2004 to $3.0 million compared to the year ago period. Gross margin as a percent of sales increased to 15.0% for the quarter ended May 31, 2004 from 14.5% the previous year on increased revenues, better efficiency due to higher plant utilization and reduced manufacturing costs from process improvements. These improvements in gross margin were offset by approximately $0.2 million in higher natural gas costs, which remains above levels a year ago. Income from operations decreased $1.3 million for the nine months ended May 31, 2004 compared to the same period last year and gross margin as a percent of sales declined to 14.1% from 15.6% last year. Improvements in average sales pricing were more than offset by higher natural gas costs of approximately $1.7 million, increased retirement costs of approximately $0.8 million and second quarter 2004 restructuring costs of $0.5 million. See Note 5 to the Condensed Consolidated Financial Statements.

    Income from operations at the Company's Australia/New Zealand operations increased $0.5 million to $1.7 million in the third quarter of fiscal 2004 compared to the prior year period. Gross margin as a percent of sales increased to 15.0% in the third quarter of fiscal 2004 from 11.4% in the same period last year. Gross profit increased $1.1 million due primarily to lower grain input costs and the impact of workforce reductions announced during the first half of fiscal 2004, partially offset by competitive pricing. Operating income for the third quarter of fiscal 2004 includes a $0.4 million charge related to additional headcount reductions announced during the third quarter at Australia's plant in Tamworth, New South Wales. Operating income for the nine months ended May 31, 2004 declined $0.2 million from the prior year on lower sales volumes, competitive pricing and $0.6 million of restructuring costs, partially offset by lower grain costs and favorable currency exchange rates. The fiscal 2004 third quarter and year-to-date restructuring costs have been reflected as a separate line in the accompanying Condensed Consolidated Statements of Income. See Note 5 to the Condensed Consolidated Financial Statements.

    Third quarter income from operations at the Food Ingredients--North American business unit was comparable to the same period in fiscal 2003. In the third quarter of fiscal 2004, gross margin as a percent of sales declined to 24.8% from 25.8% last year due to higher input costs and sales incentive programs to strengthen market position in the potato coatings product categories. Operating income for the nine months ended fiscal 2004 declined by $0.8 million due to lower plant utilization in the second quarter of fiscal 2004 caused by a five-week shut down in dextrose production to balance inventories and second quarter manufacturing plant inefficiencies. Higher natural gas costs also continue to negatively affect gross margins.

    Corporate operating expenses

    Corporate operating expenses for the third quarter of fiscal 2004 increased $0.5 million over the prior year period primarily related to higher public company costs. Operating expenses declined $0.3 million in the nine months ended May 31, 2004, compared to prior year period due to lower executive personnel and recruiting costs, and a reduction in overall discretionary spending, offset by higher third quarter public company costs.

    Interest and taxes

    Interest expense decreased $0.2 million and $0.9 million in the three and nine months ended May 31, 2004, respectively, compared to the same periods in the prior year. Lower average debt outstanding during the periods and lower interest rates equally contributed to the decline in interest rates.

    The Company's effective tax rate for the three and nine months ended May 31, 2004 and 2003 varied from the U.S. federal statutory rate due to U. S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. Income tax expense for the nine months ended May 31, 2004 included a $0.3 million second quarter charge for the effects of the final implementation of the new Australian consolidation tax legislation.

    Non-operating income, net

    Non-operating income, net consists of the following:

                                         Three months ended       Nine months ended
                                               May 31,                 May 31,
                                         -------------------     --------------------
                                          2004        2003        2004         2003
                                         -------     -------     -------      -------
                                                       (In thousands)
Loss on early extinguishment of debt     $    --     $    --     $  (665)     $    --
Gain on sale of Hi-maize(R) business          --          --          --        1,916
Gain on sale of investment                    --          --         150           --
Royalty and licensing income                 434         400       1,197          806
Other                                         71         227         328           87
                                         -------     -------     -------      -------
    Total                                $   505     $   627     $ 1,010      $ 2,809
                                         =======     =======     =======      =======

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

    LIQUIDITY AND CAPITAL RESOURCES

    At May 31, 2004, Penford had working capital of $44.4 million compared to $39.0 million at August 31, 2003. Cash flow from operations was $15.9 million and $18.4 million for the nine months ended May 31, 2004 and 2003, respectively. The decrease in operating cash flow is primarily due to an increase in working capital.

    Cash flow from investing activities declined approximately $5.6 million in the nine months of fiscal 2004 compared to the same period in the prior year. This decline is due to cash receipts totaling $3.7 million related to the Company's sale of certain assets of its Hi-maize(R) business and an upfront licensing fee for the use of certain intellectual property in the first quarter of fiscal 2003, and an increase in fiscal 2004 capital expenditures of $2.1 million.

    On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either LIBOR (or the Australian equivalent) or the prime rate, depending on the selection of borrowing options. All of Penford's assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. For the quarter ended May 31, 2004, the Company was in compliance with the covenants and expects to be in compliance for the remainder of the fiscal year. At May 31, 2004, the Company had $29.7 million outstanding under its revolving credit facilities and $48.9 million in term loans.

    During the nine month period ended May 31, 2004, the Company paid dividends of $1.6 million representing $0.18 per share, the same per share dividend rate as the nine month period ended May 31, 2003. On June 29, 2004, the Board of Directors declared a dividend of $0.06 per common share payable on September 3, 2004 to shareholders of record as of August 13, 2004. Any future dividends will be paid at the discretion of the Company's board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2003, the Financial Accounting Standards Board ("FASB") issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS No. 132 (R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS No. 132 (R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements are effective for interim periods beginning after December 15, 2003. The Company adopted the interim disclosure requirements in its Condensed Consolidated Financial Statements for the quarter ended May 31, 2004 as disclosed in Note 10.

    In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's post-retirement health care benefit plan provides no prescription drug benefit to Medicare eligible salaried retirees, and the prescription drug benefit provided to Medicare eligible hourly retirees is insured and the insurance premium is fully paid by the retirees. The benefits of the Act are expected to be realized by the Company's retirees and the Act will have no effect on the Company's results of operations, financial position or liquidity.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Since August 31, 2003, there have been no significant changes in the Company's exposure to market risks.

ITEM 4:    CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective such that information related to the Company required to be disclosed in the Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION



ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     Exhibits

         31.1         Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2         Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32           Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Forms 8-K.

         A Form 8-K was filed on March 24, 2004 relating to the Registrant's financial information for the second fiscal quarter ended February 29, 2004, as presented in a press release on March 22, 2004.

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



                                  Penford Corporation
                                  ----------------------------------------------
                                  (Registrant)




July 14, 2004                     /s/ Steven O. Cordier
                                  ----------------------------------------------
                                  Steven O. Cordier
                                  Vice President, Chief Financial Officer and
                                  Corporate Secretary

                                  EXHIBIT INDEX

  Exhibit No.                                                   Description
----------------    ----------------------------------------------------------------------------------------------------
     31.1           Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2           Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32             Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002