Form 10-K
period 2004-08-31
PENFORD CORP
filed 2004-11-15
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2004

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

Common Stock, $1.00 par value

Common Stock Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 27, 2004 was approximately $98.3 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The net number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 9, 2004 was 8,823,633.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

PART I

Item 1:     Business

Description of Business

      Penford Corporation (“Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food applications. The Company uses its carbohydrate chemistry expertise to develop ingredients with starch as a base for value-added applications in several markets including papermaking and food products. The Company manages its business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by the U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business. Financial information about Penford’s segments and geographic areas is included in Note 17 to the Consolidated Financial Statements.

      Penford’s family of products provides functional characteristics to customers’ products. Carbohydrate-based specialty starches possess binding and film-forming attributes that provide convenient and cost-effective solutions that make customers’ products perform better. The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and their application. In addition, Penford has specialty processing capabilities for a variety of modified starches.

      Specialty products for industrial applications are designed to improve the strength and quality of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Penford’s products are a cost-effective alternative to synthetic ingredients.

      Specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as French fries sold in quick-service restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and other food and bakery products.

      Penford is a Washington Corporation originally incorporated in September 1983. The Company commenced operations as a publicly-traded company on March 1, 1984.

Acquisition

      On September 29, 2000, Penford acquired Penford Australia for $54.2 million in cash, plus transaction costs of approximately $1.7 million. This acquisition expanded Penford’s product offerings to include corn-based food grade products. Penford Australia also expanded the Company’s global market presence in Australia, New Zealand and Asia.

Transactions with National Starch

      In November 2002, Penford sold certain assets of its resistant starch business to National Starch Corporation (“National Starch”), a wholly-owned subsidiary of Imperial Chemical Industries PLC of the U.K., for $2.5 million.

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

      Penford also entered into a tolling arrangement under which it will manufacture resistant starch products for National Starch, if requested by National Starch. See Note 19 to the Consolidated Financial Statements.

Raw Materials

      Corn: Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices related to the major U.S. grain markets.

      Penford Australia’s corn wet milling facilities in Lane Cove, Australia, and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. The corn sourced in Australia and New Zealand is contracted prior to harvest (March — June). Corn used in Australia is purchased and stored for use in both the current and following year. The corn sourced in New Zealand is purchased forward for future delivery. Some corn is also purchased from Australia and China to supplement the corn sourced in New Zealand.

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

      Wheat Products: Penford Australia’s Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products such as wheat starch, wheat gluten and glucose syrup. Tanker trucks from a local flour mill supply wheat flour under a four-year supply agreement which expires in December 2007.

      Chemicals: The primary chemicals used in the manufacturing processes are readily available commodity chemicals, subject to price fluctuations due to market conditions.

      Natural Gas: The primary energy source for most of Penford’s plants is natural gas. Penford contracts its natural gas supply with regional suppliers, generally under short-term supply agreements, and at times uses futures contracts to hedge the price of natural gas in North America.

      Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints, although drought conditions in Australia have impacted the prices of corn and wheat in that area and strong demand has substantially increased natural gas prices. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 45-50% of the recovered starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development will result in capacity constraints.

      Over half of the manufacturing costs are the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists of other utility costs, labor costs and depreciation and maintenance costs related to manufacturing plant and equipment. The prices of raw materials may fluctuate, and increases in prices may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short term supply agreements for other production requirements in all locations.

Research and Development

      Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects requiring coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-

term, new product development and commercialization initiatives. Research and development expenses were $6.1 million, $5.4 million and $6.0 million for fiscal years ended August 31, 2004, 2003 and 2002, respectively.

      At the end of fiscal 2004, Penford had 36 scientists, including 5 PhD’s in carbohydrate and polymer chemistry, who comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of Penford’s business.

Patents, Trademarks and Tradename

      Penford owns a number of patents, trademarks and tradenames to protect product development and commercialization findings that may provide a competitive advantage in the marketplace. However, most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

      Penford has approximately 208 current and pending patents, most of which are related to base technologies in French fry coatings, coatings for the paper industry and high amylose resistant starch for food ingredients. Penford’s patents expire at various times between 2005 and 2020. The annual cost to renew all of the Company’s patents is approximately $0.2 million. Other companies may develop similar or functionally equivalent products or may successfully challenge the validity of these patents. Also, Penford’s processes or products may infringe upon the patents of third parties.

      Specialty starch ingredient brand names for industrial applications include, among others, Penford® Gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind®, PenCling®, PenPlus®, CanTab®, MAPSTM, MazacaTM and FieldcleerTM.

Quarterly Fluctuations

      Penford’s revenues and operating results vary from quarter to quarter. The Company experiences seasonality with the Penford Australia operations. The Company has lower sales volumes and gross margins in Australia and New Zealand’s summer months, which corresponds to Penford’s second fiscal quarter. This seasonal decline is caused by the closure of some customers’ plants for public holidays and maintenance during this period. Decreased consumption of some foods, such as packaged bread, which use the Company’s products also contribute to this seasonal trend. Sales volumes of the Food Ingredients — North America products used in French fry coatings are also generally lower during the Penford’s second fiscal quarter due to decreased consumption of French fries during the holiday season.

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

Environmental Matters

      Penford’s operations are governed by various Federal, state, local and foreign environmental laws and regulations. In the United States, such laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the EPA Oil Pollution Control Act, OSHA Hazardous Materials regulations, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act and the Superfund Amendments and Reauthorization Act. In Australia, Penford is subject to the environmental requirements of the Protection of the Environment Operations Act, the Dangerous Goods Act, the Ozone Protection Act, the Environmentally Hazardous Chemicals Act, and the Contaminated Land Management Act. In New Zealand, the Company is subject to the Resource Manage-

ment Act, the Dangerous Goods Act, the Hazardous Substances and New Organisms Act and the Ozone Protection Act. Permits are required by the various environmental agencies which regulate the Company’s operations. Penford has obtained all necessary environmental permits required for its operations. Penford’s operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, is $1.7 million.

      Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of Penford’s business in a safe and fiscally responsible manner that protects and preserves the health and safety of employees, the communities surrounding the Company’s plants, and the environment. The Company continuously monitors environmental legislation and regulations, which may affect any of Penford’s operations.

      There have been no material impacts on the Company’s operations resulting from compliance with environmental regulations. No unusual expenditures for environmental facilities and programs are anticipated in the coming year.

Principal Customers

      Penford sells to a variety of customers for applications in foods products, papermaking, textiles, mining and other industrial uses. The Company has several relatively large customers in each business segment. However, over the last three years Penford had no customers that exceeded 10% of sales.

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

Employees

      At August 31, 2004, Penford had 618 total employees. In North America, Penford had 353 employees, of which approximately 42% are members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expired August 1, 2004, at which time approximately 150 members of the Bakery, Confectionary, Tobacco Workers and Grain Millers union, Local 100G, went on strike. On October 17, 2004, the union members voted to accept a five-year contract offer made by the Company. Penford Australia had 265 employees, of which 70% are members of trade unions in Australia and New Zealand. The Australian union contracts for its Lane Cove and Tamworth facilities have expiration dates of November 30, 2005 and September 30, 2006, respectively. The New Zealand union agreement expires in April 2007.

Sales and Distribution

      All sales are generated using a combination of direct sales and distributor agreements. Penford supports its sales efforts with technical and advisory assistance with the customers’ use of the Company’s products. Penford ships its product promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

      Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to three years or on a spot basis. In fiscal 2004, approximately 65% of these sales are under fixed price contracts, with 35% representing formula price and spot business.

      Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail, truck or barge to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.

Foreign Operations and Export Sales

      Penford further expanded into foreign markets with its acquisition of Penford Australia in September 2000. Penford Australia is the sole producer of corn starch products in Australia and New Zealand. Competition is from imported products, except in wheat flour based starches where there is one other producer in Australia. Starches have the ability to be chemically and physically modified to meet the wide range of demands (such as viscosity, resistance to arduous processing conditions and clarity) required by the food industry. Penford Australia has developed novel starch-based products, as evidenced by patents obtained for high amylose maize starches for use as dietary fiber. Penford Australia manufactures products used to enhance the quality of packaged food products, generally through providing the texture and viscosity required by the customer for products such as sauces and gravies. Penford Australia’s starch products are also used in industrial applications including mining, paper, corrugating and building materials. The products used in the mining industry are specifically used in the flotation process for extracting minerals from finely ground hard rock ores. The starches assist in this process by selectively adhering to elements of the ground rock to aid separation in air agitated flotation cells. The Company’s operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products.

      Export sales from Penford’s businesses in the U.S. and Australia/ New Zealand accounted for approximately 19%, 18% and 17% of total sales in fiscal 2004, 2003 and 2002, respectively.

Available Information

      Penford’s Internet address is www.penx.com. There the Company provides free access to Penford’s annual report on 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s SEC reports can be accessed through the investor relations section of the Web site. The information found on Penford’s Web site is not part of this or any other report filed with or furnished to the SEC.

Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	48	President and Chief Executive Officer
Randy Burns	48	Vice President, Operations and Supply Chain
Steven O. Cordier	48	Vice President, Chief Financial Officer and Corporate Secretary
Gregory R. Keeley.	55	Vice President and President, Penford Products Co.
Wallace H. Kunerth	56	Vice President and Chief Science Officer
Robert G. Lowndes	57	Vice President and Managing Director, Penford Australia
John R. Randall	60	Vice President and General Manager, Penford Food Ingredients

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

      Mr. Burns joined Penford in August 2003 as Vice President, Operations and Supply Chain. From 2002 to August 2003, Mr. Burns was Operations Manager-Central Area for Kraft Foods, Inc. and from 1996 to 2002 he was the North Area Manager/ Plant Manager for Nabisco, Inc./ Kraft Foods. From 1993-1996, Mr. Burns was the General Manager, Operations for Continental Baking Company, a subsidiary of Ralston Purina which operated bread bakeries. Prior to 1993, Mr. Burns held various management and operations positions with Nalley’s Fine Foods, a manufacturer of specialty foods, and Frito-Lay Company, a manufacturer and marketer of snack foods.

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

      Dr. Kunerth has served as Penford’s Chief Science Officer since 2000. From 1997 to 2000, he served in food science research management positions at Monsanto Company, a provider of agricultural products and integrated solutions for farmers. Before Monsanto, he was the Vice President of Technology at Penford’s food ingredients business from 1993 to 1997.

      Mr. Lowndes joined Penford as Managing Director of the Australian/ New Zealand operations when the Company acquired Penford Australia in September 2000. He served as General Manager of that business from 1995 to 2000 under the ownership of Goodman Fielder Ltd.

      Mr. Randall has served as Vice President and General Manager of Penford Food Ingredients since February 2003. Prior to joining Penford, Mr. Randall was Vice President, Research & Development/ Quality Assurance of Griffith Laboratories, USA, a specialty foods ingredients business, from 1998 to 2003. From 1993 to 1998, Mr. Randall served in various research and development positions with KFC Corporation, a quick-service restaurant business, most recently as Vice President, New Product Development. Prior to 1993 Mr. Randall served in leadership positions at Romanoff International, Inc., a manufacturer and marketer of gourmet specialty food products, and at Kraft/ General Foods.

Item 2:     Properties

      Penford’s facilities as of August 31, 2004 are as follows:

	Bldg. Area	Land Area	Owned/
	(Sq. Ft.)	(Acres)	Leased	Function of Facility

North America: Englewood, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	29	Owned	Manufacture of corn starch products and administration offices
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	16,000	3	Leased	Manufacture of potato and tapioca starch products
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch products
Australia/ New Zealand: Lane Cove, New South Wales	75,700	7	Owned	Manufacture of corn starch products and administrative offices
Tamworth, New South Wales	94,600	6	Owned	Manufacture of wheat starch and glutten products
Tamworth, New South Wales	7,700	605	Owned	Land used for effluent dispersion and agricultural use
Auckland, New Zealand	104,700	5	Owned	Manufacture of corn starch products
	—	3	Leased

      Penford’s production facilities are strategically located near the sources of raw materials. The Company believes that the facilities are maintained in good condition and that the capacities of the plants are suitable and sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3:	Legal Proceedings

      None

Item 4:	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5:	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

      Penford’s common stock, $1.00 par value, trades on The Nasdaq Stock Market under the symbol “PENX.” On November 9, 2004, there were 629 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

Quarter Ended November 30	$14.91	$12.55	$15.55	$9.78
Quarter Ended February 28	$16.10	$13.05	$15.17	$10.61
Quarter Ended May 31	$19.06	$15.80	$13.89	$11.15
Quarter Ended August 31	$18.95	$15.52	$14.20	$9.95

Dividends

      During each quarter of fiscal year 2004 and 2003, the Board of Directors declared a $0.06 per share cash dividend. On November 3, 2004, the Board of Directors declared a dividend of $0.06 per common share payable on December 3, 2004 to shareholders of record as of November 12, 2004. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by Penford’s earnings, financial condition, and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the payment of dividends in its planning for fiscal 2005.

Recent Sales of Unregistered Securities

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

Issuer Purchases of Equity Securities

      The Company made no repurchases of its equity securities during fiscal 2004, 2003 or 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information regarding Penford’s equity compensation plans at August 31, 2004. The Company has no equity compensation plans that have not been approved by security holders.

			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan	788,620	$14.15	301,226
Stock Option Plan for Non-Employee Directors	184,043	$9.62	135,656
Restricted Stock Plan	—	—	18,733

Item 6:	Selected Financial Data

	Year Ended August 31,

	2004		2003		2002		2001		2000

	(Dollars in thousands, except share and per share data)
Operating Data:
Sales	$279,386		$262,467		$231,450		$225,672		$175,953
Cost of sales	241,298		218,784		189,067		185,369		132,676
Gross margin percentage	13.6%		16.6%		18.3%		17.9%		24.6%
Net income (loss)	$3,702	(1)	$8,436	(2)	$3,816	(3)	$(777	)(4)	$10,362
Diluted earnings per share	$0.42		$1.03		$0.49		$(0.10)		$1.33
Dividends per share	$0.24		$0.24		$0.24		$0.24		$0.22
Average common shares and equivalents	8,868,050		8,227,549		7,794,304		7,637,564		7,765,044
Balance Sheet Data:
Total assets	$265,796		$250,893		$239,970		$244,312		$175,623
Capital expenditures	15,454		8,772		7,384		12,349		17,480
Long-term debt	75,551		76,696		77,632		94,969		47,824
Total debt	80,326		79,696		96,411		112,627		50,681
Shareholders’ equity	95,719		87,885		68,964		65,712		67,864

Notes:	2001 data includes eleven months of Penford Australia’s results of operations from the September 29, 2000 date of acquisition.

(1)	Includes pretax charges of approximately $1.3 million related to restructuring of business operations and $0.7 million related to non-operating expense for unamortized transaction fees associated with the Company’s prior credit agreement. See Notes 13 and 15 to the Consolidated Financial Statements.

(2)	Includes a gain of $1.9 million related to the sale of Hi-Maize assets. See Note 19 to the Consolidated Financial Statements.

(3)	Includes pretax charges of approximately $1.4 million related to a strategic restructuring of business operations and $0.5 million related to the write off of Penford’s 2001 investment in an early stage technology company. See Notes 13 and 15 to the Consolidated Financial Statements.

(4)	Includes a loss on early extinguishment of debt of approximately $1.4 million related to the financing of the Penford Australia Ltd. acquisition.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited to statements found in the Notes to Consolidated Financial Statements and in Item 1 — Business and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects,” or comparable terminology or by discussions of strategies or trends.

      Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those referenced above, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; or other unforeseen developments in the industries in which Penford operates.

Results of Operations

Executive Overview

      Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications. The Company develops and manufactures ingredients with starch as a base which provide value-added applications to its customers. Penford’s starch products are manufactured primarily from corn, potatoes, and wheat and are used as binders and coatings in paper and food production.

      In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients and Food Ingredients are broad categories of end-market users, served by operations in the United States. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business.

      Consolidated fiscal 2004 sales of $279.4 million rose 6% from $262.5 million a year ago, primarily due to rising Australian dollar exchange rates. Gross margin as a percent of sales declined 3% from 16.6% last year to 13.6% in fiscal 2004, reflecting $4.2 million in strike-related costs at the Industrial Ingredients — North

America Cedar Rapids, Iowa manufacturing facility, a $2.3 million increase in the cost of natural gas in North America, and a $1.3 million increase in employee benefit costs in North America for pensions and health care. Operating expenses as a percent of sales fell from 9.4% in fiscal 2003 to 8.3% in fiscal 2004 as the Company reduced discretionary spending and implemented workforce reductions in its Industrial Ingredients — North America and Australia/ New Zealand business segments. Interest expense declined 18% to $4.5 million in fiscal 2004 on lower average debt balances and lower interest rates in the United States.

Fiscal 2004 Compared to Fiscal 2003

Industrial Ingredients — North America

	Year Ended August 31,

	2004	2003

	(Dollars in thousands)
Sales	$143,612	$140,637
Cost of sales	$127,948	$118,861
Gross margin	10.9%	15.5%
Income from operations	$3,846	$9,551

      Sales in the industrial ingredients business rose 2% in 2004 to $143.6 million as higher prices and a 21% increase in sales of specialty products were partially offset by a volume decrease of 1%.

      Gross margin declined to 10.9% of sales in fiscal 2004 from 15.5% last year, reflecting a 23%, or $2.3 million increase in the cost of natural gas which is used in drying industrial starches, a $1.0 million increase in costs related to employee benefits, primarily pensions and postretirement health care, and $4.2 million in additional strike-related costs discussed below. Penford expects that the unfavorable effects of increasing natural gas costs will continue in fiscal 2005.

      On August 1, 2004, approximately 150 union members at the Company’s Industrial Ingredients manufacturing facility in Cedar Rapids, Iowa, went on strike. The business experienced increased operating costs of $4.2 million in August 2004 attributable to the strike. The increased costs included labor and overtime, product distribution, additional maintenance expenses and production inefficiencies, particularly in the first few weeks of the strike. On October 17, 2004, the union members voted to accept a five-year contract offer made by the Company.

      Income from operations declined $5.7 million from 2003 due to the decrease in gross margin, and a $0.5 million restructuring charge, related to a workforce reduction in the second quarter of fiscal 2004.

Food Ingredients — North America

	Year Ended August 31,

	2004	2003

	(Dollars in thousands)
Sales	$47,518	$44,694
Cost of sales	$35,451	$32,100
Gross margin	25.4%	28.2%
Income from operations	$5,046	$5,915

      Fiscal 2004 sales increased 6% to $47.5 million compared to sales of $44.7 million in fiscal 2003. A 3% increase in sales volumes and favorable product mix changes contributed to the gain in sales. Sales of potato coating formulations increased 6% over last year. Gross margin as a percent of sales for fiscal 2004 declined by 280 basis points to 25.4% on higher manufacturing expenses, increased natural gas costs, increased pension and health care costs, and the impact of lower utilization rates at the dextrose manufacturing plant in the second quarter of fiscal 2004 as the business reduced inventory balances at that facility.

      The decrease in operating income is due to the decline in gross margin of $0.5 million discussed above, an increase in operating expense of $0.2 million and an increase of $0.1 million in research and development costs due to additional personnel hired during fiscal 2004.

Australia/ New Zealand Operations

	Year Ended August 31,

	2004	2003

	(Dollars in thousands)
Sales	$89,128	$77,682
Cost of sales	$78,770	$68,368
Gross margin	11.6%	12.0%
Income from operations	$4,549	$4,797

      Reported sales rose 15% in 2004 to $89.1 million, primarily due to the further strengthening of the Australian and New Zealand dollars, which appreciated 20% during the year. Sales volumes declined by approximately 1% and sales revenue in local currency declined by 4% in fiscal 2004 as the Australian and New Zealand operations encountered competition from lower priced import goods.

      Margins declined in 2004 to 11.6%. Lower Australian grain costs were offset by pricing concessions both in Australia and New Zealand to maintain business in the face of increased competition. Income from operations in fiscal 2004 included $0.8 million in restructuring costs incurred primarily in connection with workforce reductions at the Tamworth, New South Wales, Australia manufacturing facility. See Note 15 to the Consolidated Financial Statements.

Corporate Operating Expenses

      Corporate operating expenses declined to $5.9 million in fiscal 2004 from $6.6 million last year. During the first quarter of fiscal 2003, the Company incurred increased compensation expense of approximately $0.8 million for both current and outgoing officers of the Company. The compensation expense for outgoing officers ceased at the end of the first quarter of fiscal 2003 as these officers left the Company at that time. Offsetting the decrease in compensation expense was an increase of $0.3 million in professional fees.

Restructuring Costs

      In fiscal 2004, the Company recorded $1.3 million in restructuring costs related primarily to workforce reductions at the Industrial Ingredients — North America and Australia/ New Zealand operations. Restructuring costs are shown separately in the Consolidated Statements of Operations. See Note 15 to the Consolidated Financial Statements.

Fiscal 2003 Compared to Fiscal 2002

Industrial Ingredients — North America

	Year Ended August 31,

	2003	2002

	(Dollars in thousands)
Sales	$140,637	$126,053
Cost of sales	$118,861	$105,751
Gross margin	15.5%	16.1%
Income from operations	$9,551	$9,058

      Sales in the industrial ingredients business rose 12% in 2003, a result of higher sales volume trends from the second half of fiscal 2002 that continued into 2003. Sales volume increases contributed 9% to the increase in revenues while improvements in pricing and product mix added an additional 3%.

      Gross margin declined to 15.5% of sales in fiscal 2003 from 16.1% in the prior year primarily due to the rising cost of natural gas, which is used in drying industrial starches. Increased natural gas prices reduced gross margin by $2.8 million and by 200 basis points as a percent of sales.

      Income from operations improved over fiscal year 2002 due to an increase in gross margin of $1.5 million offset by a $1.0 million increase in operating expenses. The increase in operating expenses was due to increases in salaries and benefits, including a $0.3 million increase in pension expense.

Food Ingredients — North America

	Year Ended August 31,

	2003	2002

	(Dollars in thousands)
Sales	$44,694	$43,533
Cost of sales	$32,100	$30,114
Gross margin	28.2%	30.8%
Income from operations	$5,915	$6,552

      Sales increased 3% over fiscal 2002, driven by a 7% increase in volumes offset by a 4% deterioration in the product mix. The gross margin for fiscal 2003 declined by 260 basis points to 28.2%, primarily due to the soft demand for Penford’s higher margin potato coatings which are used in applications in the quick-service restaurant business.

      The decrease in operating income is due to the decline in gross margin of $0.8 million offset by a $0.2 million reduction in total operating expenses. Operating expenses decreased primarily due to headcount reductions in research and development.

Australia/ New Zealand Operations

	Year Ended August 31,

	2003	2002

	(Dollars in thousands)
Sales	$77,682	$62,311
Cost of sales	$68,368	$53,649
Gross margin	12.0%	13.9%
Income from operations	$4,797	$4,555

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

Restructuring Costs

      In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from the State of Washington to Colorado. During the second quarter of 2002, the Company recorded restructuring costs totaling $1.4 million primarily related to severance and other exit activity expenses which are included in income from operations. During fiscal 2003, the Company settled its lease obligations and other exit activity expenses for less cost that had been expected, and therefore, adjusted the restructuring reserve by $0.2 million. Restructuring costs are shown separately in the Consolidated Statements of Operations. See Note 15 to the Consolidated Financial Statements.

Non-Operating Income (Expense)

      Other non-operating income (expense) consists of the following:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Royalty and licensing income	$2,217	$1,212	$—
Gain on sale of Hi-Maize business	—	1,916	—
Investment impairment charge	—	—	(486)
Loss on extinguishment of debt	(665)	—	—
Gain on sale of investment	150	—	—
Investment income	19	62	84
Other	266	15	5

	$1,987	$3,205	$(397)

      In the first quarter of fiscal 2004, Penford refinanced its existing secured credit and inventory financing credit agreements and wrote off $0.7 million of unamortized deferred transaction costs related to these credit agreements.

      In the first quarter of fiscal 2003, the company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation (“National Starch”). The Company recorded a $1.9 million gain on the sale of these assets. The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $2.2 million and $1.2 million in income during fiscal 2004 and 2003, respectively, related to the licensing fee and royalties.

      In 2001, Penford invested in an early-stage technology company in the business of developing data analytics software applications. Penford accounted for its investment on the cost method. In 2002, with the continuing slowdown in the technology business sector, Penford undertook an assessment of the fair value of its investment. Penford considered a number of factors, including the financial health and prospects of the investee, the prospects for receiving a future return on Penford’s investment, the adverse changes in the funding environment for technology companies and the lack of marketability for the investment. The assessment indicated that it was unlikely that Penford would recover any of its then existing carrying amount and that an other than temporary decline in the fair value of its investment had occurred. In 2002, Penford recorded an impairment charge of $0.5 million related to the complete write-off of this investment.

Interest and Taxes

      Interest expense was $4.5 million, $5.5 million and $7.1 million in 2004, 2003 and 2002, respectively. All of the Company’s debt had variable interest rates through June 30, 2004. On June 30, 2004, the Company entered into an interest rate swap in Australia and fixed the interest rate on approximately $9.5 million of

Australian term loans at 5.975%. The decline in interest expense over the last three years was driven by a decrease in market interest rates and lower average debt balances.

      The effective tax rate for 2004 was lower than the overall U.S. federal statutory rate of 34% primarily due to the tax benefits of foreign sales. The effective tax rate for 2003 was lower than the overall statutory rate of 34% due to the benefits of foreign sales, research and development tax credits and lower foreign tax rates. As discussed above, during fiscal 2003, Penford recorded a $1.9 million gain on the sale of certain assets of its Hi-maize business. Penford determined that, due to changes in Australian tax legislation, no income taxes would be payable related to this gain and accordingly, no income taxes were provided on this gain. The effective tax rate for fiscal 2002 was lower than the overall statutory rate due to the tax benefits of foreign sales and research and development tax credits, offset by the effect of enacted tax legislation. See Notes 14 and 19 to the Consolidated Financial Statements.

Liquidity and Capital Resources

      At August 31, 2004, Penford had working capital of $40.3 million, and $80.3 million outstanding under its credit facilities. Cash flow from operations was $20.4 million, $26.5 million and $25.4 million in fiscal 2004, 2003 and 2002, respectively. The decline in cash flow in fiscal 2004 was primarily due to a decline in earnings as a result of the strike in the Industrial Ingredients — North America business discussed above.

      Capital expenditures were $15.5 million, $8.8 million and $7.4 million in fiscal 2004, 2003 and 2002, respectively. Penford expects to spend approximately $11.0 million for capital projects in 2005, primarily for maintenance and growth opportunities.

      Penford maintains two defined benefit pension plans in the U.S. The combination of negative actual investment returns and declining discount rates have increased the Company’s underfunded plan status (plan assets compared to benefit obligations). Based on the current underfunded status of the plans and the actuarial assumptions being used for 2005, Penford estimates that it will be required to make minimum contributions to the pension plans of $3.2 million during fiscal 2005.

      On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The credit facility consists of $50 million in term loans and $55 million in revolving lines of credit. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either the London Interbank Offered Rates (“LIBOR”) and the Bank Bill Rate in Australia, or the prime rate, depending on the selection of borrowing options. All of Penford’s assets secure the credit facility and the new agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. Pursuant to the terms of the credit agreement, Penford’s borrowing availability was $4.8 million at August 31, 2004.

      As a result of additional costs incurred to operate the Company’s Cedar Rapids based facility during the strike, which began on August 1, 2004, the Company believes that, for the first quarter of fiscal 2005, it is reasonably likely that it will be in breach of its funded debt ratio covenant contained in the credit agreement. The strike was settled on October 17, 2004 and the bargaining unit employees returned to work. In addition, the company is currently pursuing a cost reduction program. The Company has contacted its lenders and believes that it will obtain a waiver and/or amendment of this covenant from its lenders. The Company cannot estimate the effect an amendment to the credit facility may have on its financial position or liquidity.

      In fiscal 2004, Penford paid dividends on its common stock of $2.1 million at a quarterly rate of $0.06 per share. On November 3, 2004, the Board of Directors declared a dividend of $0.06 per common share payable on December 3, 2004 to shareholders of record as of November 12, 2004. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by the Company’s earnings, financial condition and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the continuation of quarterly dividends in its planning for fiscal 2005.

Critical Accounting Policies

      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

      In many cases, the accounting treatment of a particular transaction is significantly dictated by generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management’s judgments in selecting among available alternatives would not produce a materially different result. Management has reviewed the accounting policies and related disclosures with the Audit Committee. The notes to the consolidated financial statements contain a summary of the Company’s accounting policies. The accounting policies that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:

•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

      A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

      Management makes judgments about the Company’s ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2004, the allowance for doubtful accounts receivable was $364,000.

Hedging Activities

      Penford uses derivative instruments, primarily futures contacts, to reduce exposure to price fluctuations of commodities used in the manufacturing processes in the United States. Penford has elected to designate these activities as hedges. This election allows the Company to defer gains and losses on those derivative instruments until the underlying commodity is used in the production process.

      The requirements for the designation of hedges are very complex, and require judgments and analysis to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred losses of $95,000 at August 31, 2004 and $431,000 at August 31, 2003, which are reflected in accumulated other comprehensive income (loss) in both years.

Benefit Plans

      Penford has defined benefit plans for its employees providing retirement benefits and coverage for retiree health care. Qualified actuaries determine the estimated cost of these plans annually. These actuarial estimates are based on assumptions of the discount rate used to calculate the present value of future payments, the expected investment return on plan assets, the estimate of future increases in compensation rates and the estimate of increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the financial statements. Disclosure about these estimates and assumptions are included in Note 11 to the Consolidated Financial Statements. See “Defined Benefit Plans” in this Item 7.

Valuation of Goodwill

      Penford is required to assess whether the value of goodwill reported on the balance sheet has been impaired on an annual basis, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company’s estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted. See Note 5 to the Consolidated Financial Statements.

Contractual Obligations

      As more fully described in Notes 6 and 9 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2004 that contractually commit the Company to pay certain amounts in the future.

      The following table summarizes such contractual commitments:

	2005	2006-2007	2008-2009	2010 & After	Total

Long-term Debt Obligations	$4,775	$44,889	$30,662	$—	$80,326
Operating Lease Obligations	4,651	6,689	4,148	2,175	17,663

	$9,426	$51,578	$34,810	$2,175	$97,989

Defined Benefit Pension and Postretirement Benefit Plans

      Penford maintains defined benefit pension plans and defined benefit postretirement health care plans in the U.S.

      The most significant assumptions used to determine benefit expense and benefit obligations are the discount rate and the expected return on assets assumption. See Note 11 to the Consolidated Financial Statements for the assumptions used by Penford.

      The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2002 (7.75%), 2003 (7.5%) and 2004 (6.4%) reflect the decline in bond yields over the past several years. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.1 million and other postretirement benefit expense by $0.02 million. Penford has reduced the discount rate for calculating its benefit obligations at August 31, 2004, as well as net periodic expense for fiscal 2005, to 6.25%.

      The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was reduced by 0.5% to 8.5% for fiscal 2004. A 0.5% decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on plan assets at August 31, 2004. Penford has reduced the expected return on plan assets used in calculating fiscal 2005 pension expense to 8.0%.

      Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2004, unrecognized losses from all sources are $8.9 million for the pension plans and $2.1 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense and net postretirement health care expense by approximately $0.5 million and $0.1 million, respectively, in fiscal 2005.

      Penford recorded pension expense of $1.7 million, $1.2 million and $0.2 million in 2004, 2003 and 2002, respectively. Penford expects pension expense to be approximately $1.7 million in fiscal 2005. The Company contributed $1.1 million and $0.3 million to the pension plans in fiscal 2004 and 2003, respectively. No contributions were made in fiscal 2002. Penford estimates that it will be required to make minimum contributions to the pension plans of $3.2 million during fiscal 2005.

      The Company recognized benefit expense for its postretirement health care plans of $1.4 million, $1.0 million and $0.7 million in fiscal 2004, 2003 and 2002, respectively. Penford expects to recognize approximately $1.2 million in postretirement health care benefit expense in fiscal 2005. The Company contributed $0.5 million in each of fiscal 2004 and 2003 to the postretirement health care plans and estimates that it will contribute $0.7 in fiscal 2005.

      Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will impact future benefit expense and liabilities. The Company cannot predict what these factors will be.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” SFAS No. 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosures required are shown in Note 11 to the Consolidated Financial Statements.

      In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s post-retirement health care benefit plan provides no prescription drug benefit to Medicare eligible salaried retirees, and the prescription drug benefit provided to Medicare eligible hourly retirees is insured and the insurance premium is fully paid by the retirees. The benefits of the Act are expected to be realized by the Company’s retirees and the Act will have no effect on the Company’s results of operations, financial position or liquidity.

Risks and Uncertainties

The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control.

      Approximately 30% of Penford’s manufacturing costs are the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. For example, drought conditions in

Australia in fiscal 2002 and 2003 adversely affected the availability and therefore, the cost, of wheat flour and maize used in Penford’s Australia/ New Zealand business. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy costs will reduce the Company’s profitability.

      Electricity and natural gas comprise approximately 15% of the cost of manufacturing the Company’s products in North America. Natural gas is used extensively in the Industrial Ingredients — North America business to dry the starch products. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas. Penford may not be able to pass on increases in energy costs to its customers and margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

      None of the Company’s customers constituted 10% of sales in the last three years. However, in fiscal 2004, sales to the top ten customers and sales to the largest customer represented 47% and 8.6%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.

In order to be successful, Penford must retain and motivate key employees.

      In order to be successful, the Company must retain and motivate executives and other key employees. In particular, hiring and retaining qualified personnel in management, research and development, sales and marketing, manufacturing and finance is critical to Penford’s future. Penford faces intense competition for its personnel needs. The loss of key employees could have a significant impact on the Company’s results of operations and stock price. Penford must also continue to motivate employees and keep them focused on the Company’s strategies and goals in spite of the workforce reductions and the effects of the Cedar Rapids strike.

Changes in interest rates will affect Penford’s profitability.

      At August 31, 2004, approximately $70.8 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the London InterBank Offered Rate (“LIBOR”) or the Australian Bank Bill Buying Rate (BBSY). Significant changes in these interest rates would materially affect Penford’s profitability.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.

      Penford is subject to income taxes in the United States, Australia and New Zealand. The effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on Penford’s ability to generate future taxable income in the United States.

Profitability is subject to risks associated with changes in foreign exchange currency rates.

      In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. Approximately 31% of the Company’s revenue is denominated in currencies other than the U.S. dollar.

Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and the Australian and New Zealand dollars.

Provisions of Washington law could discourage or prevent a potential takeover.

      Penford is incorporated in the State of Washington and subject to the anti-takeover provisions of the Washington Business Corporation Act (the “Act”), which prohibits the Company from engaging in a “business combination” with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The application of the anti-takeover provisions of the Act could have the effect of delaying or preventing a change of control in the ownership of the Company.

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

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. At August 31, 2004, approximately $70.8 million of the Company’s debt carried variable interest rates, which are generally set for one to six months. The market risk associated with a 1% adverse change in interest rates at August 31, 2004, is approximately $0.7 million.

      On June 30, 2004, Penford entered into an interest rate swap with a bank in Australia to fix the interest rate on the Australian denominated term loans, approximately $9.5 million in U.S. dollars, at 5.975%. The swap expires on September 30, 2008.

Foreign Currency Exchange Rates

      The Company has U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with the Company’s foreign operation, Penford Australia. Currently, cash generated by Penford Australia’s operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2004, approximately 27% of total debt was denominated in Australian dollars.

      The Company has not maintained any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company’s review, may result in the incorporation of derivative instruments in the Company’s hedging strategy. The currency exchange rate risk between Penford’s Australian and New Zealand operations is not significant. For the year ended August 31, 2004, a 10% change in the foreign currency exchange rates compared with the U.S. dollar would have impacted fiscal 2004 reported net income by approximately $0.3 million.

      From time to time, Penford enters into foreign exchange forward contracts to manage exposure to receivables and payables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2004, Penford did not have any foreign exchange forward contracts outstanding. At that date, the Company had trade receivables of U.S. $0.6 million at Penford Australia.

Commodities

      The availability and price of corn, Penford’s most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. To reduce the price risk caused by market fluctuations, Penford generally follows a policy of using exchange-traded futures and options contracts to hedge exposure to corn price fluctuations in North America. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes in corn. A majority of the Company’s sales contracts for corn-based industrial starch ingredients contain a pricing methodology which allows the Company to pass-through the majority of the changes in the commodity price of corn and corn by-products.

      Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2004 and 2003, the fair value of the Company’s net corn position was approximately $0.7 million and $2.5 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2004 and 2003, is estimated at $66,000 and $250,000, respectively.

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

      Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2004 and 2003, the fair value of the natural gas contracts was a loss of approximately $0.2 million and $0.7 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2004 and 2003 is estimated at $25,000 and $66,000, respectively.

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,

	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash	$5,915	$5,697
Trade accounts receivable, net	38,703	35,809
Inventories	31,807	26,839
Prepaid expenses	4,124	4,168
Other	3,031	3,772

Total current assets	83,580	76,285
Property, plant and equipment, net	130,392	128,776
Deferred income taxes	13,462	9,853
Restricted cash value of life insurance	12,623	12,136
Other assets	3,269	2,791
Other intangible assets, net	2,299	2,658
Goodwill, net	20,171	18,394

	$265,796	$250,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,775	$3,000
Accounts payable	25,169	21,853
Accrued pension liability	3,151	2,524
Accrued liabilities	10,200	9,895

Total current liabilities	43,295	37,272
Long-term debt	75,551	76,696
Other postretirement benefits	12,598	11,648
Deferred income taxes	20,809	19,914
Other liabilities	17,824	17,478

Total liabilities	170,077	163,008
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 10,784,200 shares in 2004 and 10,584,715 in 2003, including treasury shares	10,784	10,585
Additional paid-in capital	36,911	34,628
Retained earnings	75,585	73,985
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income	5,196	1,444

Total shareholders’ equity	95,719	87,885

Total liabilities and shareholders’ equity	$265,796	$250,893

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands, except share
	and per share data)
Sales	$279,386	$262,467	$231,450
Cost of sales	241,298	218,784	189,067

Gross margin	38,088	43,683	42,383
Operating expenses	23,063	24,620	21,940
Research and development expenses	6,115	5,399	5,992
Restructure costs, net	1,334	(165)	1,383

Income from operations	7,576	13,829	13,068
Interest expense	4,492	5,495	7,107
Other non-operating income (expense), net	1,987	3,205	(397)

Income before income taxes	5,071	11,539	5,564
Income tax expense	1,369	3,103	1,748

Net income	$3,702	$8,436	$3,816

Weighted average common shares and equivalents outstanding, assuming dilution	8,868,050	8,227,549	7,794,304

Earnings per common share:
Basic	$0.42	$1.04	$0.50

Diluted	$0.42	$1.03	$0.49

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$3,702	$8,436	$3,816

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax expense (benefit) of $(274), $(369) and $357	(609)	(686)	663
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax expense (benefit) of $(425), $(46) and $283	945	86	(525)
Foreign currency translation adjustments	3,694	5,578	1,253
Additional minimum pension liability, net of applicable income tax benefit of $(150), $(1,088) and $(1,075)	(278)	(2,021)	(1,996)

Other comprehensive income (loss)	3,752	2,957	(605)

Total comprehensive income	$7,454	$11,393	$3,211

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Operating activities:
Net income	$3,702	$8,436	$3,816
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	17,689	17,680	17,793
Loss on early extinguishment of debt	665	—	—
Loss on write-off of long-term investment	—	—	486
Gain on sale of Hi-maize® business	—	(1,916)	—
Deferred income tax expense (benefit)	(618)	(2,039)	1,123
Stock compensation expense related to non-employee director stock options and other stock option acceleration	159	120	263
Other	842	9	—
Change in operating assets and liabilities:
Trade receivables	(1,482)	(4,130)	(2,068)
Inventories	(3,519)	3,412	(3,835)
Prepaid expenses	(7)	(202)	1,695
Accounts payable and accrued liabilities	2,544	4,556	4,353
Taxes payable	862	(104)	1,329
Other	(454)	707	421

Net cash flow from operating activities	20,383	26,529	25,376

Investing activities:
Acquisitions of property, plant and equipment, net	(15,454)	(8,772)	(7,384)
Proceeds from sale of Hi-Maize® assets, net	—	2,054	—
Proceeds from Hi-Maize® licensing agreement, net	—	1,653	—
Other	(433)	(669)	547

Net cash used by investing activities	(15,887)	(5,734)	(6,837)

Financing activities:
Proceeds from revolving line of credit	39,459	26,950	13,369
Payments on revolving line of credit	(65,082)	(22,300)	(15,574)
Proceeds from long-term debt	50,039	—	—
Payments on long-term debt	(26,362)	(25,648)	(15,191)
Exercise of stock options	2,145	1,751	1,251
Net proceeds from issuance of common stock	—	6,938	—
Payment of loan fees	(1,736)	(247)	—
Decrease in cash overdraft	—	(1,754)	(221)
Payment of dividends	(2,090)	(1,910)	(1,819)
Other	—	(21)	—

Net cash used by financing activities	(3,627)	(16,241)	(18,185)

Effect of exchange rate changes on cash and cash equivalents	(651)	378	212

Net increase in cash and cash equivalents	218	4,932	566
Cash and cash equivalents, beginning of year	5,697	765	199

Cash and cash equivalents, end of year	$5,915	$5,697	$765

Supplemental disclosure of cash flow information
Cash paid (refunded) during the year for:
Interest	$3,621	$4,737	$7,306
Income taxes, net	$2,581	$2,661	$(1,222)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Common stock
Balance, beginning of year	$10,585	$9,666	$9,511
Exercise of stock options	199	404	186
Cancelled common stock	—	(143)	(31)
Issuance of restricted stock, net	—	8	—
Issuance of common stock	—	650	—

Balance, end of year	10,784	10,585	9,666

Additional paid-in capital
Balance, beginning of year	34,628	26,055	24,340
Exercise of stock options	1,946	1,490	1,096
Tax benefit of stock option exercises	262	598	356
Director stock-based compensation	75	197	263
Issuance of common stock	—	6,288	—

Balance, end of year	36,911	34,628	26,055

Retained earnings
Balance, beginning of year	73,985	67,513	65,526
Net income	3,702	8,436	3,816
Dividends declared	(2,102)	(1,964)	(1,829)

Balance, end of year	75,585	73,985	67,513

Accumulated other comprehensive income (loss):
Balance, beginning of year	1,444	(1,513)	(908)
Change in fair value of derivatives	(609)	(686)	663
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income	945	86	(525)
Foreign currency translation adjustments	3,694	5,578	1,253
Additional minimum pension liability	(278)	(2,021)	(1,996)

Balance, end of year	5,196	1,444	(1,513)

Treasury stock	(32,757)	(32,757)	(32,757)

Total shareholders’ equity	$95,719	$87,885	$68,964

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Business

      Penford Corporation (“Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications. The Company operates manufacturing facilities in the United States, Australia and New Zealand. Penford’s products provide binding and film-forming characteristics that improve customer’s products through convenient and cost-effective solutions made from renewable sources. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.

      The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, the determination of assumptions for pension and postretirement employee benefit costs, and the useful lives of property and equipment. Actual results may differ from previously estimated amounts.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and temporary investments with maturities of less than three months when purchased. Amounts are reported in the balance sheets at cost, which approximates market value.

Allowance for Doubtful Accounts and Concentration of Credit Risk

      The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2004, 2003 and 2002 is as follows:

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2004	$538	$250	$424	$364
2003	345	320	127	538
2002	301	228	184	345

      Approximately half of the Company’s sales in fiscal 2004, 2003 and 2002 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. In fiscal 2004, the Industrial Ingredients — North America business wrote off receivable amounts which became uncollectible primarily due to bankruptcies in the paper industry.

Financial Instruments

      The carrying value of financial instruments including cash and cash equivalents, receivables, payables and accrued liabilities approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates market value.

Inventories

      Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out (“FIFO”) method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

Goodwill and Other Intangible Assets

      Beginning in fiscal 2002, with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 20 years.

      Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2004, the weighted average remaining amortization period for patents is 9 years. Intangible pension assets are not being amortized. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $16,990,000, $16,626,000 and $17,116,000 was expensed in 2004, 2003 and 2002, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

      Interest is capitalized on major construction projects while in progress. No interest was capitalized in 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences. Deferred taxes are not recognized on undistributed earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested.

Revenue Recognition

      Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped, and title transfers to the customer. Costs associated with shipping and handling are included in cost of sales.

Research and Development

      Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the life of the patents. Research and development costs expensed were $6.1 million, $5.4 million and $6.0 million in fiscal 2004, 2003 and 2002, respectively. Patent costs of $39,000, $221,000 and $236,000 were capitalized in 2004, 2003 and 2002, respectively.

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

Significant Customer and Export Sales

      The Company has several relatively large customers in each business segment. However, over the last three years Penford had no customers that exceeded 10% of sales. Export sales accounted for approximately 19%, 18% and 17% of consolidated sales in fiscal 2004, 2003 and 2002, respectively.

Stock-Based Compensation

      Effective March 1, 2003, the Company adopted the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company will continue to account for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. The adoption of SFAS No. 148 did not have an effect on the Company’s reported financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company uses the intrinsic-value method to record expense for stock options. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards.

      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2004: risk-free interest rates of 1.9% to 4.1%; expected option life of each vesting increment of 1.3 years for employees and 1.7 years for non-employee directors; expected volatility of 59%; and expected dividends of $0.24 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 2004, 2003 and 2002 was $7.82, $7.09 and $7.54, respectively. The weighted average fair value of options granted under the Directors’ Plan during fiscal years 2004, 2003 and 2002 was $6.82, $6.68 and $5.56, respectively.

      The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense consistent with the provisions prescribed in SFAS No. 123:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands, except per
	share data)
Net income, as reported	$3,702	$8,436	$3,816
Add: Stock-based employee compensation expense included in reported net income, net of tax	81	66	171
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,181)	(935)	(1,081)

Net income, pro forma	$2,602	$7,567	$2,906

Earnings per share:
Basic — as reported	$0.42	$1.04	$0.50
Basic — pro forma	0.30	0.93	0.38
Diluted — as reported	$0.42	$1.03	$0.49
Diluted — pro forma	0.29	0.92	0.37

      Under SFAS No. 123, compensation expense is measured at the grant date based on the value of the award and is recognized over the vesting period. The effect of applying SFAS No. 123 for providing pro forma disclosures for the fiscal 2004, 2003 and 2002 is not likely to be representative of the effects in future years because the amounts above reflect compensation expense for options granted in those and prior periods. Options are generally awarded annually and the number and value of these options will affect the pro forma compensation expense and earnings per share disclosures in future periods.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits.” SFAS No. 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required disclosures are included in Note 11.

      In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s post-retirement health care benefit plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides no prescription drug benefit to Medicare eligible salaried retirees, and the prescription drug benefit provided to Medicare eligible hourly retirees is insured and the insurance premium is fully paid by the retirees. The benefits of the Act are expected to be realized by the Company’s retirees and the Act will have no effect on the Company’s results of operations, financial position or liquidity.

Note 2 —	Inventories

      Components of inventory are as follows:

	August 31,

	2004	2003

	(Dollars in thousands)
Raw materials and other	$13,996	$11,470
Work in progress	687	569
Finished goods	17,124	14,800

Total inventories	$31,807	$26,839

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

Note 3 —	Property and Equipment

      Components of property and equipment are as follows:

	August 31,

	2004	2003

	(Dollars in thousands)
Land	$15,952	$14,511
Plant and equipment	293,721	278,884
Construction in progress	10,526	7,323

	320,199	300,718
Accumulated depreciation	(189,807)	(171,942)

Net property and equipment	$130,392	$128,776

Note 4 —	Investments

      In 2001, Penford invested in an early-stage technology company in the business of developing data analytics software applications. Penford accounted for its investment on the cost method. In 2002, with the continuing slowdown in the technology business sector, Penford undertook an assessment of the fair value of its investment. Penford considered a number of factors, including the financial health and prospects of the investee, the prospects for receiving a future return on Penford’s investment, the adverse changes in the funding environment for technology companies and the lack of marketability for the investment. The assessment indicated that it was unlikely that Penford would recover any of its then existing carrying amount and that an other than temporary decline in the fair value of its investment had occurred. In 2002, Penford

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded an impairment charge of $0.5 million related to the complete write-off of this investment. This charge is included in non-operating income (expense) in the Consolidated Statements of Operations.

Note 5 —	Goodwill and Other Intangible Assets

      Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142, adopted September 1, 2001.

      Effective with the adoption of this standard, Penford is no longer amortizing goodwill. The Company completed a transitional impairment test at September 1, 2001 as well as the annual update as of June 1, 2004 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on Penford’s Food Ingredients — North America and the Australia/ New Zealand operations reporting units, which are the same as two of the Company’s business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

      The Company’s goodwill of $20.2 million and $18.4 million at August 31, 2004 and 2003 respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2003 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

      Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of 9 years as of August 31, 2004 and an intangible pension asset. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows:

	August 31, 2004		August 31, 2003

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$2,215	$1,013	$2,206	$875
Intangible pension asset(1)	1,097	—	1,327	—

	$3,312	$1,013	$3,533	$875

(1)	Not covered by the scope of SFAS No. 142

      Amortization expense related to intangible assets was $0.1 million in each of 2004, 2003 and 2002. The estimated aggregate annual amortization expense for patents is approximately $0.1 million for each of the next five fiscal years, 2005-2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Note 6 — Debt

	August 31,

	2004	2003

	(Dollars in thousands)
Secured credit agreements — revolving loans, 4.90% weighted average interest rate at August 31, 2004	$33,077	$51,798
Secured credit agreements — term loans, 4.14% weighted average interest rate at August 31, 2004	47,249	22,616
Inventory financing credit agreement	—	5,282

	80,326	79,696
Less: current portion	4,775	3,000

Long-term debt	$75,551	$76,696

      On October 7, 2003, Penford replaced its existing secured credit and inventory financing credit facilities with a new $105 million secured credit facility with a group of U.S. and Australian banks. The credit facility consists of $50 million in term loans and $55 million in revolving lines of credit. The revolving lines of credit expire on October 7, 2006 and the term loans expire on October 7, 2008. Interest rates under the new credit facility are based on either the London Interbank Offering Rates (“LIBOR”) in the U.S. and the Bank Bill Rate in Australia, or the prime rate, depending on the selection of borrowing options. On June 30, 2004, Penford entered into an interest rate swap with a bank in Australia to fix the interest rate on the Australian denominated term loans, approximately $9.5 million in U.S. dollars, at 5.975%. The swap expires on September 30, 2008.

      All of Penford’s assets secure the credit facility and the credit agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. Penford was in compliance with the credit agreement covenants at August 31, 2004. Pursuant to the terms of the credit agreement, Penford’s borrowing availability was $4.8 million at August 31, 2004.

      At the time of the refinancing, Penford borrowed $50 million in term loans and the remainder on its revolving lines of credit. The maturities of debt existing at August 31, 2004 for the fiscal years beginning with fiscal 2005 are as follows (dollars in thousands):

2005	$4,775
2006	5,780
2007	39,109
2008	6,032
2009	24,630

$80,326

      As a result of additional costs incurred to operate the Company’s Cedar Rapids based facility during the strike, which began on August 1, 2004, the Company believes that, for the first quarter of fiscal 2005, it is reasonably likely that it will be in breach of its funded debt ratio covenant contained in the credit agreement. The strike was settled on October 17, 2004 and the bargaining unit employees returned to work. The company is currently pursuing a cost reduction program. The Company has contacted its lenders and believes that it will obtain a waiver and/or amendment of this covenant from its lenders. The Company cannot estimate the effect an amendment to the credit facility may have on its financial position or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Stockholders’ Equity

Common Stock

	Year Ended August 31,

	2004	2003	2002

Common shares outstanding
Balance, beginning of year	10,584,715	9,666,149	9,511,178
Exercise of stock options	199,441	404,343	185,505
Cancelled common stock	—	(143,354)	(31,422)
Issuance of restricted stock, net	44	7,577	888
Issuance of common stock	—	650,000	—

Balance, end of year	10,784,200	10,584,715	9,666,149

      On March 14, 2003, the Company sold 650,000 shares of its common stock to the T. Rowe Price Small-Cap Value Fund at $11.11 per share. In March 2003, approximately $6.8 million of the proceeds were used to reduce the Company’s term loans outstanding. The Company incurred $0.3 million in placement fees and professional services related to the common stock issuance.

Common Stock Purchase Rights

      On June 16, 1988, Penford distributed a dividend of one right (“Right”) for each outstanding share of Penford common stock. The Rights will become exercisable if a purchaser acquires 15% of Penford’s common stock or makes an offer to acquire common stock. In the event that a purchaser acquires 15% of the common stock of Penford, each Right shall entitle the holder, other than the acquirer, to purchase one share of common stock of Penford at a price of $100. In the event that Penford is acquired in a merger or transfers 50% or more of its assets or earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by Penford at a price of $0.01 per Right and expire on June 16, 2008.

Note 8 —	Other Comprehensive Income (Loss)

      The components of other comprehensive income (loss) are as follows:

	August 31,

	2004	2003

	(Dollars in thousands)
Net unrealized loss on derivatives	$(95)	$(431)
Foreign currency translation adjustments	9,586	5,892
Minimum pension liability	(4,295)	(4,017)

	$5,196	$1,444

      The earnings associated with the Company’s investment in Penford Australia are considered to be permanently invested and no provision for U.S. income taxes on the related translation adjustment has been provided.

Note 9 —	Leases

      Certain of the Company’s property, plant and equipment is leased under operating leases ranging from one to ten years with renewal options. Rental expense under operating leases was $5.2 million, $5.3 million and $5.4 million in 2004, 2003 and 2002, respectively. Future minimum lease payments for fiscal years beginning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the fiscal year ending August 31, 2005 for noncancelable operating leases having initial lease terms of more than one year are as follows (dollars in thousands):

2005	$4,651
2006	3,682
2007	3,007
2008	2,199
2009	1,949
Thereafter	2,175

$17,663

Note 10 —	Stock-Based Compensation Plans

      As of August 31, 2004, the Company had two stock option plans for which 2,467,599 shares of common stock were authorized for grants of options: the 1994 Stock Option Plan (the “1994 Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”).

      The 1994 Plan provides for the granting of incentive and non-qualified stock options at the fair market value of the Company’s common stock on the date of grant. Either incentive stock options or non-qualified stock options are granted under the 1994 Plan. The incentive stock options generally vest over five years at the rate of 20% each year and expire 10 years from the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years from the date of grant.

      The Directors’ Plan provides for the granting of non-qualified stock options at 75% of the fair market value of the Company’s common stock on the date of grant. At each director’s annual election, annual grants, retainers and meeting fees may be received in the form of non-qualified stock options in lieu of cash compensation. Options granted under the Directors’ Plan vest six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year. In 2004, 2003 and 2002, the Company expensed approximately, $93,000, $69,000 and $92,000, respectively, in non-cash compensation related to directors’ deferred compensation and restricted stock plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in stock options for the three fiscal years ended are as follows:

			Weighted Average
	Shares	Option Price Range	Exercise Price

Balance, August 31, 2001	1,247,485	$5.77 - 91.31	$11.22
Granted	302,282	7.73 - 17.50	13.05
Exercised	(185,505)	5.77 - 14.88	9.61
Cancelled	(25,671)	9.25 - 13.63	10.68

Balance, August 31, 2002	1,338,591	5.77 - 19.31	11.87
Granted	326,048	8.93 - 14.95	12.68
Exercised	(404,343)	5.77 - 13.73	9.24
Cancelled	(125,313)	9.23 - 19.31	12.78

Balance, August 31, 2003	1,134,983	5.77 - 17.69	12.94
Granted	50,660	9.83 - 14.50	11.52
Exercised	(199,441)	5.77 - 14.88	10.76
Cancelled	(13,539)	12.44 - 13.73	13.41

Balance, August 31, 2004	972,663	$5.77 - 17.69	$13.31

Options Exercisable at August 31
2002	700,173	5.77 - 19.31	10.68
2003	583,344	5.77 - 17.69	12.31
2004	598,175	$5.77 - 17.69	$13.29
Shares available for future grant at August 31, 2004	436,882

      The following table summarizes information concerning outstanding and exercisable options as of August 31, 2004:

	Options Outstanding
				Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

$ 5.77 - 10.00	127,038	5.32	$8.47	127,038	$8.47
10.01 - 13.50	509,285	7.86	12.48	232,197	12.31
13.51 - 17.69	336,340	6.77	16.39	238,940	16.79

	972,663			598,175

Note 11 —	Pensions and Other Postretirement Benefits

      Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.

      The Company also maintains two other postretirement benefit plans covering its hourly retirees, as well as a group of its past salaried retirees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

      The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2004 was used for all plans.

	Year Ended August 31,

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at September 1	$30,355	$25,337	$11,618	$9,023
Service cost	915	716	505	309
Interest cost	1,889	1,838	852	704
Plan participants’ contributions	—	—	114	8
Amendments	—	131	—	—
Actuarial loss	108	298	201	502
Change in assumptions	1,236	3,727	1,942	1,622
Benefits paid	(1,717)	(1,692)	(580)	(550)

Benefit obligation at August 31	$32,786	$30,355	$14,652	$11,618

Change in plan assets:
Fair value of plan assets at September 1	$20,377	$19,749	$—	$—
Actual return on plan assets	1,826	1,981	—	—
Company contributions	1,108	339	466	542
Plan participants’ contributions	—	—	114	8
Benefits paid	(1,717)	(1,692)	(580)	(550)

Fair value of the plan assets at August 31	$21,594	$20,377	$—	$—

Funded status:
Plan assets less than projected benefit obligation	$(11,192)	$(9,978)	$(14,652)	$(11,618)
Unrecognized net actuarial (gain) loss	8,859	8,042	2,054	(30)
Unrecognized transition obligation	—	121	—	—
Unrecognized prior service cost	1,097	1,206	—	—

Net asset (liability)	$(1,236)	$(609)	$(12,598)	$(11,648)

Recognized as:
Intangible pension asset	$1,097	$1,327	$—	$—
Accrued benefit liability	(8,941)	(8,116)	(12,598)	(11,648)
Other comprehensive income	6,608	6,180	—	—

	$(1,236)	$(609)	$(12,598)	$(11,648)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below:

	August 31,

	2004	2003

Projected benefit obligation	$32,786	$30,355
Accumulated benefit obligation	$30,534	$28,493
Fair value of plan assets	$21,594	$20,377

      At August 31, 2004, the Company recorded an additional minimum pension liability of $427,000 to reflect the excess of the accumulated benefit obligations over the fair value of plan assets. This charge is reflected in other comprehensive income, net of tax.

Net Periodic Benefit Cost

	Year Ended August 31,

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$915	$716	$492	$505	$309	$254
Interest cost	1,889	1,838	1,726	852	704	628
Expected return on plan assets	(1,736)	(1,709)	(2,258)	—	—	—
Amortization of transition obligation	121	125	127	—	—	—
Amortization of prior service cost	109	90	90	—	—	—
Amortization of actuarial (gain) loss	437	167	(6)	59	(63)	(195)

Benefit cost	$1,735	$1,227	$171	$1,416	$950	$687

Assumptions

      The Company reassesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	6.40%	7.50%	7.75%	6.40%	7.50%	7.75%
Expected return on plan assets	8.50%	9.00%	10.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	6.25%	6.40%	7.50%	6.25%	6.40%	7.50%
Expected return on plan assets	8.00%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

      The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption use to calculate net periodic pension expense was reduced by 0.5% to 8.5% for fiscal 2004. A 0.5% decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on the assets of the plans at August 31, 2004.

      The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2002 (7.75%), 2003 (7.5%) and 2004 (6.4%) reflect the decline in bond yields over the past several years. Penford has reduced its discount rate for calculating its benefit obligations at August 31, 2004, as well as net periodic expense for fiscal 2005, to 6.25%. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.1 million and other postretirement benefit expense by $0.02 million.

      Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense and net postretirement health care expense by approximately $0.5 million and $0.1 million, respectively, in fiscal 2005.

	2004	2003	2002

Assumed health care cost trend rates:
Current health care trend assumption	12.00%	10.00%	8.50%
Ultimate health care trend rate	4.75%	4.75%	4.50%
Year ultimate health care trend is reached	2013	2011	2010

      The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2004	$281	$(221)
Effect on postretirement accumulated benefit obligation as of August 31, 2004	$2,492	$(2,002)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

      The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

		August 31,
	Target
	Allocation	2004	2003

U.S. equities	60%	56%	57%
International equities	10%	9%	10%
Fixed income investments	25%	29%	27%
Real estate	5%	6%	5%
Cash and other investments	—	—	1%

      The assets of the pension plans are invested in units of common trust funds actively managed by Frank Russell Trust Company, a professional fund investment manager. The investment strategy for the defined benefit pension assets is to maintain a diversified asset allocation in order to minimize the risk of large losses and maximize the long-term risk-adjusted rate of return. No plan assets are invested in Penford shares. There are no plan assets for the Company’s postretirement health care plans.

Contributions and Benefit Payments

      The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $1.1 million and $0.3 million in fiscal 2004 and 2003, respectively. No contributions were made in fiscal 2002. The Company expects to contribute $3.2 million to its defined benefit pension plans during fiscal 2005. Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2005 will approximate the benefit payments below.

      Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement

2005	$1.7	$0.8
2006	1.7	0.9
2007	1.7	0.9
2008	1.6	0.9
2009	1.6	0.9
2010-2014	7.5	5.2

Note 12 —	Other Employee Benefits

Savings and Stock Ownership Plan

      The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3%. The Company’s matching contributions were $777,000, $798,000 and $796,000 for fiscal years 2004, 2003 and 2002, respectively.

      The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. There were no profit-sharing contributions paid to participants for fiscal years 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

      The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $225,000, $275,000 and $285,000 was accrued in 2004, 2003 and 2002, respectively.

Supplemental Executive Retirement Plan

      The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. For fiscal 2004, 2003 and 2002, the net periodic pension expense accrued for this plan was $185,000, $26,000 and $399,000, respectively. Net periodic benefit expense for fiscal 2004 and 2003 is net of curtailment gains of $133,000 and $329,000, respectively, resulting from the termination of one participant in 2004 and two participants in 2003.

Health Care and Life Insurance Benefits

      The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4,595,000, $3,722,000 and $3,548,000 in 2004, 2003 and 2002, respectively.

Superannuation Fund

      The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 9% of each employee’s eligible pay. In New Zealand, the Company sponsors a superannuation benefit plan whereby it contributes 7.5% and 5% of eligible pay for salaried and hourly employees, respectively. The Company contributions to superannuation funds were $1,079,000, $841,000 and $723,000 in 2004, 2003 and 2002, respectively.

Note 13 —	Other Non-Operating Income (Expense)

      Other non-operating income (expense) consists of the following:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Royalty and licensing income	$2,217	$1,212	$—
Gain on sale of Hi-Maize business	—	1,916	—
Investment impairment charge	—	—	(486)
Loss on extinguishment of debt	(665)	—	—
Gain on sale of investment	150	—	—
Investment income	19	62	84
Other	266	15	5

	$1,987	$3,205	$(397)

      In the first quarter of fiscal 2004, Penford refinanced its existing secured credit and inventory financing credit agreements and wrote off $0.7 million of unamortized deferred transaction costs related to these credit agreements.

      In the first quarter of fiscal 2003, the Company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation (“National Starch”). The Company recorded a $1.9 million gain on the sale of these assets. The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $2.2 million and $1.2 million in income during fiscal 2004 and 2003, respectively, related to the licensing fee and royalties.

      In 2001, Penford invested in an early-stage technology company in the business of developing data analytics software applications. Penford accounted for its investment on the cost method. In 2002, with the continuing slowdown in the technology business sector, Penford undertook an assessment of the fair value of its investment. Penford considered a number of factors, including the financial health and prospects of the investee, the prospects for receiving a future return on Penford’s investment, the adverse changes in the funding environment for technology companies and the lack of marketability for the investment. The assessment indicated that it was unlikely that Penford would recover any of its then existing carrying amount and that an other than temporary decline in the fair value of its investment had occurred. Penford recorded an impairment charge of $0.5 million related to the complete write-off of this investment.

Note 14 —	Income Taxes

      Income before income taxes is as follows:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Domestic	$(151)	$5,684	$3,137
Foreign	5,222	5,855	2,427

Total	$5,071	$11,539	$5,564

      Income tax expense (benefit) consists of the following:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Current:
Federal	$364	$3,411	$(195)
State	284	335	100
Foreign	1,339	1,396	720

	1,987	5,142	625
Deferred:
Federal	(692)	(1,669)	1,125
State	(317)	(88)	—
Foreign	391	(282)	(2)

	(618)	(2,039)	1,123

Total provision	$1,369	$3,103	$1,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Comprehensive tax expense (benefit) allocable to:
Income before taxes	$1,369	$3,103	$1,748
Comprehensive income	(849)	(1,503)	(435)

	$520	$1,600	$1,313

      A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Statutory tax rate	34%	34%	34%
Statutory tax on income	$1,724	$3,923	$1,892
State taxes, net of federal benefit	(22)	258	58
Nondeductible depreciation and amortization	75	59	53
Tax credits, including research and development credits	(60)	(221)	(245)
Effect of enacted tax legislation	—	—	1,213
Tax rate change on net deferred tax liabilities	—	—	(270)
Foreign sales corporation benefit	(340)	(306)	(709)
Lower statutory rate on foreign earnings	(163)	(835)	(96)
Other	155	225	(148)

Total provision	$1,369	$3,103	$1,748

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of deferred tax assets and liabilities are as follows:

	August 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$2,910	$2,565
Research and development credit	91	119
Postretirement benefits	8,382	4,077
Provisions for accrued expenses	1,607	3,361
Other	1,241	974

Total deferred tax assets	14,231	11,096

Deferred tax liabilities:
Depreciation	20,488	19,474
Other	321	440

Total deferred tax liabilities	20,809	19,914

Net deferred tax liabilities	$6,578	$8,818

Recognized as:
Other current assets	$769	$1,243
Noncurrent assets	13,462	9,853
Noncurrent liabilities	(20,809)	(19,914)

Total net deferred tax liabilities	$6,578	$8,818

      At August 31, 2004, the Company had federal alternative minimum tax credit carryforwards of $2.9 million, which do not expire under current tax law.

Note 15 —	Restructuring Costs

2004 Restructuring

      In the first quarter of fiscal 2004, the Company’s Australian business began implementing an organizational and operational restructure plan at its Tamworth, New South Wales, manufacturing facility. During fiscal 2004, a total of 16 employees were terminated and $0.6 million was expensed as restructuring costs related to severance and fringe benefits. At August 31, 2004, all severance and related benefits have been paid. In the fourth quarter of fiscal 2004, the Australian business segment wrote off $0.2 million of equipment in connection with the Tamworth restructuring. The fiscal 2004 costs of this restructure have been classified as operating expenses in the Statement of Operations.

      In the second quarter of fiscal 2004, the Company’s Industrial Ingredients — North America business implemented a workforce reduction of 38 employees. In connection therewith, $0.5 million was charged to operating expense as restructuring costs. As of August 31, 2004, all severance and related costs were paid.

2002 Restructuring

      In the second quarter of fiscal 2002, the Company announced a strategic restructuring of its business operations, including the relocation of its headquarters from Washington to Colorado. As a result, the Company recorded restructuring costs totaling $1.4 million related to severance and other exit activity expenses, which are included in operating expenses. The restructuring covered seven employees, one of which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was terminated in fiscal 2002, five in fiscal 2003 and one in fiscal 2004. No adjustments to the reserve were made during fiscal 2004 and all costs related to this restructuring have been paid at August 31, 2004.

      The following table is an analysis of the reserve recorded for the 2002 restructuring (in thousands).

	Employee	Lease Termination
	Costs	and Other	Total

Initial accrual	$1,040	$343	$1,383
Payments	(607)	(178)	(785)
Adjustments	—	(165)	(165)

Balance, August 31, 2003	433	—	433
Payments	(433)	—	(433)

Balance, August 31, 2004	$—	$—	$—

Note 16 —	Earnings Per Common Share

      The following table presents the computation of basic and diluted earnings per share:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands, except share and per
	share data)
Net income	$3,702	$8,436	$3,816

Weighted average common shares outstanding	8,733,059	8,122,284	7,594,628
Net effect of dilutive stock options	134,991	105,265	199,676

Weighted average common shares and equivalents outstanding, assuming dilution	8,868,050	8,227,549	7,794,304

Earnings per common share:
Basic	$0.42	$1.04	$0.50

Diluted	$0.42	$1.03	$0.49

      Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 214,000, 489,730 and 168,244 for 2004, 2003 and 2002, respectively.

Note 17 —	Segment Reporting

      Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. Intercompany sales between Australia/ New Zealand operations and Food Ingredients — North America of $872,000 and $546,000 in 2004 and 2003, respectively, are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. All interest expense of the Company is included in corporate and other and is not allocated to the other reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Sales
• Industrial ingredients — North America	$143,612	$140,637	$126,053
• Food ingredients — North America	47,518	44,694	43,533
• Australia/ New Zealand operations	89,128	77,682	62,311
• Corporate and other	(872)	(546)	(447)

	$279,386	$262,467	$231,450

Depreciation and amortization
• Industrial ingredients — North America	$9,783	$10,250	$10,809
• Food ingredients — North America	3,263	3,226	3,200
• Australia/ New Zealand operations	4,069	3,494	3,108
• Corporate and other	574	710	676

	$17,689	$17,680	$17,793

Income from operations
• Industrial ingredients — North America	$3,846	$9,551	$9,058
• Food ingredients — North America	5,046	5,915	6,552
• Australia/ New Zealand operations	4,549	4,797	4,555
• Corporate and other	(5,865)	(6,434)	(7,097)

	$7,576	$13,829	$13,068

Capital expenditures, net
• Industrial ingredients — North America	$5,753	$5,982	$4,877
• Food ingredients — North America	1,929	778	684
• Australia/ New Zealand operations	7,750	2,000	1,802
• Corporate and other	22	12	21

	$15,454	$8,772	$7,384

	August 31,

	2004	2003

	(Dollars in thousands)
Total assets
• Industrial ingredients — North America	$101,620	$106,732
• Food ingredients — North America	32,323	35,205
• Australia/ New Zealand operations	99,344	85,269
• Corporate and other	32,509	23,687

	$265,796	$250,893

Total goodwill — Australia/ New Zealand	$20,171	$18,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of total income from operations for the Company’s segments to income before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Income from operations	$7,576	$13,829	$13,068
Other non-operating income (expense)	1,968	3,143	(481)
Investment income	19	62	84
Interest expense	(4,492)	(5,495)	(7,107)

Income before income taxes	$5,071	$11,539	$5,564

      Information about the Company’s operations by geographic area follows:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
Sales
• North America	$190,258	$184,785	$169,139
• Australia/ New Zealand	89,128	77,682	62,311

	$279,386	$262,467	$231,450

      Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,

	2004	2003	2002

	(Dollars in thousands)
United States	$157,305	$155,865	$143,756
Australia/ New Zealand	68,068	60,350	47,850
Japan	17,671	15,610	13,029
Canada	17,602	13,846	11,059
Other	18,740	16,796	15,756

	$279,386	$262,467	$231,450

	August 31,

	2004	2003

	(Dollars in thousands)
Long-lived assets, net
• North America	$88,978	$94,388
• Australia/ New Zealand	61,585	52,782

	$150,563	$147,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2004	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)	Total

	(Dollars in thousands, except per share data)
Sales	$66,170	$68,482	$72,484	$72,250	$279,386
Cost of sales	56,359	58,574	60,461	65,904	241,298

Gross margin	9,811	9,908	12,023	6,346	38,088
Net income (loss)	845	1,035	2,319	(497)	3,702
Earnings (loss) per common share:
Basic	$0.10	$0.12	$0.26	$(0.06)	$0.42
Diluted	$0.10	$0.12	$0.26	$(0.06)	$0.42
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

	First	Second	Third	Fourth
Fiscal 2003	Quarter(2)	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share data)
Sales	$66,041	$61,692	$66,035	$68,699	$262,467
Cost of sales	54,156	51,145	55,839	57,644	218,784

Gross margin	11,885	10,547	10,196	11,055	43,683
Net income	3,298	1,585	1,755	1,798	8,436
Earnings per common share:
Basic	$0.43	$0.20	$0.21	$0.21	$1.04
Diluted	$0.42	$0.20	$0.21	$0.21	$1.03
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

(1)	The Company’s operating results for fiscal 2004 included the following costs related to strategic restructuring of the Company’s business operations: (i) $0.2 million in first quarter; (ii) $0.5 million in the second quarter; (iii) $0.4 million in the third quarter and (iv) $0.2 million in the fourth quarter. See Note 15.

(2)	First quarter fiscal 2003 operating results include a gain of $1.9 million related to the sale of Hi-Maize® assets. See Note 19.

Note 19 — Transactions with National Starch

      In November 2002, the Company sold certain assets of its resistant starch Hi-maize® business to National Starch Corporation (“National Starch”), a wholly-owned subsidiary of Imperial Chemical Industries PLC of the U.K., for $2.25 million. The Company recorded a $1.9 million pre-tax gain on the sale of these assets, which gain is included in net non-operating income (expense) in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2003, the Company determined that, due to changes in Australian tax legislation, no income taxes would be payable related to this gain and taxes of approximately $0.3 million previously provided in the first quarter were reversed. See Note 14.

      The Company also licensed to National Starch the exclusive rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its resistant starch intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company. The royalty payments are subject to a minimum of $7 million over the first five

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years of the licensing agreement. The amortization of the initial licensing fee and royalty income, totaling $2.2 million and $1.2 million for fiscal 2004 and 2003, respectively, are included in net non-operating income (expense) in the Consolidated Statements of Operations.

      The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch. Sales of these products and the costs to manufacture pursuant to this agreement are included in income from operations in the Consolidated Statements of Operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

      We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Denver, Colorado

October 15, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

      Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information set forth under the heading “Election of Directors” in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), to be filed not later that 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

Item 11.	Executive Compensation.

      The information set forth under the heading “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      The information relating to certain relationships and related transactions of the Company is set forth under the heading “Change-in-Control Arrangements” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

      Information concerning principal accountant fees and services appears under the heading “Fees Paid to Ernst & Young LLP” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

      (a)(1) Financial Statements

      The consolidated balance sheets as of August 31, 2004 and 2003 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2004 and the report of independent auditors are included in Part II, Item 8.

      (2) Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

      (3) Exhibits

      See index to Exhibits on page 55.

      (b) Exhibits

      See Item 15(a)(3), above.

      (c) Financial Statement Schedules

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENFORD CORPORATION

/s/ THOMAS D. MALKOSKI

Thomas D. Malkoski

Date: November 12, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas D. Malkoski, Steven O. Cordier and Margaret Von der Schmidt and each of them, severally as attorney-in-fact for him or her in any and all capacities, to sign the Annual Report on Form 10-K of Penford Corporation for the fiscal year ended August 31, 2004, and to file same and any amendments, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS D. MALKOSKI Thomas D. Malkoski	President, Chief Executive Officer and Director (Principal Executive Officer)	November 3, 2004

/s/ STEVEN O. CORDIER Steven O. Cordier	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2004

/s/ PAUL H. HATFIELD Paul H. Hatfield	Chairman of the Board of Directors	November 3, 2004

/s/ WILLIAM E. BUCHHOLZ William E. Buchholz	Director	November 3, 2004

/s/ JEFFREY T. COOK Jeffrey T. Cook	Director	November 3, 2004

/s/ R. RANDOLPH DEVENING R. Randolph Devening	Director	November 3, 2004

/s/ JOHN C. HUNTER III John C. Hunter III	Director	November 3, 2004

/s/ SALLY G. NARODICK Sally G. Narodick	Director	November 3, 2004

/s/ JAMES E. WARJONE James E. Warjone	Director	November 3, 2004

INDEX TO EXHIBITS

      Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Englewood, Colorado 80112.

Exhibit No.	Item

2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
3.1	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1995, filed November 29, 1995)
3.2	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)
3.3	Bylaws of Registrant as amended and restated as of October 20, 1997 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)
4.1	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s, File No. 000-11488, Amendment to Registration Statement on Form 8-K/A dated May 5, 1997, filed May 5, 1997)
10.1	Penford Corporation Supplemental Executive Retirement Plan, dated March 19, 1990 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1991)*
10.2	Penford Corporation Supplemental Survivor Benefit Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1991)*
10.3	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1991)*
10.4	Change of Control Agreements between Penford Corporation and Messrs. Burns, Cordier, Duthler, Keeley, Kunerth, Lowndes, Malkoski and Randall and Ms. Von der Schmidt (a representative copy of these agreements is filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1995, filed November 29, 1995)*
10.5	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*
10.6	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s, File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
10.7	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July, 15, 1996)*
10.8	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)
10.9	Services Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)
10.10	Employee Benefits Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)*
10.11	Tax Allocation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)
10.12	Excipient Supply Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)

Exhibit No.	Item

10.13	Debenture Trust Deed dated as of November 15, 2000 among Penford Holdings Pty. Limited as issuer and ANZ Capel Court Limited as trustee (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
10.14	Syndicated Facility Agreement dated as of November 15, 2000 among Penford Australia Limited, a wholly owned subsidiary of Penford Holdings Pty. Limited, as borrowers, and Australia and New Zealand Banking Group Limited as lender and agent (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
10.15	Transition Agreement dated as of January 17, 2002 between Registrant and Jeffrey T. Cook (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended February 28, 2002, filed April 12, 2002)*
10.16	Credit Agreement dated October 7, 2003, by and among Penford Corporation, Penford Australia Limited and Penford Holdings Pty. Limited as borrowers, and Harris Trust and Savings Bank, as administrative agent. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.17	Deed of Amendment (Debenture Trust Deed) dated October 8, 2003 between Penford Holdings Pty. Limited, as issuer, and ANZ Capel Court Limited, as trustee (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.18	Deed of Amendment (Syndicated Facility Agreement) dated October 8, 2003 between Penford Australia Limited, as borrower, and ANZ Capel Court Limited, as security trustee (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
10.19	Intercreditor Agreement dated October 7, 2003 by and among Harris Trust and Savings Bank; Wells Fargo Bank, N.A.; U.S. Bank National Association; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., ‘Rabobank Nederland,‘ New York Branch; and Australia and New Zealand Banking Group Limited (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the year ended August 31, 2003, filed November 21, 2003).
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement