Form 10-Q
period 2004-11-30
PENFORD CORP
filed 2005-01-07
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act
Yes ☒ No ☐

The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 3, 2005 was 8,825,133.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$4,347	$5,915
Trade accounts receivable, net	38,901	38,703
Inventories	31,938	31,807
Prepaid expenses	4,355	4,124
Other	2,721	3,031

Total current assets	82,262	83,580

Property, plant and equipment, net	132,435	130,392
Deferred income taxes	13,601	13,462
Restricted cash value of life insurance	12,693	12,623
Goodwill, net	22,290	20,171
Other intangible assets, net	2,273	2,299
Other assets	3,321	3,269

Total assets	$268,875	$265,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,961	$25,169
Accrued pension liability	1,633	3,151
Accrued liabilities	8,160	10,200
Current portion of long-term debt	5,078	4,775

Total current liabilities	40,832	43,295

Long-term debt	79,527	75,551
Other post-retirement benefits	12,902	12,598
Deferred income taxes	20,388	20,809
Other liabilities	17,940	17,824

Total liabilities	171,589	170,077

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,805 and 10,784 shares, respectively	10,805	10,784
Additional paid-in capital	37,168	36,911
Retained earnings	71,230	75,585
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	10,840	5,196

Total shareholders’ equity	97,286	95,719

Total liabilities and shareholders’ equity	$268,875	$265,796

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30

(Unaudited)

(In thousands, except share and per share data)	2004	2003

Sales	$72,065	$66,170

Cost of sales	68,836	56,359

Gross margin	3,229	9,811

Operating expenses	5,808	5,691
Research and development expenses	1,412	1,502

Restructuring costs	—	253

Income (loss) from operations	(3,991)	2,365

Non-operating income (expense), net	81	(25)

Interest expense	1,260	1,107

Income (loss) before income taxes	(5,170)	1,233

Income tax expense (benefit)	(1,344)	388

Net income (loss)	$(3,826)	$845

Weighted average common shares and equivalents outstanding:
Basic	8,816,667	8,636,255

Diluted	8,816,667	8,727,732

Earnings (loss) per share:
Basic	$(0.43)	$0.10

Diluted	$(0.43)	$0.10

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the three months ended November 30

(Unaudited)

(In thousands)	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,826)	$845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	4,290	4,439
Deferred income taxes	(716)	(536)
Loss on early extinguishment of debt	—	665
Other	(2)	93
Change in assets and liabilities:
Trade accounts receivable	1,188	1,864
Prepaid expenses	(161)	199
Inventories	1,738	1,468
Accounts payable and accrued liabilities	(3,154)	(5,123)
Taxes payable	(877)	393

Other	480	1,375

Net cash provided by (used in) operating activities	(1,040)	5,682

Cash flows from investing activities:
Investment in property, plant and equipment, net	(1,933)	(2,438)

Other	(68)	(88)

Net cash used in investing activities	(2,001)	(2,526)

Cash flows from financing activities:
Proceeds from revolving line of credit	3,000	35,975
Payments on revolving line of credit	—	(60,339)
Proceeds from long-term debt	—	50,039
Payments of long-term debt	(1,009)	(23,334)
Exercise of stock options	195	1,051
Payment of loan fees	(146)	(1,401)

Payment of dividends	(528)	(516)

Net cash provided by financing activities	1,512	1,475

Effect of exchange rate changes on cash and cash equivalents	(39)	117

Net increase (decrease) in cash and cash equivalents	(1,568)	4,748
Cash and cash equivalents, beginning of period	5,915	5,697

Cash and cash equivalents, end of period	$4,347	$10,445

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1—BUSINESS

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

     2—BASIS OF PRESENTATION

     Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2004 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

     Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 beginning September 1, 2005 will not have a material effect on the Company’s results of operation, financial position or liquidity.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first interim or annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 123R will increase the Company’s compensation costs and share-based liabilities. The Company is studying the requirements of this standard and, at this time, cannot reasonably estimate the impact of SFAS No. 123R on its financial statements.

     Stock-based Compensation

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

     The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense consistent with the provisions prescribed in FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended. Under SFAS No. 123, compensation expense is measured at the grant date based on the value of the award and is recognized over the vesting period.

	Three months ended
	November 30,
(In thousands, except per share data)	2004	2003

Net income (loss), as reported	$(3,826)	$845

Add: Stock-based employee compensation expense included in reported net income, net of tax	17	18
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(267)	(353)

Pro forma net income (loss)	$(4,076)	$510

Earnings (loss) per share:
Reported basic earnings (loss) per common share	$(0.43)	$0.10

Reported diluted earnings (loss) per common share	$(0.43)	$0.10

Pro forma basic earnings (loss) per common share	$(0.46)	$0.06

Pro forma diluted earnings (loss) per common share	$(0.46)	$0.06

     3—INVENTORIES

     The components of inventory are as follows:

	November 30,	August 31,
	2004	2004
	(In thousands)
Raw materials and other	$13,096	$13,996
Work in progress	927	687
Finished goods	17,915	17,124

Total inventories	$31,938	$31,807

     4—PROPERTY, PLANT AND EQUIPMENT

	November 30,	August 31,
	2004	2004
	(In thousands)
Land	$16,980	$15,952
Plant and equipment	298,541	293,721
Construction in progress	12,506	10,526

	328,027	320,199
Accumulated depreciation	(195,592)	(189,807)

Net property, plant and equipment	$132,435	$130,392

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first three months of fiscal 2005 by approximately $4.3 million.

     5—DEBT

     At November 30, 2004, the Company had $37.4 million outstanding under its revolving credit facilities and $47.2 million in term loans. Effective November 2004, Penford obtained an amendment to the funded debt ratio covenant, a ratio of earnings before interest, depreciation and taxes, as defined, to total debt, in its credit facility agreement. The Company’s lenders agreed to exclude $8.4 million, a majority of the nonrecurring strike-related costs, from the calculation of the funded debt ratio. The agreement was also amended to increase the funded debt ratio threshold to 3.5 for the first half of fiscal 2005, to 3.25 for the third quarter of fiscal 2005, and to 3.0 thereafter. The maximum capital expenditure level was reduced from $20 million to $15 million for fiscal 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing ability was $17.8 million at November 30, 2004. The Company expects to be in compliance with these revised covenants for the remainder of fiscal 2005.

     6—TAXES

     The Company’s effective tax rate for the three months ended November 30, 2004 and 2003 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development and the favorable tax effect of export sales from the U.S.

     7—OTHER COMPREHENSIVE INCOME

     The components of total comprehensive income are as follows:

	Three months ended
	November 30,
	2004	2003
	(In thousands)
Net income (loss)	$(3,826)	$845
Foreign currency translation adjustments	5,701	5,566
Change in unrealized gains on derivative instruments that qualify as cash flow hedges	(57)	24

Total comprehensive income	$1,818	$6,435

     8—NON-OPERATING INCOME, NET

     Non-operating income, net consists of the following:

	Three months ended
	November 30,
	2004	2003
	(In thousands)
Loss on early extinguishment of debt	$—	$(665)
Gain on sale of investment	—	150
Royalty and licensing income	87	367
Other	(6)	123

Total	$81	$(25)

     In October 2003, Penford refinanced its existing secured credit and inventory financing credit agreements and wrote off the unamortized deferred transaction costs related to these credit agreements. In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement.

     9 – PENSION AND POST-RETIREMENT BENEFIT PLANS

     The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS No. 132 ® for the three months ended November 30, 2004 and 2003.

	Three months ended
Defined benefit pension plans	November 30,
	2004	2003
	(In thousands)
Service cost	$250	$229
Interest cost	499	473
Expected return on plan assets	(467)	(434)
Amortization of transition obligation	—	30
Amortization of prior service cost	30	27
Amortization of actuarial losses	122	109

Net periodic benefit cost	$434	$434

	Three months ended
Post-retirement health care plans	November 30,
	2004	2003
	(In thousands)
Service cost	$148	$126
Interest cost	250	213
Amortization of actuarial losses	15	15

Net periodic benefit cost	$413	$354

     10—SEGMENT REPORTING

     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America of $547,000 and $193,000 for the three months ended November 30, 2004 and 2003, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended
	November 30,
	2004	2003
	(In thousands)

Sales:

Industrial Ingredients—North America	$35,135	$32,526
Food Ingredients—North America	12,273	11,893
Australia/New Zealand operations	25,204	21,944
Intercompany sales	(547)	(193)

	$72,065	$66,170

Income (loss) from operations:

Industrial Ingredients—North America	$(4,390)	$1,548
Food Ingredients—North America	1,392	1,900
Australia/New Zealand operations (1)	575	271
Corporate and other	(1,568)	(1,354)

	$(3,991)	$2,365

(1)	Restructuring costs of $253,000 have been included in income from operations for the three months ended November 30, 2003.

	November 30,	August 31,
	2004	2004
	(In thousands)
Total assets:
Industrial Ingredients–North America	$98,834	$101,620
Food Ingredients—North America	31,183	32,323
Australia/New Zealand operations	106,775	99,344
Corporate and other	32,083	32,509

	$268,875	$265,796

     11—EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share reflects only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three months ended November 30, 2004 and 2003.

	Three months ended
	November 30,
	2004	2003
	(In thousands)
Weighted average common shares outstanding	8,817	8,636
Dilutive stock options	—	92

Weighted average common shares outstanding, assuming dilution	8,817	8,728

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

     The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects,” or comparable terminology or by discussions of strategies or trends.

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced above, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, including labor costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; or other unforeseen developments in the industries in which Penford operates.

Results of Operations

     Executive Overview

     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications. The Company develops and manufactures ingredients with starch as a base which provide value-added applications to its customers. Penford’s starch products are manufactured primarily from corn, potatoes, and wheat, and are used as binders and coatings in paper and food production.

     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, served by operations in the United States. The third segment is the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business.

     Consolidated sales for the three months ended November 30, 2004 increased 9% to $72.1 million from $66.2 million in fiscal 2004. Higher volumes at Penford’s Industrial Ingredients—North America business and in Australia contributed approximately 7% of the revenue gain, with the remaining increase attributable to favorable Australian and New Zealand foreign currency exchange rates. Gross margin as a percent of sales decreased from 14.8% in the first quarter of fiscal 2004 to 4.5% in the current year quarter primarily due to the effects of the strike in the Company’s Cedar Rapids, Iowa manufacturing facility. The members of the union accepted a five-year contract on October 17, 2004. The Company believes that the new union contract will bring labor costs in the Industrial segment more in line with its industry peers over the next few years.

     Fiscal 2004 workforce reductions in Australia and the Industrial Ingredients—North America business and reduced spending have lowered operating expenses to 8.1% of first quarter fiscal 2005 revenue from 8.6% in the same quarter last year. A discussion of segment results of operations follows.

     Sales

     Sales at the Company’s Industrial Ingredients—North America business unit increased by $2.6 million, or 8%, to $35.1 million in the first quarter of fiscal 2005 compared to the prior year period. Sales volumes, which rose 4%, contributed $1.1 million to the revenue increase, with 2% and 54% volume improvements in core products and specialty products, respectively. The remaining increase in sales was due to improved unit pricing and favorable product mix with the growth in sales of specialty products, which includes Liquid Natural Additives.

     Sales for the first quarter of fiscal 2005 at the Australia/New Zealand operations expanded by 15% to $25.2 million over the first quarter of fiscal 2004. Stronger foreign currency exchange rates contributed 8% to the revenue increase. Volume growth was partially offset by pricing pressures from imported products and unfavorable mix changes caused by softer demand for low carbohydrate product applications.

     First quarter fiscal 2005 sales for the Food Ingredients—North America business grew $0.4 million, or 3%, to $12.3 million compared to the prior year quarter on favorable product mix and improved unit pricing. Sales improvements were in the new product applications for protein, dairy and cheeses.

     Income from operations

     Income from operations at Penford’s Industrial Ingredients—North America business unit declined to a $4.4 million loss in the first quarter of fiscal 2005 from $1.5 million of income in the prior year quarter. Gross margin as a percent of sales was a negative 5.1% in the quarter ended November 30, 2004, primarily reflecting the effects of an eleven-week union strike at the segment’s Cedar Rapids, Iowa manufacturing facility. The strike ended October 17, 2004 with the ratification of a five-year contract. Higher costs for chemicals, natural gas and raw material inputs also contributed to the decline in operating income from the first quarter of fiscal 2004.

     Income from operations at the Company’s Australia/New Zealand operations increased $0.3 million to $0.6 million in the first quarter of fiscal 2005 compared to the prior year period. First quarter 2004 income from operations included $0.3 million of restructuring costs, which have been reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations. Gross margin as a percent of sales was comparable to last year at 8%. Lower grain input costs were offset by incremental costs to reconfigure the manufacturing process in the Tamworth, New South Wales facility.

     First quarter income from operations at the Food Ingredients—North American business unit decreased $0.5 million to $1.4 million from the comparable quarter last year. In the first quarter of fiscal 2005, gross margin as a percent of sales declined to 24.4% from 29.3% last year. Improved product mix was offset by higher costs to manufacture dextrose and corn products during the Cedar Rapids union strike, as well as higher chemical and recovered starch raw material costs. Lower plant utilization and inefficiencies caused by softer customer demand for starch applications for low carbohydrate products also contributed to the decline in operating income.

     Corporate operating expenses

     Corporate operating expenses for the first quarter of fiscal 2005 increased $0.2 million over the prior year period primarily related to higher professional fees.

     Interest and taxes

     Interest expense rose $0.2 million to $1.3 million for the first fiscal quarter of 2005 on slightly higher interest rates in the U.S. and Australia.

     The Company’s effective tax rate for the three months ended November 30, 2004 and 2003 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development and the favorable tax effect of export sales from the U.S.

     Non-operating income, net

     Non-operating income, net consists of the following:

	Three months ended
	November 30,
	2004	2003
	(In thousands)
Loss on early extinguishment of debt	$—	$(665)
Gain on sale of investment	—	150
Royalty and licensing income	87	367
Other	(6)	123

Total	$81	$(25)

     In October 2003, Penford refinanced its existing secured credit and inventory financing credit agreements and wrote off the unamortized deferred transaction costs related to these credit agreements. In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement.

Liquidity and Capital Resources

     At November 30, 2004, Penford had working capital of $41.4 million compared to $40.3 million at August 31, 2004. Cash used by operating activities was $1.0 million for the three months ended November 30, 2004, resulting from a net loss of $3.8 million in the first quarter.

     At November 30, 2004, the Company had $37.4 million outstanding under its revolving credit facilities and $47.2 million in term loans. Effective November 2004, Penford obtained an amendment to the funded debt ratio covenant, a ratio of earnings before interest, depreciation and taxes, as defined, to total debt, in its credit facility agreement. The Company’s lenders agreed to exclude $8.4 million, a majority of the nonrecurring strike-related costs, from the calculation of the funded debt ratio. The agreement was also amended to increase the funded debt ratio threshold to 3.5 for the first half of fiscal 2005, to 3.25 for the third quarter of fiscal 2005, and to 3.0 thereafter. The maximum capital expenditure level was reduced from $20 million to $15 million for fiscal 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing ability was $17.8 million at November 30, 2004. The Company expects to be in compliance with these revised covenants for the remainder of fiscal 2005.

     In the quarter ended November 30, 2004, the Company paid dividends of $0.5 million representing $0.06 per share, the same per share dividend rate as the first quarter of fiscal 2004. On November 3, 2004, the Board of Directors declared a dividend of $0.06 per common share payable on December 3, 2004 to shareholders of record as of November 12, 2004. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 beginning September 1, 2005 will not have a material effect on the Company’s results of operation, financial position or liquidity.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first interim or annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 123R will increase the Company’s compensation costs and share-based liabilities. The Company is studying the requirements of this standard and, at this time, cannot reasonably estimate the impact of SFAS No. 123R on its financial statements.

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

     Electricity and natural gas comprise approximately 15% of the cost of manufacturing the Company’s products in North America. Natural gas is used extensively in the Industrial Ingredients – North America business to dry the starch products. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas. Penford may not be able to pass on increases in energy costs to its customers and margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

     None of the Company’s customers constituted 10% of sales in the last three fiscal years. However, in the first quarter of fiscal 2005, sales to the top ten customers and sales to the largest customer represented 46% and 8.5%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

Changes in interest rates will affect Penford’s profitability.

     At November 30, 2004, approximately $74.2 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the London InterBank Offered Rate (“LIBOR”) or the Australian Bank Bill Buying Rate (BBSY). Significant changes in these interest rates would materially affect Penford’s profitability.

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

     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first quarter of fiscal 2005, approximately 35% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and the Australian and New Zealand dollars.

Provisions of Washington law could discourage or prevent a potential takeover.

     Penford is incorporated in the State of Washington and subject to the anti-takeover provisions of the Washington Business Corporation Act (the “Act”), which prohibits the Company from engaging in a ‘business combination” with an “interested shareholder” for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The application of the anti-takeover provisions of the Act could have the effect of delaying or preventing a change of control in the ownership of the Company.

     Item 3: Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. Since August 31, 2004, there have been no significant changes in the Company’s exposure to market risks.

     Item 4: Controls and Procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective such that information related to the Company required to be disclosed in the Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 6: Exhibits.

Exhibits

10.1	First Amendment to Credit Agreement dated November 26, 2004, by and among Penford Corporation, Penford Australia Limited and Penford Holdings Pty. Limited as borrowers, and Harris Trust and Savings Bank, as administrative agent

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation

(Registrant)

January 7, 2005	/s/ Steven O. Cordier

Steven O. Cordier
Senior Vice President, Chief Financial Officer and
Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Credit Agreement dated November 26, 2004, by and among Penford Corporation, Penford Australia Limited and Penford Holdings Pty. Limited as borrowers, and Harris Trust and Savings Bank, as administrative agent

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002