Form 10-Q
period 2005-02-28
PENFORD CORP
filed 2005-04-08
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___to ___

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
Yes ☑    No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑    No ☐

The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of April 5, 2005 was 8,825,133.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
(In thousands, except per share data)	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$4,459	$5,915
Trade accounts receivable, net	37,970	38,703
Inventories	33,154	31,807
Prepaid expenses	3,431	4,124
Other	3,408	3,031

Total current assets	82,422	83,580

Property, plant and equipment, net	131,206	130,392
Deferred income taxes	13,477	13,462
Restricted cash value of life insurance	12,764	12,623
Goodwill, net	22,568	20,171
Other intangible assets, net	2,248	2,299
Other assets	3,187	3,269

Total assets	$267,872	$265,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,916	$25,169
Accrued pension liability	1,842	3,151
Accrued liabilities	8,949	10,200
Current portion of long-term debt	5,406	4,775

Total current liabilities	42,113	43,295

Long-term debt	78,212	75,551
Other post-retirement benefits	12,920	12,598
Deferred income taxes	19,951	20,809
Other liabilities	18,022	17,824

Total liabilities	171,218	170,077

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,806 and 10,784 shares, respectively	10,806	10,784
Additional paid-in capital	37,232	36,911
Retained earnings	69,709	75,585
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	11,664	5,196

Total shareholders’ equity	96,654	95,719

Total liabilities and shareholders’ equity	$267,872	$265,796

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share data)	2005	2004	2005	2004
Sales	$69,219	$68,482	$141,284	$134,652

Cost of sales	62,059	58,574	130,895	114,932

Gross margin	7,160	9,908	10,389	19,720

Operating expenses	5,986	5,483	11,794	11,175
Research and development expenses	1,431	1,454	2,843	2,956
Restructure costs, net	—	487	—	740

Income (loss) from operations	(257)	2,484	(4,248)	4,849

Non-operating income, net	370	530	452	505
Interest expense	1,358	1,185	2,620	2,292

Income (loss) before income taxes	(1,245)	1,829	(6,416)	3,062

Income tax expense (benefit)	(253)	794	(1,598)	1,182

Net income (loss)	$(992)	$1,035	$(4,818)	$1,880

Weighted average common shares and equivalents outstanding:
Basic	8,825	8,731	8,821	8,684
Diluted	8,825	8,831	8,821	8,780

Earnings (loss) per share:
Basic	$(0.11)	$0.12	$(0.55)	$0.22
Diluted	$(0.11)	$0.12	$(0.55)	$0.21

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
	February 28,	February 29,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,818)	$1,880
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	8,632	8,927
Deferred income taxes	(1,048)	(222)
Loss on early extinguishment of debt	—	665
Other	84	1,001
Change in assets and liabilities:
Trade accounts receivable	2,244	(257)
Prepaid expenses	765	620
Inventories	736	2,685
Accounts payable and accrued liabilities	(2,051)	(6,846)
Taxes payable	(1,133)	(1,046)
Other	(171)	1,429

Net cash provided by operating activities	3,240	8,836

Cash flows from investing activities:
Investment in property, plant and equipment, net	(4,309)	(4,735)
Other	(113)	(159)

Net cash used in investing activities	(4,422)	(4,894)

Cash flows from financing activities:
Proceeds from revolving line of credit	3,000	35,975
Payments on revolving line of credit	—	(63,579)
Proceeds from long-term debt	—	50,039
Payments of long-term debt	(2,291)	(24,134)
Exercise of stock options	215	1,685
Payment of loan fees	(146)	(1,571)
Payment of dividends	(1,058)	(1,038)

Net cash used in financing activities	(280)	(2,623)

Effect of exchange rate changes on cash and cash equivalents	6	(538)

Net increase (decrease) in cash and cash equivalents	(1,456)	781
Cash and cash equivalents, beginning of period	5,915	5,697

Cash and cash equivalents, end of period	$4,459	$6,478

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

     2—BASIS OF PRESENTATION

     Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2005 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 28, 2005 and February 29, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

     Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 beginning September 1, 2005 is not expected to have a material effect on the Company’s results of operation, financial position or liquidity.

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

	Three months ended		Six months ended
	February	February	February	February
(In thousands, except per share data)	28, 2005	29, 2004	28, 2005	29, 2004
Net income (loss), as reported	$(992)	$1,035	$(4,818)	$1,880

Add: Stock-based employee compensation expense included in reported net income, net of tax	25	19	42	37
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(332)	(338)	(607)	(691)

Pro forma net income (loss)	$(1,299)	$716	$(5,383)	$1,226

Earnings (loss) per share:
Reported basic earnings (loss) per common share	$(0.11)	$0.12	$(0.55)	$0.22

Reported diluted earnings (loss) per common share	$(0.11)	$0.12	$(0.55)	$0.21

Pro forma basic earnings (loss) per common share	$(0.15)	$0.08	$(0.61)	$0.14

Pro forma diluted earnings (loss) per common share	$(0.15)	$0.08	$(0.61)	$0.14

     3—INVENTORIES

     The components of inventory are as follows:

	February 28,	August 31,
	2005	2004
	(In thousands)
Raw materials and other	$12,852	$13,996
Work in progress	781	687
Finished goods	19,521	17,124

Total inventories	$33,154	$31,807

     4—PROPERTY, PLANT AND EQUIPMENT

	February 28,	August 31,
	2005	2004
	(In thousands)
Land	$17,116	$15,952
Plant and equipment	299,983	293,721
Construction in progress	14,014	10,526

	331,113	320,199
Accumulated depreciation	(199,907)	(189,807)

Net property, plant and equipment	$131,206	$130,392

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first six months of fiscal 2005 by approximately $4.9 million.

     5—DEBT

     At February 28, 2005, the Company had $37.5 million outstanding under its revolving credit facilities and $46.1 million in term loans. Effective November 2004, Penford obtained an amendment to the funded debt ratio covenant, a ratio of earnings before interest, depreciation and taxes, as defined, to total debt, in its credit facility agreement. The Company’s lenders agreed to exclude $8.4 million, a majority of the nonrecurring strike-related costs, from the calculation of the funded debt ratio. The agreement was also amended to increase the funded debt ratio threshold to 3.5 for the first half of fiscal 2005, to 3.25 for the third quarter of fiscal 2005, and to 3.0 thereafter. The maximum capital expenditure level was reduced from $20 million to $15 million for fiscal 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing ability was $8.1 million at February 28, 2005. The Company was in compliance as of February 28, 2005 and expects to be in compliance with these revised covenants for the remainder of fiscal 2005.

     6—TAXES

     The Company’s effective tax rate for the three and six months ended February 28, 2005 and the three and six months ended February 29, 2004 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. The second quarter 2005 tax benefit recorded included an adjustment increasing the tax benefit in Australia by $0.1 million after reconciling the fiscal 2004 tax return filed to the tax provision recorded in fiscal 2004.

     7—OTHER COMPREHENSIVE INCOME

     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February	February	February	February
	28, 2005	29, 2004	28, 2005	29, 2004
		(In thousands)
Net income (loss)	$(992)	$1,035	$(4,818)	$1,880
Foreign currency translation adjustments	751	2,839	6,452	8,405
Change in unrealized gains on derivative instruments that qualify as cash flow hedges	73	718	16	742

Total comprehensive income (loss)	$(168)	$4,592	$1,650	$11,027

     8—NON-OPERATING INCOME, NET

     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February	February	February	February
	28, 2005	28, 2005	28, 2005	29, 2004
		(In thousands)
Loss on early extinguishment of debt	$—	$—	$—	$(665)
Gain on sale of investment	—	—	—	150
Royalty and licensing income	440	396	527	763
Other	(70)	134	(75)	257

Total	$370	$530	$452	$505

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

     9 – PENSION AND POST-RETIREMENT BENEFIT PLANS

     The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS No. 132(R) for the three and six months ended February 28, 2005 and February 29, 2004.

Defined benefit pension plans	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
		(In thousands)
Service cost	$283	$229	$533	$458
Interest cost	533	473	1,032	945
Expected return on plan assets	(467)	(434)	(934)	(868)
Amortization of transition obligation	—	30	—	60
Amortization of prior service cost	67	27	97	55
Amortization of actuarial losses	118	109	240	218

Net periodic benefit cost	$534	$434	$968	$868

Post-retirement health care plans	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
		(In thousands)
Service cost	$28	$126	$176	$252
Interest cost	138	213	388	426
Amortization of prior service cost	(76)	—	(76)	—
Amortization of actuarial losses	4	15	19	30

Net periodic benefit cost	$94	$354	$507	$708

     The net post-retirement benefit costs for the second quarter and first half of fiscal 2005 declined compared to the same periods last year due to plan changes retroactive to September 1, 2004 pursuant to a new union contract at the Company’s Iowa manufacturing facility.

     10—SEGMENT REPORTING

     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America of $172,000 and $718,000 for the three and six month periods ended February 28, 2005, respectively, and $74,000 and $267,000 in the three and six month periods ended February 29, 2004, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended		Six months ended
	February 28,	February	February	February
	2005	29, 2004	28, 2005	29, 2004
		(In thousands)
Sales:
Industrial Ingredients—North America	$35,634	$35,801	$70,769	$68,327
Food Ingredients—North America	11,852	10,973	24,124	22,866
Australia/New Zealand operations	21,905	21,782	47,109	43,726
Intercompany sales	(172)	(74)	(718)	(267)

	$69,219	$68,482	$141,284	$134,652

Income (loss) from operations:
Industrial Ingredients—North America (1)	$604	$1,567	$(3,786)	$3,115
Food Ingredients—North America	1,103	719	2,495	2,618
Australia/New Zealand operations (2)	(327)	1,537	248	1,808
Corporate and other	(1,637)	(1,339)	(3,205)	(2,692)

	$(257)	$2,484	$(4,248)	$4,849

(1)	Restructuring costs of $487,000 have been included in income from operations in the three and six month periods ended February 29, 2004.

(2)	Restructuring costs of $253,000 have been included in income from operations in the six months ended February 29, 2004.

	February 28,	August 31,
	2005	2004
	(In thousands)
Total assets:
Industrial Ingredients–North America	$100,038	$101,620
Food Ingredients—North America	32,345	32,323
Australia/New Zealand operations	104,554	99,344
Corporate and other	30,935	32,509

	$267,872	$265,796

     11—EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share reflects only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and six months ended February 28, 2005 and February 29, 2004.

	Three months ended		Six months ended
	February	February	February	February
	28, 2005	29, 2004	28, 2005	29, 2004
		(In thousands)
Weighted average common shares outstanding	8,825	8,731	8,821	8,684
Net effect of dilutive stock options	—	100	—	96

Weighted average common shares, outstanding, assuming dilution	8,825	8,831	8,821	8,780

Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. Weighted-average stock options to purchase 1,134,991 and 1,081,958 common stock for the three and six months ended February 28, 2005 and 267,000 and 300,000 common stock for the three and six months ended February 29, 2004 were excluded from the calculation of diluted earnings per share because they were antidilutive.

     12—LITIGATION

     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement together with conduct related to such alleged breach. Penford has filed its answer generally denying all liability and has countersued for damages. Discovery is proceeding in this case. The Company cannot determine the likelihood of the plaintiff prevailing or an estimate of damages, if any.

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

     Consolidated sales for the three months ended February 28, 2005 increased 1% to $69.2 million from $68.5 million in the second quarter of fiscal 2004. Improved pricing in the North American operations and strong foreign exchange rates were offset by declines in Australian exports and lower volumes in the Industrial Ingredients segment. Gross margin as a percent of sales declined to 10.3% in the second quarter of fiscal 2005 from 14.5% in the same quarter last year due to higher energy and chemical costs and the incremental costs of reconfiguring manufacturing processes in Australia to streamline production and change the product mix.

     Sales for the first half of fiscal 2005 rose 5% to $141.3 million over the first half of fiscal 2004, reflecting favorable foreign exchange rates, which contributed 2% of the consolidated sales growth, sales volume improvement in the Australia/New Zealand business segment, and improved pricing and mix in North America. Operating income for the six months ended February 28, 2005 was a loss of $4.2 million compared to income of $4.8 million for the same six-month period last year. Gross margin as a percent of sales declined to 7.4% from 14.6% last year on $4 million of incremental operating costs related to the Cedar Rapids strike which was settled on October 17, 2004, and the higher energy and chemical costs and Australian manufacturing issues which impacted the second quarter of fiscal 2005.

     Fiscal 2005 second quarter and first half operating expenses increased by $0.5 million and $0.6 million, respectively, primarily due to increases in professional fees associated with the initial attestation on internal controls as required by the Sarbanes-Oxley Act of 2002. A discussion of segment results of operations follows.

     Sales

     Sales at the Company’s Industrial Ingredients—North America business unit of $35.6 million were comparable to sales in the second quarter of last year. Sales volumes declined 7% reflecting a softness in sales orders related to the labor strike in this business which ended mid-first quarter. The volume decrease was offset by improved unit pricing in core product categories and a 43% increase in sales of specialty starches. Sales of $70.8 million for the six-month period ended February 28, 2005 increased $2.4 million, or 3.6%, over the same period last year due to improved pricing and a 48% increase in specialty starch sales offset by a 2% volume decline.

     Sales of $21.9 million for the second quarter of fiscal 2005 at the Australia/New Zealand operations rose slightly over the second quarter of fiscal 2004. Stronger foreign currency exchange rates and a sales volume increase of 4% were offset by the impact of competitive pricing from imported products and unfavorable product mix. Fiscal 2005 year-to-date sales of $47.1 million grew 8% over the same period last year. Stronger Australian and New Zealand exchange rates contributed 5% of the revenue increase. The remainder of the increase is due to a 9% volume growth offset by unfavorable product mix and continued competition from imports.

     Second quarter fiscal 2005 sales for the Food Ingredients—North America business of $11.9 million rose $0.9 million, or 8%, compared to the second quarter of last year on volume increases and favorable product mix. Volume expansion contributed 6% to the quarter’s sales increase, with growth in sales of applications used in the dairy, meat and nutrition, or “low carbohydrate” markets. Sales for the first six months of fiscal 2005 increased $1.3 million, or 6%, over the prior year due to a 2% increase in sales volumes and favorable product mix.

     Income from operations

     Income from operations for the second quarter of 2005 at Penford’s Industrial Ingredients—North America business unit declined to $0.6 million from $1.6 million for the prior year quarter. Gross margin as a percent of sales was 9.6% in the quarter ended February 28, 2005 compared to 13.1% for the same period last year. The margin decline was due to continued high energy and chemical costs, which increased by $1.3 million over the prior year quarter, lower overall sales volumes and increases in unit manufacturing costs, partially offset by improved unit pricing and expanded sales of higher margin specialty starches. Income from operations for the first half of fiscal 2005 was a loss of $3.8 million compared to income of $3.1 million in fiscal 2004. The primary factors contributing to this decrease were the incremental costs of approximately $4 million related to the labor strike at the Company’s Iowa manufacturing facility which ended October 17, 2004, and increased energy and chemical costs of $2.3 million. The Company believes that the new union contract will bring labor costs, particularly the cost of benefits, in this business segment more in line with its industry peers over the next few years. Included in operating income for the second quarter and year-to-date fiscal 2004 was a $0.5 million pre-tax charge related to a workforce reduction in this business segment.

     Income from operations at the Company’s Australia/New Zealand operations was a loss of $0.3 million for the quarter ended February 28, 2005 compared to income of $1.5 million last year. Quarterly gross margin as a percent of sales decreased from 12.8% last year to 4.2% in the current year quarter. Fiscal 2005 year-to-date operating income decreased by $1.6 million to $0.2 million compared to the prior year period and gross margin as a percent of sales was 6.3% compared to 10.4% last year. The declines in gross margin and operating income for the three- and six-month periods ended February 28, 2005 are due to pricing pressures on domestic products from imports as the Australian and New Zealand currencies continue to strengthen, manufacturing problems as plant operations were reconfiguring processes and installing new equipment to improve product mix, and a decrease in higher margin “low carbohydrate” product applications. Included in operating income for the quarter and six months ended February 29, 2004 was $0.3 million of severance costs related to a workforce reduction.

     Second quarter income from operations at the Food Ingredients—North American business unit grew $0.4 million to $1.1 million from the comparable quarter last year and gross margin as a percent of sales improved to 23.8% from 21.9% last year on a quarterly sales volume increase of 6%, higher margins generated by “low carbohydrate” product applications, and higher plant utilization in the Company’s dextrose production facility. Fiscal 2005 year-to-date operating income and gross margin as a percent of sales both decreased slightly to $2.5 million and 24.1%, respectively, from $2.6 million and 25.8%, respectively, in the first half of fiscal 2004. Improvements in sales, product mix and costs in the second quarter only partially offset higher first quarter costs to manufacture dextrose and corn products during the strike in Iowa.

     Corporate operating expenses

     Corporate operating expenses for the second quarter and first six months of fiscal 2005 increased $0.3 million and $0.5 million, respectively, over the prior year periods due to increases in professional fees associated with the initial attestation on internal controls required by the Sarbanes-Oxley Act of 2002.

     Interest and taxes

     Fiscal 2005 interest expense rose $0.2 million in the second quarter and $0.3 million for the first six months compared to the same periods last year on slightly higher average floating interest rates in the U.S. and Australia.

     The Company’s effective tax rate for the three and six months ended February 28, 2005 and the three and six months ended February 29, 2004 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. The second quarter 2005 tax benefit recorded included an adjustment increasing the tax benefit in Australia by $0.1 million after reconciling the fiscal 2004 tax return filed to the tax provision recorded in fiscal 2004.

     Non-operating income, net

     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February	February	February	February
	28, 2005	29, 2004	28, 2005	29, 2004
		(In thousands)
Loss on early extinguishment of debt	$—	$—	$—	$(665)
Gain on sale of investment	—	—	—	150
Royalty and licensing income	440	396	527	763
Other	(70)	134	(75)	257

Total	$370	$530	$452	$505

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

Liquidity and Capital Resources

     Penford had working capital of $40.3 million at February 28, 2005 and August 31, 2004. Cash flow from operations was $3.2 million and $8.8 million for the six months ended February 28, 2005 and February 29, 2004, respectively. The decrease in cash flow from operations is primarily due to the decline in earnings in fiscal 2005.

     At February 28, 2005, the Company had $37.5 million outstanding under its revolving credit facilities and $46.1 million in term loans. Effective November 2004, Penford obtained an amendment to the funded debt ratio covenant, a ratio of earnings before interest, depreciation and taxes, as defined, to total debt, in its credit facility agreement. The Company’s lenders agreed to exclude $8.4 million, a majority of the nonrecurring strike-related costs, from the calculation of the funded debt ratio. The agreement was also amended to increase the funded debt ratio threshold to 3.5 for the first half of fiscal 2005, to 3.25 for the third quarter of fiscal 2005, and to 3.0 thereafter. The maximum capital expenditure level was reduced from $20 million to $15 million for fiscal 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing ability was $8.1 million at February 28, 2005. The Company was in compliance as of February 28, 2005 and expects to be in compliance with these revised covenants for the remainder of fiscal 2005.

     The Company paid dividends of $1.1 million during the six months ended February 28, 2005, which represents a quarterly rate of $0.06 per share, the same per share dividend rate as the six months ended February 29, 2004. On January 28, 2005, the Board of Directors declared a dividend of $0.06 per common share payable on March 4, 2005 to shareholders of record as of February 11, 2005. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 beginning September 1, 2005 is not expected to have a material effect on the Company’s results of operation, financial position or liquidity.

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

Risks and Uncertainties

The availability and cost of the agricultural products and agricultural by-products Penford purchases are vulnerable to weather and other factors beyond its control.

     Approximately 30% of Penford’s manufacturing costs are the costs of agricultural raw materials and agricultural by-products: corn, wheat flour, and potato starch. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

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

     None of the Company’s customers constituted 10% of sales in the last three fiscal years. However, in the six months of fiscal 2005, sales to the top ten customers and sales to the largest customer represented 46% and 8.8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

     At February 28, 2005, approximately $73.3 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the London InterBank Offered Rate (“LIBOR”) or the Australian Bank Bill Buying Rate (BBSY). Significant changes in these interest rates would materially affect Penford’s profitability.

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

     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. For the six months ended February 28, 2005, approximately 33% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and the Australian and New Zealand dollars.

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

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

     See Note 12 to the Condensed Consolidated Financial Statements for a discussion of legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on January 28, 2005. The only item voted upon at the meeting was the election of directors. The results of the election are shown below. Directors not elected at this meeting and whose term of office continued after the meeting are Jeffrey T. Cook, R. Randolph Devening, Paul H. Hatfield, Thomas D. Malkoski and Sally G. Narodick.

		Percent of		Percent of
Director	Votes For	Total Shares	Votes Withheld	Total Shares
William E. Buchholz	6,687,554	75.8%	283,675	3.2%
John C. Hunter III	6,796,652	73.0%	174,577	2.0%
James E. Warjone	6,861,495	77.8%	109,734	1.2%

Item 6: Exhibits.

Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation

(Registrant)

April 8, 2005	/s/ Steven O. Cordier

Steven O. Cordier
Senior Vice President, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002