Form 10-Q
period 2005-05-31
PENFORD CORP
filed 2005-07-11
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from                      to

Commission File No. 0-11488

PENFORD CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1221360

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7094 South Revere Parkway, Centennial, Colorado	80112-3932

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 649-1900

Former Address: 7094 South Revere Parkway, Englewood, Colorado 80112-3932

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
Yes ☑  No ☐

The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of July 7, 2005 was 8,825,133.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
(In thousands, except per share data)	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash	$2,330	$5,915
Trade accounts receivable, net	35,841	38,703
Inventories	38,872	31,807
Prepaid expenses	3,541	4,124
Other	2,995	3,031

Total current assets	83,579	83,580

Property, plant and equipment, net	127,896	130,392
Deferred income taxes	13,622	13,462
Restricted cash value of life insurance	10,037	12,623
Goodwill, net	21,836	20,171
Other intangible assets, net	2,222	2,299
Other assets	3,059	3,269

Total assets	$262,251	$265,796

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,250	$25,169
Accrued pension liability	1,589	3,151
Accrued liabilities	8,852	10,200
Current portion of long-term debt	5,637	4,775

Total current liabilities	53,328	43,295

Long-term debt	62,421	75,551
Other post-retirement benefits	13,092	12,598
Deferred income taxes	18,997	20,809
Other liabilities	17,632	17,824

Total liabilities	165,470	170,077

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,806 and 10,784 shares, respectively	10,806	10,784
Additional paid-in capital	37,236	36,911
Retained earnings	71,764	75,585
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	9,732	5,196

Total shareholders’ equity	96,781	95,719

Total liabilities and shareholders’ equity	$262,251	$265,796

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2005	2004	2005	2004
Sales	$76,101	$72,484	$217,385	$207,136
Cost of sales	66,061	60,461	196,956	175,393

Gross margin	10,040	12,023	20,429	31,743

Operating expenses	6,783	6,156	18,576	17,330
Research and development expenses	1,447	1,595	4,290	4,551
Restructure costs, net	—	384	—	1,125

Income (loss) from operations	1,810	3,888	(2,437)	8,737

Non-operating income, net	1,209	505	1,661	1,010
Interest expense	1,457	1,060	4,077	3,352

Income (loss) before income taxes	1,562	3,333	(4,853)	6,395

Income tax expense (benefit)	(1,023)	1,014	(2,620)	2,196

Net income (loss)	$2,585	$2,319	$(2,233)	$4,199

Weighted average common shares and equivalents outstanding:
Basic	8,825	8,771	8,822	8,713
Diluted	8,937	8,933	8,822	8,835

Earnings (loss) per share:
Basic	$0.29	$0.26	$(0.25)	$0.48
Diluted	$0.29	$0.26	$(0.25)	$0.48

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended
	May 31,	May 31,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,233)	$4,199
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	12,992	13,374
Deferred income taxes	(2,091)	(753)
Loss on early extinguishment of debt	—	665
Gain on sale of investment	(736)	—
Other	(95)	1,136
Change in assets and liabilities:
Trade accounts receivable	3,988	(4,198)
Prepaid expenses	641	512
Inventories	(5,639)	(3,984)
Accounts payable and accrued liabilities	9,985	4,002
Taxes payable	(1,650)	88
Other	111	879

Net cash provided by operating activities	15,273	15,920

Cash flows from investing activities:
Investment in property, plant and equipment, net	(6,553)	(8,007)
Proceeds from investments	3,525	—
Other	(84)	(210)

Net cash used in investing activities	(3,112)	(8,217)

Cash flows from financing activities:
Proceeds from revolving line of credit	3,000	35,975
Payments on revolving line of credit	(13,591)	(65,083)
Proceeds from long-term debt	—	50,039
Payments of long-term debt	(3,574)	(24,934)
Exercise of stock options	215	1,922
Payment of loan fees	(163)	(1,733)
Payment of dividends	(1,588)	(1,563)

Net cash used in financing activities	(15,701)	(5,377)

Effect of exchange rate changes on cash and cash equivalents	(45)	(729)

Net increase (decrease) in cash and cash equivalents	(3,585)	1,597
Cash and cash equivalents, beginning of period	5,915	5,697

Cash and cash equivalents, end of period	$2,330	$7,294

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

     2—BASIS OF PRESENTATION

     Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2005 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first interim or annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. In April 2005, the SEC postponed the effective date of SFAS No. 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS No. 123R effective September 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company is currently evaluating the requirements of SFAS No. 123R and SAB 107. The Company expects that the adoption of

SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current proforma disclosures pursuant to SFAS No. 123.

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption will have on its results of operations and financial position, but does not believe it will have a material impact.

     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company would be required to adopt SFAS No. 154 in fiscal 2007. SFAS No. 154 provides guidance for and reporting of accounting changes and error corrections. It states that retrospective application, or the latest practicable date, is the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Company is evaluating the effect that the adoption of SFAS No. 154 will have on its results of operations and financial position, but does not believe it will have a material impact.

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

	Three months ended		Nine months ended
(In thousands, except per share data)	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
Net income (loss), as reported	$2,585	$2,319	$(2,233)	$4,199

Add: Stock-based employee compensation expense included in reported net income, net of tax	35	21	60	58
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(153)	(263)	(501)	(953)

Pro forma net income (loss)	$2,467	$2,077	$(2,674)	$3,304

Earnings (loss) per share:
Reported basic earnings (loss) per common share	$0.29	$0.26	$(0.25)	$0.48

Reported diluted earnings (loss) per common share	$0.29	$0.26	$(0.25)	$0.48

Pro forma basic earnings (loss) per common share	$0.28	$0.24	$(0.30)	$0.38

Pro forma diluted earnings (loss) per common share	$0.28	$0.23	$(0.30)	$0.37

     3—INVENTORIES

     The components of inventory are as follows:

	May 31,	August 31,
	2005	2004
	(In thousands)
Raw materials	$19,443	$13,996
Work in progress	681	687
Finished goods	18,748	17,124

Total inventories	$38,872	$31,807

     4—PROPERTY, PLANT AND EQUIPMENT

	May 31,	August 31,
	2005	2004
	(In thousands)
Land	$16,820	$15,952
Plant and equipment	298,364	293,721
Construction in progress	15,203	10,526

	330,387	320,199
Accumulated depreciation	(202,491)	(189,807)

Net property, plant and equipment	$127,896	$130,392

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first nine months of fiscal 2005 by approximately $3.4 million.

     5—DEBT

     At May 31, 2005, the Company had $23.5 million outstanding under its revolving credit facilities and $44.5 million in term loans. Effective November 2004, Penford obtained an amendment to the funded debt ratio covenant, a ratio of earnings before interest, depreciation and taxes, as defined, to total debt, in its credit facility agreement. The Company’s lenders agreed to exclude $8.4 million, a majority of the nonrecurring strike-related costs, from the calculation of the funded debt ratio. The agreement was also amended to increase the funded debt ratio threshold to 3.5 for the first half of fiscal 2005, to 3.25 for the third quarter of fiscal 2005, and to 3.0 thereafter. The maximum capital expenditure level was reduced from $20 million to $15 million for fiscal 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing ability was $12.4 million at May 31, 2005. The Company was in compliance as of May 31, 2005 and expects to be in compliance with these revised covenants for the remainder of fiscal 2005.

     6—TAXES

     The Company’s effective tax rate for the three- and nine-month periods ended May 31, 2005 and 2004 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 54%. This rate differs from that used in the first half of fiscal 2005 because permanent differences and credits had a greater impact on the tax rate due to changes in projected financial results for the full fiscal year. The tax benefit recognized in the third quarter of fiscal

2005 reflects the Company’s current estimated tax rate applied to year-to-date pre-tax losses, and includes an adjustment increasing its tax benefit related to its first half pre-tax losses by $1.9 million.

     7—OTHER COMPREHENSIVE INCOME

     The components of total comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Net income (loss)	$2,585	$2,319	$(2,233)	$4,199
Foreign currency translation adjustments	(1,796)	(4,122)	4,657	4,283
Change in unrealized gains on derivative instruments that qualify as cash flow hedges	(137)	82	(121)	823

Total comprehensive income (loss)	$652	$(1,721)	$2,303	$9,305

     8—NON-OPERATING INCOME, NET

     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Loss on early extinguishment of debt	$—	$—	$—	$(665)
Gain on sale of investment	736	—	736	150
Royalty and licensing income	436	434	963	1,197
Other	37	71	(38)	328

Total	$1,209	$505	$1,661	$1,010

     In the third quarter of fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

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

     9 – PENSION AND POST-RETIREMENT BENEFIT PLANS

     The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS No. 132 (R) for the three and nine months ended May 31, 2005 and 2004.

Defined benefit pension plans	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Service cost	$266	$229	$799	$686
Interest cost	516	472	1,549	1,417
Expected return on plan assets	(467)	(434)	(1,401)	(1,302)
Amortization of transition obligation	—	30	—	90
Amortization of prior service cost	49	27	146	82
Amortization of actuarial losses	120	110	360	328

Net periodic benefit cost	$484	$434	$1,453	$1,301

Post-retirement health care plans	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Service cost	$88	$126	$264	$379
Interest cost	194	213	581	639
Amortization of prior service cost	(38)	—	(114)	—
Amortization of actuarial losses	9	15	29	44

Net periodic benefit cost	$253	$354	$760	$1,062

     The net post-retirement benefit costs for the three and nine months ended May 31, 2005 declined compared to the same periods last year due to plan changes retroactive to September 1, 2004 pursuant to a new union contract at the Company’s Iowa manufacturing facility.

     10—SEGMENT REPORTING

     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America of $163,000 and $881,000 for the three and nine month periods ended May 31, 2005, respectively, and $192,000 and $459,000 in the three and nine month periods ended May 31, 2004, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Sales:
Industrial Ingredients—North America	$38,625	$38,679	$109,394	$107,006
Food Ingredients—North America	13,911	11,417	38,035	34,283
Australia/New Zealand operations	23,728	22,580	70,837	66,306
Intercompany sales	(163)	(192)	(881)	(459)

	$76,101	$72,484	$217,385	$207,136

Income (loss) from operations:
Industrial Ingredients—North America (1)	$1,842	$2,964	$(1,944)	$6,079
Food Ingredients—North America	1,825	1,096	4,320	3,714
Australia/New Zealand operations (2)	(105)	1,692	143	3,500
Corporate and other	(1,752)	(1,864)	(4,956)	(4,556)

	$1,810	$3,888	$(2,437)	$8,737

(1)	Restructuring costs of $487,000 have been included in income from operations in the nine month periods ended May 31, 2004.

(2)	Restructuring costs of $384,000 and $638,000 have been included in income from operations in the three and nine months ended May 31, 2004, respectively.

	May 31,	August 31,
	2005	2004
	(In thousands)
Total assets:
Industrial Ingredients–North America	$97,377	$101,620
Food Ingredients—North America	32,399	32,323
Australia/New Zealand operations	107,067	99,344
Corporate and other	25,408	32,509

	$262,251	$265,796

     11—EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share reflects only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2005 and 2004.

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Weighted average common shares outstanding	8,825	8,771	8,822	8,713
Net effect of dilutive stock options	112	162	—	122

Weighted average common shares, outstanding, assuming dilution	8,937	8,933	8,822	8,835

Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. Weighted-average stock options to purchase 372,000 and 1,096,065 common stock for the three and nine months ended May 31, 2005 and 210,000 and 254,820 options to purchase common stock for the three and nine months ended May 31, 2004 were excluded from the calculation of diluted earnings per share because they were antidilutive.

     12—LITIGATION

     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. Discovery is proceeding in this case. The Company cannot at this time determine the likelihood of any outcome or estimate damages, if any.

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

     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced above, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, including labor costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; changes in the assumptions used to determine the effective income tax rate; or other unforeseen developments in the industries in which Penford operates.

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

     Consolidated sales for the three months ended May 31, 2005 increased 5% to $76.1 million from $72.5 million in the third quarter of fiscal 2004. Quarterly sales increases were driven by higher volumes in the Food Ingredients—North America and Australian operations, improved pricing in the Industrial Ingredients—North America segment and a stronger Australian dollar. Quarterly gross margin as a percent of sales declined to 13.2% in the third quarter of fiscal 2005 from 16.6% in the same quarter last year due to higher energy, freight and petroleum-based chemical costs in all business segments. Third quarter 2004 operating income included a $0.4 million pre-tax charge related to restructuring costs in the Australian business segment.

     Year-to-date sales rose 5% to $217.4 million from $207.1 million last year, reflecting favorable foreign exchange rates, which contributed 2% of the consolidated sales growth, sales volume improvement in the Australia/New Zealand and Food Ingredients—North America business segments, and improved pricing and mix in the North American operations. Operating loss for the nine months ended May 31, 2005 was $2.4 million compared to income of $8.7 million for the same nine-month period last year. Gross margin as a percent of sales declined to 9.4% from 15.3% last year on $4 million of incremental operating costs related to the Cedar Rapids strike which was settled mid-first quarter, higher energy and chemical costs, and higher manufacturing expenses in Australia. Year-to-date operating income for fiscal 2004 included $1.1 million in pre-tax restructuring costs in the Australian and Industrial Ingredients—North America businesses.

     Fiscal 2005 third quarter and year-to-date operating expenses increased by $0.6 million and $1.2 million, respectively, primarily due to increases in professional fees associated with the initial attestation on internal controls as required by the Sarbanes-Oxley Act of 2002 and higher employee costs. A discussion of segment results of operations and the effective tax rate follows.

     Sales

     Fiscal 2005 third quarter sales of $38.6 million at the Industrial Ingredients—North America business unit were comparable to sales in the third quarter of last year. Sales volumes declined 6% due to reduced shipments of lower value-added formulations. The reduction in sales volumes was offset by improvements in product mix and unit pricing in core, international and specialty product categories. Sales of specialty starches rose 10% in the third quarter of fiscal 2005 over the same period last year. Sales for the nine-month period ended May 31, 2005 increased by 2% over the same period in fiscal 2004 to $109.4 million. The favorable effects of product mix, higher average selling prices and a 35% increase in sales of higher margin specialty starches were offset by a 3% year-to-date sales volume decline.

     Sales of $23.7 million for the third quarter of fiscal 2005 at the Australia/New Zealand operations rose 5% over the same period of fiscal 2004 on strong foreign currency exchange rates and a sales volume increase of 3%. Third quarter sales in local currency were comparable to the same quarter last year. These positive impacts were offset by competitive pricing pressures from imported products as the Australian dollar continued to appreciate. Fiscal 2005 year-to-date sales of $70.8 million grew 7% over the same period last year. Strong Australian and New Zealand foreign currency exchange rates contributed 6% of the revenue increase, with the remainder attributable to volume growth of 7% offset by unfavorable product mix and continued offshore competition. In local currency, sales rose 2%.

     Third quarter fiscal 2005 sales for the Food Ingredients—North America business of $13.9 million expanded $2.5 million, or 22%, compared to the third quarter of last year on volume increases of 21%. Sales of high-margin formulations for the nutrition, or low-carbohydrate, market were strong, accounting for approximately $1.8 million of the sales growth in the third quarter. The Company expects that fourth quarter sales for nutrition food applications will approximate third quarter sales, but that this order level will not be sustained into fiscal 2006. Sales for the nine months ended May 31, 2005 grew $3.8 million, or 11%, to $38.0 million compared to $34.3 million in the same period in fiscal 2004. Volume increases contributed 8% of the sales growth and the remainder is due to favorable product mix. Sales of nutrition applications represented $2.7 million of the nine-month revenue increase.

     Income from operations

     Income from operations for the third quarter of 2005 at Penford’s Industrial Ingredients—North America business unit declined to $1.8 million from $3.0 million for the prior year quarter. Gross margin as a percent of sales was 13.0% in the quarter ended May 31, 2005 compared to 15.0% for the same period last year. The positive impact of improved unit pricing and sales of higher margin specialty starches was offset by continued high chemical and energy costs, which increased by $2.1 million over the prior year quarter, and by increases in other manufacturing expenses. Losses from operations for the first nine months of fiscal 2005 were $1.9 million compared to income of $6.1 million in fiscal 2004. The primary factors contributing to this decrease were incremental costs of approximately $4 million related to the labor strike at the Company’s Iowa manufacturing facility which ended mid-first quarter of fiscal 2005, and increased energy and chemical costs of $4.5 million. Included in year-to-date fiscal 2004 operating income was a $0.5 million pre-tax charge related to a workforce reduction in this business segment.

     Income from operations at the Company’s Australia/New Zealand operations was a loss of $0.1 million for the quarter ended May 31, 2005 compared to income of $1.7 million last year. Third quarter gross margin as a percent of sales decreased from 15.0% last year to 5.1% in the current year quarter. Approximately one-half of the margin decline was attributable to rising costs of oil-based manufacturing inputs, primarily freight, energy and chemicals. The remainder of the decrease is due to lower plant yields and utilization as processes and equipment are being reconfigured to manufacture different product lines. Fiscal 2005 year-to-date operating income decreased by $3.4 million to $0.1 million compared to the prior year period and gross margin as a percent of sales was 5.9% compared to 12.0% last year. The declines in gross margin and operating income for the nine-month period compared to last year are due to the same factors and cost increases as for the third quarter. Included in fiscal 2004 year-to-date operating results was $0.6 million of severance costs related to workforce reductions.

     Third quarter 2005 income from operations at the Food Ingredients—North American business unit grew 67% from $1.1 million last year to $1.8 million. Gross margin as a percent of sales improved to 27.4% from 24.8% last year on a quarterly sales volume increase of 21%, higher margins generated by sales of low carbohydrate product applications, and improved plant utilization. Fiscal 2005 year-to-date operating income increased $0.6 million to $4.3 million compared to the same period last year and gross margin as a percent of sales for both nine-month periods was 25.4%.

     Corporate operating expenses

     Corporate operating expenses for the three months ended May 31, 2005 declined $0.1 million compared to the prior year period as a result of lower overall discretionary spending. Operating expenses for fiscal 2005 year-to-date increased by $0.4 million over the prior year period primarily due to increases in professional fees associated with the initial attestation on internal controls required by the Sarbanes-Oxley Act of 2002.

     Interest and taxes

     Fiscal 2005 interest expense increased by $0.4 million and $0.7 million, respectively, for the three- and nine-month periods ended May 31, 2005 compared to the same periods last year on higher short-term interest rates in the United States.

     The Company’s effective tax rate for the three- and nine-month periods ended May 31, 2005 and 2004 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development and the favorable tax effect of export sales from the U.S. On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 54%. This rate differs from that used in the first half of fiscal 2005 because permanent differences and credits had a greater impact on the tax rate due to changes in projected financial results for the full fiscal year. The tax benefit recognized in the third quarter of fiscal

2005 reflects the Company’s current estimated tax rate applied to year-to-date pre-tax losses, and includes an adjustment increasing its tax benefit related to its first half pre-tax losses by $1.9 million.

     Non-operating income, net

     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
		(In thousands)
Loss on early extinguishment of debt	$—	$—	$—	$(665)
Gain on sale of investment	736	—	736	150
Royalty and licensing income	436	434	963	1,197
Other	37	71	(38)	328

Total	$1,209	$505	$1,661	$1,010

     In the third quarter of fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

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

Liquidity and Capital Resources

     Penford had working capital of $30.3 million and $40.3 million at May 31, 2005 and August 31, 2004, respectively. Cash flow from operations was $12.0 million and $7.1 million, respectively, for the quarters ended May 31, 2005 and 2004. The increase in operating cash flow was due to the positive impacts of programs to improve assets returns and working capital balances. At May 31, 2005, the Company had $68.0 million outstanding under its revolving credit facilities and term loans, a reduction of $12.3 million since August 31, 2004.

     At May 31, 2005, the Company had $23.5 million outstanding under its revolving credit facilities and $44.5 million in term loans. Effective November 2004, Penford obtained an amendment to the funded debt ratio covenant, a ratio of earnings before interest, depreciation and taxes, as defined, to total debt, in its credit facility agreement. The Company’s lenders agreed to exclude $8.4 million, a majority of the nonrecurring strike-related costs, from the calculation of the funded debt ratio. The agreement was also amended to increase the funded debt ratio threshold to 3.50 for the first half of fiscal 2005, to 3.25 for the third quarter of fiscal 2005, and to 3.0 thereafter. The maximum capital expenditure level was reduced from $20 million to $15 million for fiscal 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing ability was $12.4 million at May 31, 2005. The Company was in compliance as of May 31, 2005 and expects to be in compliance with these revised covenants for the remainder of fiscal 2005.

     The Company paid dividends of $1.6 million during the nine months ended May 31, 2005, which represents a quarterly rate of $0.06 per share, the same per share dividend rate as the nine months ended May 31, 2004. On June 28, 2005, the Board of Directors declared a dividend of $0.06 per common share payable on September 2, 2005 to shareholders of record as of August 12, 2005. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first interim or annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. In April 2005, the SEC postponed the effective date of SFAS No. 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, the Company will be required to adopt SFAS No. 123R effective September 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company is currently evaluating the requirements of SFAS No. 123R and SAB 107. The Company expects that the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current proforma disclosures pursuant to SFAS No. 123.

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption will have on its results of operations and financial position, but does not believe it will have a material impact.

     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company would be required to adopt SFAS No. 154 in fiscal 2007. SFAS No. 154 provides guidance for and reporting of accounting changes and error corrections. It states that retrospective application, or the latest practicable date, is the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Company is evaluating the effect that the adoption of SFAS No. 154 will have on its results of operations and financial position, but does not believe it will have a material impact.

Risks and Uncertainties

The availability and cost of the agricultural products Penford purchases are vulnerable to weather and other factors beyond its control.

     Approximately 30% of Penford’s manufacturing costs are the costs of agricultural raw materials: corn, wheat flour, and potato starch. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

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

     None of the Company’s customers constituted 10% of sales in the last three fiscal years. However, in the nine months of fiscal 2005, sales to the top ten customers and sales to the largest customer represented 44% and 9.0%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

     At May 31, 2005, approximately $58.3 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the London InterBank Offered Rate (“LIBOR”) or the Australian Bank Bill Buying Rate (BBSY). Significant changes in these interest rates would materially affect Penford’s profitability.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.

     Penford is subject to income taxes in the United States, Australia and New Zealand. The effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on Penford’s ability to generate future taxable income in the United States. The amount of income taxes Penford pays is subject to audit and a material assessment by a governing tax authority could affect profitability.

Profitability is subject to risks associated with changes in foreign exchange currency rates.

     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. For the nine months ended May 31, 2005, approximately 33% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and the Australian and New Zealand dollars.

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

     Item 4: Controls and Procedures.

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective such that information related to the Company required to be disclosed in the SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Penford Corporation

(Registrant)

July 11, 2005	/s/ Steven O. Cordier

Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002