Form 10-K
period 2005-08-31
PENFORD CORP
filed 2005-11-14
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-11488
Penford Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1221360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7094 S. Revere Parkway Centennial, Colorado (Address of principal Executive Offices)	80112-3932 (Zip Code)
Registrant’s telephone number, including area code:
(303) 649-1900
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
Common Stock Purchase Rights
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☑    No. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☐
     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 28, 2005, the last business day of the Registrant’s second quarter of fiscal 2005, was approximately $86.8 million based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 5% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.
     The number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 7, 2005 was 8,877,165.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION
FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

PART I
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
      Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those referenced above, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate, chemical and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; or other unforeseen developments in the industries in which Penford operates.

Item 1:	Business
Description of Business
      Penford Corporation (“Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food applications. The Company uses its carbohydrate chemistry expertise to develop ingredients with starch as a base for value-added applications in several markets including papermaking and food products. The Company manages its business in three segments. The first two, industrial ingredients and food ingredients are broad categories of end-market users, primarily served by the U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business. Financial information about Penford’s segments and geographic areas is included in Note 16 to the Consolidated Financial Statements.
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
      Penford also exclusively licensed to National Starch certain rights to its resistant starch intellectual property portfolio for applications in human nutrition. Penford retained the rights to practice its intellectual property for all non-human nutrition applications. Under the terms of the agreements, Penford received an initial licensing fee of $2.25 million and will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The licensing fee is being amortized over the life of the agreement. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement.
      Penford also entered into a tolling arrangement under which it will manufacture resistant starch products for National Starch, if requested by National Starch. See Note 18 to the Consolidated Financial Statements.
Raw Materials
      Corn: Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices related to the major U.S. grain markets.
      Penford Australia’s corn wet milling facilities in Lane Cove, Australia, and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. The corn sourced in Australia and New Zealand is contracted prior to harvest (March — June). Corn used in Australia is purchased and stored for use in both the current and following year. The corn sourced in New Zealand is purchased forward for future delivery. Corn is also purchased from Australia and China as necessary to supplement the corn sourced and processed in New Zealand.
      Potato Starch: The facilities in Idaho Falls, Idaho, Richland, Washington and Plover, Wisconsin use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to three years with potato processors in the United States, Canada and Mexico to acquire potato-based raw materials.
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
      Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints, although drought conditions in 2003 and 2004 in Australia have impacted the prices of corn and wheat in that area and strong demand has substantially increased natural gas and chemical prices. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 50-55% of the recovered starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.
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
Research and Development
      Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects requiring coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $5.8 million, $6.1 million and $5.4 million for fiscal years ended August 31, 2005, 2004 and 2003, respectively.
      At the end of fiscal 2005, Penford had 35 scientists, including seven PhD’s in carbohydrate and polymer chemistry, who comprise a body of expert knowledge of material characterization and molecular structure of various carbohydrates. This expertise is integral to commercializing new market applications in all facets of Penford’s business.
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
      Penford has approximately 200 current and pending patents, most of which are related to base technologies in French fry coatings, coatings for the paper industry and high amylose resistant starch for food ingredients. Penford’s patents expire at various times between 2006 and 2023. The annual cost to renew all of the Company’s patents is approximately $0.1 million. Other companies may develop similar or functionally equivalent products or may successfully challenge the validity of these patents. Also, Penford’s processes or products may infringe upon the patents of third parties.
      Specialty starch ingredient brand names for industrial applications include, among others, Penford® Gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind®, PenCling®, PenPlus®, CanTab®, MAPStm, Mazacatm and Fieldcleertm.

Quarterly Fluctuations
      Penford’s revenues and operating results vary from quarter to quarter. The Company experiences seasonality with the Penford Australia operations. The Company has lower sales volumes and gross margins in Australia and New Zealand’s summer months, which corresponds to Penford’s second fiscal quarter. This seasonal decline is caused by the closure of some customers’ plants for public holidays and maintenance during this period. Decreased consumption of some foods, such as packaged bread, which use the Company’s products also contribute to this seasonal trend. Sales volumes of the Food Ingredients — North America products used in French fry coatings are also generally lower during the Penford’s second fiscal quarter due to decreased consumption of French fries during the post-holiday season.
Working Capital
      Penford generally carries a one to 45 day supply of materials required for production, depending on the lead time for the specific items. Penford manufactures finished goods to customer orders or anticipated demand. The Company is therefore able to carry less than 30 days supply of most products. Terms for trade receivables and trade payables are standard for the industry and region and generally do not exceed 30-day terms except for trade receivables for export sales.
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
Principal Customers
      Penford sells to a variety of customers for applications in food products, papermaking, textiles, mining and other industrial uses. The Company has several relatively large customers in each business segment. However, over the last three years Penford had no customers that exceeded 10% of sales.

Competition
      Penford competes directly with approximately five other companies that manufacture specialty starches for the papermaking industry and approximately six other companies that manufacture specialty food ingredients. Penford competes indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Although some of these competitors are larger companies, and have greater financial and technical resources, Penford holds a significant market share of its targeted, niche markets. Application expertise, quality, service and price are the major competitive advantages for Penford.
Employees
      At August 31, 2005, Penford had 595 total employees. In North America, Penford had 341 employees, of which approximately 42% are members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2009. Penford Australia had 254 employees, of which 61% are members of trade unions in Australia and New Zealand. The Australian union contracts for the Lane Cove and Tamworth facilities, both located in New South Wales, Australia, have expiration dates of November 30, 2005 and September 30, 2006, respectively. The New Zealand union agreement expires in April 2007.
Sales and Distribution
      Sales are generated using a combination of direct sales and distributor agreements. Penford supports its sales efforts with technical and advisory assistance with the customers’ use of the Company’s products. Penford ships its product promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.
      Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to two years or on a spot basis. In fiscal 2005, approximately 67% of these sales are under fixed price contracts, with 33% representing formula price and spot business.
      Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail, truck or barge to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.
Foreign Operations and Export Sales
      Penford further expanded into foreign markets with its acquisition of Penford Australia in September 2000. Penford Australia is the primary producer of corn starch products in Australia and New Zealand. Competition is mainly from imported products, except in wheat flour based starches where there is one other producer in Australia. Starches have the ability to be chemically and physically modified to meet the wide range of demands (such as viscosity, resistance to arduous processing conditions and clarity) required by the food industry. Penford Australia has developed novel starch-based products, as evidenced by patents obtained for high amylose maize starches for use as dietary fiber. Penford Australia manufactures products used to enhance the quality of packaged food products, generally through providing the texture and viscosity required by the customer for products such as sauces and gravies. Penford Australia’s starch products are also used in industrial applications including mining, paper, corrugating and building materials. The Company’s operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products.
      Export sales from Penford’s businesses in the U.S. and Australia/ New Zealand accounted for approximately 16%, 19% and 18% of total sales in fiscal 2005, 2004 and 2003, respectively.

Available Information
      Penford’s Internet address is www.penx.com. There the Company provides free access to Penford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s SEC reports can be accessed through the investor relations section of the Web site. The information found on Penford’s Web site is not part of this or any other report filed with or furnished to the SEC.
Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	49	President and Chief Executive Officer
Randy J. Burns	49	Vice President, Operations and Supply Chain
Steven O. Cordier	49	Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary Managing Director, Penford Australia
Timothy Kortemeyer	39	Vice President and General Manager, Penford Products Co.
Wallace H. Kunerth	57	Vice President and Chief Science Officer
Christopher L. Lawlor	55	Vice President — Human Resources, General Counsel and Corporate Secretary
John R. Randall	61	Vice President and General Manager, Penford Food Ingredients
      Mr. Malkoski joined Penford as Chief Executive Officer and was appointed to the Board of Directors in January 2002. He was named President of Penford in January 2003. He served as President and Chief Executive Officer of Griffith Laboratories, North America, a specialty foods ingredients business, from 1997 to 2001. Formerly, he served as Vice President/ Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International, a global marketer, producer and distributor of fresh and processed foods. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, spending twelve years progressing through major product category management responsibilities.
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
      Mr. Cordier is Penford’s Senior Vice President, Chief Financial Officer and Assistant Corporate Secretary. He joined Penford in July 2002 as Vice President and Chief Financial Officer, and was promoted to Senior Vice President in November 2004. Since September 2005, Mr. Cordier has also been serving as the interim Managing Director of Penford’s Australian and New Zealand operations. He came to Penford from Sensient Technologies, a manufacturer of specialty products for the food, beverage, pharmaceutical and technology industries. He served as Treasurer from 1995 to 1997 and as Vice President and Treasurer from 1997 to 1999. He completed his term at Sensient as Vice President, Administration from 1999 to 2002. During his tenure at Sensient, he had responsibility for treasury, investor relations and finance functions. In his different positions, he also managed other aspects of operations such as engineering, information technology and marketing. From 1990 to 1995, he was employed in various financial management positions at International Flavors & Fragrances, a manufacturer of flavors and fragrances for the food, beverage and cosmetic industries.
      Mr. Kortemeyer was promoted to General Manager of Penford Products Co., Penford’s industrial ingredients business, in August 2005, and to Vice President in October 2005. Mr. Kortemeyer joined Penford in 1999 and served as a Team Leader in the manufacturing operations of Penford Products until 2001. From 2001 until 2003 he was an Operations Manager and Quality Assurance Manager. From July 2003 to November 2004, Mr. Kortemeyer served as the business unit manger of the Company’s co-products business, and from November 2004 until August 2005, as the director of the Company specialty starches product lines, responsible for sales, marketing and business development.
      Dr. Kunerth has served as Penford’s Vice President and Chief Science Officer since 2000. From 1997 to 2000, he served in food science research management positions at Monsanto Company, a provider of agricultural products and integrated solutions for farmers. Before Monsanto, he was the Vice President of Technology at Penford’s food ingredients business from 1993 to 1997.
      Mr. Lawlor joined Penford in April 2005 as Vice President-Human Resources, General Counsel and Corporate Secretary. From 2002 to April 2005, Mr. Lawlor served as Vice President-Human Resources for Sensient Technologies Corporation, a manufacturer of specialty chemicals and food products. From 2000 to 2002, he was Assistant General Counsel for Sensient. Mr. Lawlor was Vice President-Administration, General Counsel and Secretary for Kelley Company, Inc., a manufacturer of material handling and safety equipment from 1997 to 2000. Prior to joining Kelley Company, Mr. Lawlor was employed as an attorney at a manufacturer of paper and packaging products and in private practice with national and regional law firms.
      Mr. Randall has served as Vice President and General Manager of Penford Food Ingredients since February 2003. Prior to joining Penford, Mr. Randall was Vice President, Research & Development/ Quality Assurance of Griffith Laboratories, USA, a specialty foods ingredients business, from 1998 to 2003. From 1993 to 1998, Mr. Randall served in various research and development positions with KFC Corporation, a quick-service restaurant business, most recently as Vice President, New Product Development. Prior to 1993 Mr. Randall served in research and development leadership positions at Romanoff International, Inc., a manufacturer and marketer of gourmet specialty food products, and at Kraft/ General Foods.

Item 2:	Properties
      Penford’s facilities as of August 31, 2005 are as follows:

	Bldg. Area	Land Area	Owned/
	(Sq. Ft.)	(Acres)	Leased	Function of Facility

North America:
Centennial, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	29	Owned	Manufacture of corn starch products, administration offices and research laboratories
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	16,000	3	Leased	Manufacture of potato and tapioca starch products
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch products
Australia/ New Zealand:
Lane Cove, New South Wales	75,700	7	Owned	Manufacture of corn starch products, administrative offices and research laboratories
Tamworth, New South Wales	94,600	6	Owned	Manufacture of wheat starch and glutten products
Tamworth, New South Wales	—	425	Owned	Agricultural and effluent dispersion
		225	Leased	Agricultural use
Auckland, New Zealand	104,700	5	Owned	Manufacture of corn starch products
	—	3	Leased
      Penford’s production facilities are strategically located near sources of raw materials. The Company believes that the facilities are maintained in good condition and that the capacities of the plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3:	Legal Proceedings
      See Note 20 to the Consolidated Financial Statements.

Item 4:	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2005.

PART II

Item 5:	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Common Stock
      Penford’s common stock, $1.00 par value, trades on The Nasdaq National Market under the symbol “PENX.” On November 7, 2005, there were 573 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

Quarter Ended November 30	$18.00	$14.01	$14.91	$12.55
Quarter Ended February 28	$17.38	$14.15	$16.10	$13.05
Quarter Ended May 31	$16.65	$13.24	$19.06	$15.80
Quarter Ended August 31	$16.09	$13.68	$18.95	$15.52
Dividends
      During each quarter of fiscal year 2005 and 2004, the Board of Directors declared a $0.06 per share cash dividend. On October 28, 2005, the Board of Directors declared a dividend of $0.06 per common share payable on December 2, 2005 to shareholders of record as of November 11, 2005. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by Penford’s earnings, financial condition, and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the payment of dividends in its planning for fiscal 2006.
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

Item 6:	Selected Financial Data

	Year Ended August 31,

	2005		2004		2003		2002		2001

	(Dollars in thousands, except share and per share data)
Operating Data:
Sales	$296,763		$279,386		$262,467		$231,450		$225,672
Cost of sales	263,542		241,298		218,784		189,067		185,369
Gross margin percentage	11.2%		13.6%		16.6%		18.3%		17.9%
Net income (loss)	$2,574	(1)	$3,702	(2)	$8,436	(3)	$3,816	(4)	$(777	)(5)
Diluted earnings per share	$0.29		$0.42		$1.03		$0.49		$(0.10)
Dividends per share	$0.24		$0.24		$0.24		$0.24		$0.24
Average common shares and equivalents	8,946,195		8,868,050		8,227,549		7,794,304		7,637,564
Balance Sheet Data:
Total assets	$249,917		$252,191		$250,893		$239,970		$244,312
Capital expenditures	9,413		15,454		8,772		7,384		12,349
Long-term debt	62,107		75,551		76,696		77,632		94,969
Total debt	66,129		80,326		79,696		96,411		112,627
Shareholders’ equity	100,026		95,719		87,885		68,964		65,712

Notes:	2001 data includes eleven months of Penford Australia’s results of operations from the September 29, 2000 date of acquisition.

(1)	Includes a pre-tax gain of $1.2 million related to the sale of land in Australia, a $0.7 million pre-tax gain related to the sale of an investment and a $1.1 million pre-tax write off of unamortized deferred loan costs. See Note 12 to the Consolidated Financial Statements. Includes a tax benefit of $2.5 million related to 2001 through 2004 that the Company recognized in 2005 when the Company determined that it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained. See Note 13 to the Consolidated Financial Statements.

(2)	Includes pre-tax charges of $1.3 million related to the restructuring of business operations and $0.7 million related to a pre-tax non-operating expense for the write off of unamortized deferred loan costs. See Notes 12 and 14 to the Consolidated Financial Statements.

(3)	Includes a pre-tax gain of $1.9 million related to the sale of Hi-Maize assets. See Note 18 to the Consolidated Financial Statements.

(4)	Includes pre-tax charges of approximately $1.4 million related to a strategic restructuring of business operations and $0.5 million related to the write off of Penford’s 2001 investment in an early stage technology company.

(5)	Includes a pre-tax loss on early extinguishment of debt of approximately $1.4 million.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Consolidated fiscal 2005 sales grew 6% to $296.8 million from $279.4 million a year ago on sales volume increases in all business segments, more favorable pricing and product mix in the Industrial and Food Ingredients businesses and stronger Australian and New Zealand dollar exchange rates. Gross margin as a percent of sales declined 2.4% from 13.6% last year to 11.2% in fiscal 2005. The escalating costs of natural gas, fuel, distribution and chemicals adversely affected the manufacturing and operating costs of all of the business units in 2005. The Company expects gross margins to continue to be negatively affected in fiscal 2006 by the higher costs of natural gas and petroleum-based chemicals. In the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, the Company experienced a union strike at its Industrial Ingredient’s Cedar Rapids manufacturing facility. Penford incurred $4.2 and $4.1 million in additional production costs for 2004 and 2005, respectively, in connection with the strike.
      Operating expenses as a percent of sales rose to 8.9% in fiscal 2005 from 8.3% in fiscal 2004, primarily due to increase in costs associated with the Company’s initial assessment of its internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002. Interest expense increased to $5.6 million in fiscal 2005 from $4.5 million last year due to rising short-term interest rates.
      The Company’s tax provision for fiscal 2005 was a tax benefit of $4.9 million. Included in this benefit, as more fully described below, was a tax benefit of $2.5 million for fiscal years 2001 through 2004 which the Company recognized in 2005 when the Company determined it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained.

Fiscal 2005 Compared to Fiscal 2004

Industrial Ingredients — North America

	Year Ended August 31,

	2005	2004

	(Dollars in thousands)
Sales	$147,782	$143,612
Cost of sales	$136,127	$127,948
Gross margin	7.9%	10.9%
Income (loss) from operations	$(147)	$3,846
      Sales in the industrial ingredients business increased $4.2 million, or 3%, in 2005 driven by favorable pricing and product mix as well as an 18% increase in sales of specialty products, partially offset by a 2% decrease in sales volumes.
      Gross margin as a percent of sales declined to 7.9% from 10.9% in fiscal 2004, reflecting a $2.4 million increase in natural gas and other utility costs, a $4.4 million increase in the unit cost of chemicals used in the manufacturing process, $0.9 million in increased maintenance costs as capital projects were deferred during the union strike in the first quarter, and increases in distribution and employee benefit costs. The Company expects that the unfavorable effects of the escalating costs of natural gas and petroleum-based chemicals will continue in fiscal 2006. These adverse effects on gross margin were partially offset by improvements in pricing and product mix discussed above. The decline in operating income was due to the decrease in gross margin. Operating and research and development expenses as a percent of sales in 2005 were comparable to 2004.
      In the first quarter of fiscal 2005, the Company experienced a labor strike by union employees at its Cedar Rapids manufacturing plant. The strike, which began August 1, 2004, was settled on October 17, 2004, with the union and the Company signing a five-year contract. The Company incurred approximately

$4.1 million in incremental strike-related costs during fiscal 2005 compared to approximately $4.2 million of incremental costs in fiscal 2004.

Food Ingredients — North America

	Year Ended August 31,

	2005	2004

	(Dollars in thousands)
Sales	$53,661	$47,518
Cost of sales	$38,964	$35,451
Gross margin	27.4%	25.4%
Income from operations	$7,404	$5,046
      Food ingredients fiscal 2005 sales rose 13% over the prior year on an 11% volume increase and favorable product mix. Sales volumes expanded in the nutrition, dairy and protein product categories. Increases in sales of nutrition (low-carbohydrate) applications contributed $4.0 million of the total $6.1 million annual sales increase. The Company does not expect that customer orders for the nutrition line of products will continue at this level in fiscal 2006.
      Gross margin as a percent of sales expanded in fiscal 2005, primarily due to the increased sales volumes of higher margin nutrition products. Also contributing to the favorable gross margin were improved manufacturing yields and plant utilization at all of the food ingredient manufacturing facilities. Income from operations increased by 47% due to the growth in gross margin. Fiscal 2005 operating and research and development expenses remained comparable to the prior year and declined to 13.6% of sales compared to 14.8% in fiscal 2004.

Australia/ New Zealand Operations

	Year Ended August 31,

	2005	2004

	(Dollars in thousands)
Sales	$96,231	$89,128
Cost of sales	$89,362	$78,770
Gross margin	7.1%	11.6%
Income from operations	$1,331	$4,549
      Annual fiscal 2005 reported sales rose $7.1 million, or 8%, in fiscal 2005 to $96.2 million. The strengthening of the Australian and New Zealand dollars during the year contributed approximately $5.7 million to the total sales increase. Sales in local currencies increased 2.7% as a 7% increase in volumes was partially offset by continued price competition from imported goods.
      Gross margin declined to 7.1% of sales in fiscal 2005 from 11.6% in the prior year. Approximately one-half of the decrease is due to rising global costs of oil-based manufacturing inputs, primarily chemicals, freight and energy. The remaining reduction in margin is primarily due to lower manufacturing yields and plant utilization as the Company reconfigured manufacturing processes in its Tamworth, Australia facility. Income from operations was also negatively impacted by the same factors affecting gross margin.

Corporate Operating Expenses
      Corporate operating expenses increased to $7.6 million in fiscal 2005 from $5.9 million in 2004, primarily due to a $0.9 million increase in professional fees related to the initial attestation on internal control over financial reporting required by the Sarbanes Oxley Act of 2002, and $0.6 million in higher employee costs.

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
      Margins declined in 2004 to 11.6%. Lower Australian grain costs were offset by pricing concessions both in Australia and New Zealand to maintain business in the face of increased competition. Income from operations in fiscal 2004 included $0.8 million in restructuring costs incurred primarily in connection with workforce reductions at the Tamworth, New South Wales, Australia manufacturing facility. See Note 14 to the Consolidated Financial Statements.

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

Restructuring Costs
      In fiscal 2004, the Company recorded $1.3 million in restructuring costs related primarily to workforce reductions at the Industrial Ingredients — North America and Australia/ New Zealand operations. Restructuring costs are shown separately in the Consolidated Statements of Operations. See Note 14 to the Consolidated Financial Statements.

Non-Operating Income (Expense)
      Other non-operating income (expense) consists of the following:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Royalty and licensing income	$1,386	$2,217	$1,212
Gain on sale of Hi-Maize business	—	—	1,916
Loss on extinguishment of debt	(1,051)	(665)	—
Gain on sale of land	1,166	—	—
Gain on sale of investment	736	150	—
Investment income	8	19	62
Other	(36)	266	15

	$2,209	$1,987	$3,205

      In 2005 and 2004, the Company refinanced its secured term and revolving credit facilities and wrote off $1.1 million and $0.7 million, respectively, of unamortized debt issuance costs related to these credit agreements. See “Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements.

      In the first quarter of fiscal 2003, the Company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation (“National Starch”). The Company recorded a $1.9 million gain on the sale of these assets. The Company also exclusively licensed to National Starch certain rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $1.4 million, $2.2 million and $1.2 million in income during fiscal 2005, 2004 and 2003, respectively, related to the licensing fee and royalties.
      In the fourth quarter of 2005, Penford sold a parcel of land near its wheat starch plant in Tamworth, New South Wales, Australia, for $1.9 million, and recognized a gain on the sale of $1.2 million. See Note 19 to the Consolidated Financial Statements.
      In the third quarter of fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

Interest expense
      Interest expense was $5.6 million, $4.5 million and $5.5 million in 2005, 2004 and 2003, respectively. The decline in interest expense in 2004 compared to 2003 was driven by a decrease in market interest rates and lower average debt balances. The increase in interest expense in 2005 compared to 2004 is due to an increase in the average interest rate between years of 160 basis points.
      In September 2005, the Company entered into interest rate swap agreements with several banks to fix the interest rates on $40 million of U.S. dollar denominated term debt at 4.18% and on $10 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement.

Income taxes
      The effective tax rates for 2005, 2004 and 2003 were 209%, 27% and 27%, respectively. The tax benefit recognized for 2005 of $4.9 million included a $2.5 million tax benefit relating to the Company’s incremental extraterritorial income exclusion (“EIE”) deduction on its U.S. federal income tax returns for fiscal years 2001 through 2004. In 2005, the Company determined that it was probable that the EIE deduction would be sustained. See Note 13 to the Consolidated Financial Statements. Other factors impacting the effective tax rate for 2005 were the benefits resulting from the 2005 EIE deduction, research and development tax credits, and lower foreign tax rates.
      The effective tax rates for 2004 and 2003 were lower than the overall U.S. federal statutory rate of 34% primarily due to the tax benefits of foreign sales, research and development tax credits, and lower foreign tax rates. The effective tax rate for 2003 was also impacted by a $1.9 million gain on the sale of certain assets of its Hi-maize business for which the Company determined that, due to changes in Australian tax legislation, no income taxes would be payable.
      In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. Effective for tax years beginning after December 31, 2004 (fiscal 2006 for Penford), the Act provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities, as defined, to be phased-in through 2010. Also, the extraterritorial income exclusion deduction, which favorably impacts the Company’s effective tax rate, will be phased-out over a two-year period. The Company believes that its Industrial Ingredients and Food Ingredients operations meet the definition of qualified domestic manufacturing activities. The Company has not yet determined the impact this Act may have on its future results of operations, liquidity or financial position.

Liquidity and Capital Resources
      The Company’s primarily sources of short- and long-term liquidity are cash flow from operations and its five-year revolving line of credit.

Operating Activities
      At August 31, 2005, Penford had working capital of $35.6 million, and $66.1 million outstanding under its credit agreement. Cash flow from operations was $21.1 million, $20.4 million and $26.5 million in fiscal 2005, 2004 and 2003, respectively. Cash flow from operations increased in fiscal 2005 as working capital became a source of cash compared with a use in 2004. The decline in cash flow in fiscal 2004 was primarily due to a decline in earnings as a result of the strike in the Industrial Ingredients — North America business discussed above.
      Penford maintains two defined benefit pension plans in the U.S. Declining discount rates have increased the Company’s underfunded plan status (plan assets compared to benefit obligations). Based on the current underfunded status of the plans and the actuarial assumptions being used for 2006, Penford estimates that it will be required to make minimum contributions to the pension plans of $2.3 million during fiscal 2006.

Investing Activities
      Capital expenditures were $9.4 million, $15.5 million and $8.8 million in fiscal 2005, 2004 and 2003, respectively. Capital expenditures declined in 2005 compared to 2004 as projects were deferred during the union strike in the first quarter of 2005. Penford expects capital expenditures, primarily for maintenance and cost reduction projects, to be approximately $15.0 million in fiscal 2006.

Financing Activities
      On August 22, 2005, Penford entered into a $105 million Amended and Restated Credit Agreement (“Agreement”) with a group of U.S. and Australian banks, which refinanced the Company’s previous $105 million secured term and revolving credit facilities. Under the Agreement, Penford may borrow $50 million in term loans and $55 million in revolving lines of credit. The Company may borrow the Australian dollar equivalent of U.S. $10 million in term loans and a maximum of U.S. $15 million in an alternative currency, which is defined in the Agreement as the Australian dollar or other currency approved by the lenders. The final maturity date for loans under the Agreement is August 22, 2010. Beginning September 30, 2005, the Company must repay the term loans in equal quarterly installments of $1 million in fiscal 2006, $1.25 million in fiscal 2007 and $1.5 million thereafter, with the remaining amount due at final maturity. The revolving lines of credit are due at final maturity of the Agreement. See Note 5 to the Consolidated Financial Statements.
      Substantially all of Penford’s U.S. assets secure the credit facility and the Agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. The Company was in compliance with the covenants in the Agreement as of August 31, 2005 and expects to be in compliance during fiscal 2006. Pursuant to the terms of the credit agreement, Penford’s borrowing availability was $22.8 million at August 31, 2005.
      In fiscal 2005, Penford paid dividends on its common stock of $2.1 million at a quarterly rate of $0.06 per share. On October 28, 2005, the Board of Directors declared a dividend of $0.06 per common share payable on December 2, 2005 to shareholders of record as of November 11, 2005. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by the Company’s earnings, financial condition and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the continuation of quarterly dividends in its planning for fiscal 2006.
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
      In many cases, the accounting treatment of a particular transaction is significantly dictated by generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management’s judgments in selecting among available alternatives would not produce a materially different result. Management has reviewed the accounting policies and related disclosures with the Audit Committee. The notes to the consolidated financial statements contain a summary of the Company’s accounting policies. The accounting policies that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:

•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

•	Self-insurance program

•	Income taxes
      A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable
      Management makes judgments about the Company’s ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2005, the allowance for doubtful accounts receivable was $0.4 million.

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
      The requirements for the designation of hedges are very complex, and require judgments and analysis to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains (losses), net of tax of $282,000 and $(95,000) at August 31, 2005 and 2004, respectively, which are reflected in accumulated other comprehensive income (loss) in both years.

Benefit Plans
      Penford has defined benefit plans for its U.S. employees providing retirement benefits and coverage for retiree health care. Qualified actuaries determine the estimated cost of these plans annually. These actuarial estimates are based on assumptions of the discount rate used to calculate the present value of future payments, the expected investment return on plan assets, the estimate of future increases in compensation rates and the estimate of increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends.

However, if these assumptions are wrong, it could materially affect the amounts reported in the financial statements. Disclosure about these estimates and assumptions are included in Note 10 to the Consolidated Financial Statements. See “Defined Benefit Plans” in this Item 7.

Valuation of Goodwill
      Penford is required to assess whether the value of goodwill reported on the balance sheet has been impaired on an annual basis, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company’s estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted. See Note 4 to the Consolidated Financial Statements.

Self-insurance Program
      The Company maintains a self-insurance program covering portions of workers’ compensation and group health liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and changes that could occur in actuarial assumptions. The financial results of the Company could be significantly affected if future claims and assumptions differ from those used in determining the liabilities at August 31, 2005.

Income Taxes
      The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Australian and New Zealand taxing jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the Company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
      In evaluating the exposures connected with the various tax filing positions, the Company establishes an accrual, when, despite management’s belief that the Company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted.
Contractual Obligations
      As more fully described in Notes 5 and 8 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2005 that contractually commit the Company to pay certain amounts in the future. Purchase obligations at August 31, 2005 represent open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which all significant terms have been confirmed.
      The following table summarizes such contractual commitments:

	2006	2007-2008	2009-2010	2011 & After	Total

Long-term Debt and Capital Lease Obligations	$4,022	$11,051	$51,056	$—	$66,129
Operating Lease Obligations	5,014	7,655	5,126	1,107	18,902
Purchase Obligations	60,940	2,287	169	25	63,421

	$69,976	$20,993	$56,351	$1,132	$148,452

Defined Benefit Pension and Postretirement Benefit Plans
      Penford maintains defined benefit pension plans and defined benefit postretirement health care plans in the U.S.
      The most significant assumptions used to determine benefit expense and benefit obligations are the discount rate and the expected return on assets assumption. See Note 10 to the Consolidated Financial Statements for the assumptions used by Penford.
      The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2003 (7.5%), 2004 (6.4%) and 2005 (6.25%) reflect the decline in bond yields over the past several years. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.3 million and other postretirement benefit expense by $0.04 million. Penford has reduced the discount rate for calculating its benefit obligations at August 31, 2005, as well as net periodic expense for fiscal 2006, to 5.5%.
      The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2005. A 0.5% decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on plan assets at August 31, 2005. The expected return on plan assets used in calculating fiscal 2006 pension expense is 8%.
      Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2005, unrecognized losses from all sources are $10.7 million for the pension plans and $3.3 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense and net postretirement health care expense by approximately $0.6 million and $0.2 million, respectively, in fiscal 2006.
      Penford recognized pension expense of $1.9 million, $1.7 million and $1.2 million in 2005, 2004 and 2003, respectively. Penford expects pension expense to be approximately $2.4 million in fiscal 2006. The Company contributed $3.6 million, $1.1 million and $0.3 million to the pension plans in fiscal 2005, 2004 and 2003, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $2.3 million during fiscal 2006.
      The Company recognized benefit expense for its postretirement health care plan of $1.0 million, $1.4 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively. Penford expects to recognize approximately $1.2 million in postretirement health care benefit expense in fiscal 2006. The Company contributed $0.5 million in each of fiscal 2005, 2004 and 2003 to the postretirement health care plans and estimates that it will contribute $0.7 in fiscal 2006.
      Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will impact future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 beginning September 1, 2005 is not expected to have a material effect on the Company’s results of operation, financial position or liquidity.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. The Company will be required to adopt SFAS No. 123R effective September 1, 2005. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company is currently evaluating the requirements of SFAS No. 123R and SAB 107. The Company expects that the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current proforma disclosures pursuant to SFAS No. 123.
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
      Approximately 27% of Penford’s manufacturing costs are the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. For example, drought conditions in Australia in fiscal 2002 and 2003 adversely affected the availability and therefore, the cost, of wheat flour and maize used in Penford’s Australia/ New Zealand business. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs will reduce the Company’s profitability.
      Energy and chemicals comprise approximately 12% and 11%, respectively, of the cost of manufacturing the Company’s products. Natural gas is used extensively in the Industrial Ingredients — North America business to dry the starch products. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum.. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.
      None of the Company’s customers constituted 10% of sales in the last three years. However, in fiscal 2005, sales to the top ten customers and sales to the largest customer represented 44% and 8.7%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.

Changes in interest rates will affect Penford’s profitability.
      At August 31, 2005, all of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability. Subsequent to August 31, 2005, the Company entered into interest rate swap agreements to eliminate the interest rate volatility on approximately $50 million of term debt outstanding, with a final maturity date of August 22, 2010.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.
      Penford is subject to income taxes in the United States, Australia and New Zealand. The effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on Penford’s ability to generate future taxable income in the United States. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which Penford operates. The Company is subject to audits by tax authorities. While the Company believes it has complied with all applicable income tax laws, there can be no assurance that a tax authority will not have a different interpretation of the law or that any additional taxes imposed as a result of tax audits will not have an adverse effect on the Company’s results of operations.

Profitability is subject to risks associated with changes in foreign exchange currency rates.
      In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. Approximately 32% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.

Actions by labor unions may disrupt operations and reduce profitability.
      Approximately 61% of Penford’s workforce in Australia and New Zealand are members of trade unions. The union contracts for the Company’s Lane Cove and Tamworth, New South Wales, Australia manufacturing facilities expire on November 30, 2005 and September 30, 2006, respectively. The New Zealand union contract expires in April 2007. Although the Company does not expect a work stoppage or strike by the union, failure to reach new labor agreements could disrupt production or other operations and reduce the profitability of the Australia/ New Zealand business.

Provisions of Washington law could discourage or prevent a potential takeover.
      Washington law imposes restrictions on certain transactions between a corporation and certain significant shareholders. The Washington Business Corporation Act generally prohibits a “target corporation” from engaging in certain significant business transactions with an “acquiring person,” which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after such acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation’s board of directors prior to the time of the acquisition. Such prohibited transactions include, among other things, (1) a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from, the acquiring person; (2) a termination of 5% or more of the employees of the target corporation as a result of the acquiring person’s acquisition of 10% or more of the shares; and (3) allowing the acquiring person to receive any disproportionate benefit as a shareholder.
      After the five year period, a “significant business transaction” may occur if it complies with “fair price” provisions specified in the statute. A corporation may not “opt out” of this statute. This provision may have the effect of delaying, deterring or preventing a change of control in the ownership of the Company.

Other uncertainties
      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and actual results, the financial statements will be affected. See “Critical Accounting Policies” in this Item 7.

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

Interest Rate Risk
      The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. At August 31, 2005, all of the Company’s debt carried variable interest rates, which are generally set for one to six months. The market risk associated with a 1% adverse change in interest rates at August 31, 2005, is approximately $0.7 million.
      In September 2005, the Company entered into interest rate swap agreements with several banks to fix the interest rates on $40 million of U.S. dollar denominated term debt at 4.18% and on $10 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement.

Foreign Currency Exchange Rates
      The Company has U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with the Company’s foreign operation, Penford Australia. Currently, cash generated by Penford Australia’s operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2005, approximately 30% of total debt was denominated in Australian dollars.
      The Company has not maintained any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company’s review, may result in the incorporation of derivative instruments in the Company’s hedging strategy. The currency exchange rate risk between Penford’s Australian and New Zealand operations is not significant. For the year ended August 31, 2005, a 10% change in the foreign currency exchange rates compared with the U.S. dollar would have impacted fiscal 2005 reported net income by approximately $0.2 million.
      From time to time, Penford enters into foreign exchange forward contracts to manage exposure to receivables and payables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2005, Penford did not have any foreign exchange forward contracts outstanding. At that date, the Company had U.S. dollar denominated trade receivables of $0.7 million at Penford Australia.

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
      Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2005 and 2004, the fair value of the Company’s net corn position was approximately $0.2 million and $0.7 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2005 and 2004, is estimated at $19,000 and $66,000, respectively.
      Over the past four years, prices for natural gas have increased over historic levels. Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by sudden market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures and options contracts to hedge exposure to natural gas price fluctuations. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, closely correlated with the price changes in natural gas.
      Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2005 and 2004, the fair value of the natural gas exchange-traded futures and options contracts was a gain of approximately $0.9 million and a loss of approximately $0.2 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2005 and 2004 is estimated at $90,000 and $20,000, respectively.

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash	$5,367	$5,915
Trade accounts receivable, net	39,653	38,703
Inventories	34,801	31,807
Prepaid expenses	5,084	4,124
Other	4,032	2,888

Total current assets	88,937	83,437
Property, plant and equipment, net	125,267	130,392
Restricted cash value of life insurance	10,132	12,623
Other assets	1,040	3,269
Other intangible assets, net	3,121	2,299
Goodwill, net	21,420	20,171

	$249,917	$252,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$777	$—
Current portion of long-term debt and capital lease obligations	4,022	4,775
Accounts payable	35,941	25,169
Accrued pension liability	2,302	3,151
Accrued liabilities	10,324	10,200

Total current liabilities	53,366	43,295
Long-term debt and capital lease obligations	62,107	75,551
Other postretirement benefits	13,091	12,598
Deferred income taxes	4,353	7,204
Other liabilities	16,974	17,824

Total liabilities	149,891	156,472
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 10,849,487 shares in 2005 and 10,784,200 in 2004, including treasury shares	10,849	10,784
Additional paid-in capital	37,728	36,911
Retained earnings	76,040	75,585
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income	8,166	5,196

Total shareholders’ equity	100,026	95,719

Total liabilities and shareholders’ equity	$249,917	$252,191

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands, except share
	and per share data)
Sales	$296,763	$279,386	$262,467
Cost of sales	263,542	241,298	218,784

Gross margin	33,221	38,088	43,683
Operating expenses	26,413	23,063	24,620
Research and development expenses	5,796	6,115	5,399
Restructure costs, net	—	1,334	(165)

Income from operations	1,012	7,576	13,829
Interest expense	5,574	4,492	5,495
Other non-operating income, net	2,209	1,987	3,205

Income (loss) before income taxes	(2,353)	5,071	11,539
Income tax expense (benefit)	(4,927)	1,369	3,103

Net income	$2,574	$3,702	$8,436

Weighted average common shares and equivalents outstanding, assuming dilution	8,946,195	8,868,050	8,227,549

Earnings per common share:
Basic	$0.29	$0.42	$1.04

Diluted	$0.29	$0.42	$1.03

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Net income	$2,574	$3,702	$8,436

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit of $156, $274 and $369	(303)	(609)	(686)
Loss from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit of $350, $425 and $46	679	945	86
Foreign currency translation adjustments	3,271	3,694	5,578
Additional minimum pension liability, net of applicable income tax benefit of $365, $150 and $1,088	(677)	(278)	(2,021)

Other comprehensive income	2,970	3,752	2,957

Total comprehensive income	$5,544	$7,454	$11,393

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Operating activities:
Net income	$2,574	$3,702	$8,436
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	17,025	17,689	17,680
Loss on early extinguishment of debt	1,051	665	—
Gain on sale of investment	(736)	—	—
Gain on sale of land	(1,166)	—	—
Gain on sale of Hi-maize® business	—	—	(1,916)
Deferred income tax benefit	(5,410)	(618)	(2,039)
Stock compensation expense related to non-employee director stock options and other stock option acceleration	91	159	120
Other	246	842	9
Change in operating assets and liabilities:
Trade receivables	(122)	(1,482)	(4,130)
Inventories	(2,042)	(3,519)	3,412
Prepaid expenses	(914)	(7)	(202)
Accounts payable and accrued liabilities	12,102	2,544	4,556
Taxes payable	(2,406)	862	(104)
Other	763	(454)	707

Net cash flow from operating activities	21,056	20,383	26,529

Investing activities:
Acquisitions of property, plant and equipment, net	(9,413)	(15,454)	(8,772)
Proceeds from investments	3,525	—	—
Proceeds from sale of land	1,870	—	—
Proceeds from sale of Hi-Maize® assets, net	—	—	2,054
Proceeds from Hi-Maize® licensing agreement, net	—	—	1,653
Other	(150)	(433)	(669)

Net cash used by investing activities	(4,168)	(15,887)	(5,734)

Financing activities:
Proceeds from revolving line of credit	57,830	39,459	26,950
Payments on revolving line of credit	(48,177)	(65,082)	(22,300)
Proceeds from long-term debt	22,396	50,039	—
Payments on long-term debt	(47,867)	(26,362)	(25,648)
Exercise of stock options	682	2,145	1,751
Net proceeds from issuance of common stock	—	—	6,938
Payment of loan fees	(905)	(1,736)	(247)
Increase (decrease) in cash overdraft.	776	—	(1,754)
Payment of dividends	(2,117)	(2,090)	(1,910)
Other	(8)	—	(21)

Net cash used by financing activities	(17,390)	(3,627)	(16,241)

Effect of exchange rate changes on cash and cash equivalents	(46)	(651)	378

Net increase (decrease) in cash and cash equivalents	(548)	218	4,932
Cash and cash equivalents, beginning of year	5,915	5,697	765

Cash and cash equivalents, end of year	$5,367	$5,915	$5,697

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,754	$3,621	$4,737
Income taxes, net	$563	$2,581	$2,661
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$85	$—	$—
The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Common stock
Balance, beginning of year	$10,784	$10,585	$9,666
Exercise of stock options	65	199	404
Cancelled common stock	—	—	(143)
Issuance of restricted stock, net	—	—	8
Issuance of common stock	—	—	650

Balance, end of year	10,849	10,784	10,585

Additional paid-in capital
Balance, beginning of year	36,911	34,628	26,055
Exercise of stock options	617	1,946	1,490
Tax benefit of stock option exercises	109	262	598
Director stock-based compensation	91	75	197
Issuance of common stock	—	—	6,288

Balance, end of year	37,728	36,911	34,628

Retained earnings
Balance, beginning of year	75,585	73,985	67,513
Net income	2,574	3,702	8,436
Dividends declared	(2,119)	(2,102)	(1,964)

Balance, end of year	76,040	75,585	73,985

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	5,196	1,444	(1,513)
Change in fair value of derivatives, net of tax	(303)	(609)	(686)
Loss from derivative transactions reclassified into earnings from other comprehensive income, net of tax	679	945	86
Foreign currency translation adjustments	3,271	3,694	5,578
Additional minimum pension liability, net of tax	(677)	(278)	(2,021)

Balance, end of year	8,166	5,196	1,444

Total shareholders’ equity	$100,026	$95,719	$87,885

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements in order to conform with the current year presentation.

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

Allowance for Doubtful Accounts and Concentration of Credit Risk
      The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2005, 2004 and 2003 is as follows:

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2005	$364	$196	$159	$401
2004	538	250	424	364
2003	345	320	127	538
      Approximately half of the Company’s sales in fiscal 2005, 2004 and 2003 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. In fiscal 2004, the Industrial Ingredients — North America business wrote off receivable amounts which became uncollectible primarily due to bankruptcies in the paper industry.

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

Goodwill and Other Intangible Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but instead is tested for impairment at least annually, or more frequently if there is an indication of impairment.
      Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2005, the weighted average remaining amortization period for patents is eight years. Intangible pension assets are not amortized. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $16,326,000, $16,990,000 and $16,626,000 was recorded in 2005, 2004 and 2003, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.
      Interest is capitalized on major construction projects while in progress. No interest was capitalized in 2005, 2004 and 2003.

Income Taxes
      The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Research and Development
      Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the life of the patents. Research and development costs expensed were $5.8 million, $6.1 million and $5.4 million in fiscal 2005, 2004 and 2003, respectively. Patent costs of $19,000, $39,000 and $221,000 were capitalized in 2005, 2004 and 2003, respectively.

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

Derivatives
      For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings as a component of cost of goods sold. At August 31, 2005, derivative instruments designated as fair value hedges are not material. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold. At August 31, 2005, the Company had $0.3 million of after-tax gains in other comprehensive income related to derivative transactions which the Company expects to recognize in earnings in fiscal 2006. Unrealized gains and losses, representing the fair value of derivative instruments, are recorded as other current assets or accounts payable on the Company’s balance sheet.

Significant Customer and Export Sales
      The Company has several relatively large customers in each business segment. However, over the last three years Penford had no customers that exceeded 10% of sales. Export sales accounted for approximately 16%, 19% and 18% of consolidated sales in fiscal 2005, 2004 and 2003, respectively.

Stock-Based Compensation
      Effective March 1, 2003, the Company adopted the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Through August 31, 2005, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. The adoption of SFAS No. 148 did not have an effect on the Company’s reported financial position, results of operations or liquidity.
      The Company uses the intrinsic-value method to record expense for stock options. Accordingly, no compensation expense has been recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards.
      The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2005: risk-free interest rates of 3.7% to 4.0%; expected option life of each vesting increment of 1.6 years for employees and 4.5 years for non-employee directors; expected volatility of 58%; and expected dividends of $0.24 per share. The weighted average fair value of options granted under the 1994 Plan during fiscal years 2005, 2004 and 2003 was $7.71, $7.82 and $7.09, respectively. The weighted average fair value of options granted under the Directors’ Plan during fiscal years 2005, 2004 and 2003 was $10.30, $6.82 and $6.68, respectively.
      The following table illustrates the effect on net income and earnings per share if the Company had elected to recognize compensation expense consistent with the provisions prescribed in SFAS No. 123:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands, except per
	share data)
Net income, as reported	$2,574	$3,702	$8,436
Add: Stock-based employee compensation expense included in reported net income, net of tax	36	81	66
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(898)	(1,181)	(935)

Net income, pro forma	$1,712	$2,602	$7,567

Earnings per share:
Basic — as reported	$0.29	$0.42	$1.04
Basic — pro forma	0.19	0.30	0.93
Diluted — as reported	$0.29	$0.42	$1.03
Diluted — pro forma	0.19	0.29	0.92
      Under SFAS No. 123, compensation expense is measured at the grant date based on the value of the award and is recognized over the vesting period. The pro forma impacts disclosed above are not necessarily indicative of future effects on net income and earnings per share. The potential impact of adopting SFAS No. 123R on the results of operations for fiscal 2006 is dependent on various factors, including the number of options granted in fiscal 2006, and assumptions regarding the volatility of the stock price and future dividends.

Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 151 beginning September 1, 2005 is not expected to have a material effect on the Company’s results of operation, financial position or liquidity.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In addition, two transition alternatives are permitted at the time of adoption of this statement, restating prior year financial statements or recognizing adjustments to share-based liabilities as the cumulative effect of a change in accounting principle. The Company will be required to adopt SFAS No. 123R effective September 1, 2005. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company is currently evaluating the requirements of SFAS No. 123R and SAB 107. The Company expects that the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current proforma disclosures pursuant to SFAS No. 123.
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

Note 2 —	Inventories
      Components of inventory are as follows:

	August 31,

	2005	2004

	(Dollars in thousands)
Raw materials	$17,666	$13,996
Work in progress	614	687
Finished goods	16,521	17,124

Total inventories	$34,801	$31,807

      To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories. Hedges are designated as cash flow hedges at the time the transaction is established and are recognized in earnings in the time period for which the hedge was established. Hedged transactions are within 12 months of the time the hedge is established. The amount of ineffectiveness related to the Company’s hedging activities was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Property and Equipment
      Components of property and equipment are as follows:

	August 31,

	2005	2004

	(Dollars in thousands)
Land	$15,943	$15,952
Plant and equipment	304,247	293,721
Construction in progress	11,022	10,526

	331,212	320,199
Accumulated depreciation	(205,945)	(189,807)

Net property and equipment	$125,267	$130,392

      The above table includes less than $0.1 million of equipment under capital leases.

Note 4 —	Goodwill and Other Intangible Assets
      Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142.
      In accordance with this standard, Penford does not amortize goodwill. The Company completed the annual update as of June 1, 2005 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on Penford’s Food Ingredients — North America and the Australia/ New Zealand operations reporting units, which are the same as two of the Company’s business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.
      The Company’s goodwill of $21.4 million and $20.2 million at August 31, 2005 and 2004 respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2004 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.
      Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of eight years as of August 31, 2005 and an intangible pension asset. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows:

	August 31, 2005		August 31, 2004

	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$2,250	$1,156	$2,215	$1,013
Intangible pension asset(1)	2,027	—	1,097	—

	$4,277	$1,156	$3,312	$1,013

(1)	Not covered by the scope of SFAS No. 142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense related to intangible assets was $0.1 million in each of 2005, 2004 and 2003. The estimated aggregate annual amortization expense for patents is approximately $0.1 million for each of the next five fiscal years, 2006-2010.

Note 5 —	Debt

	August 31,

	2005	2004

	(Dollars in thousands)
Secured credit agreements — revolving loans, 7.37% weighted average interest rate at August 31, 2005	$16,116	$33,077
Secured credit agreements — term loans, 5.70% weighted average interest rate at August 31, 2005	49,936	47,249
Capital lease obligations	77	—

	66,129	80,326
Less: current portion	4,022	4,775

Long-term debt	$62,107	$75,551

      On August 22, 2005, Penford entered into a $105 million Amended and Restated Credit Agreement. This agreement refinances the previous secured term and revolving credit facilities. Under the agreement, the Company may borrow $50 million in term loans and $55 million in revolving lines of credit. The Company may borrow the Australian dollar equivalent of U.S. $10 million in term loans and a maximum of U.S. $15 million in an alternative currency, which is defined in the Agreement as the Australian dollar or other currency approved by the lenders. The revolving lines of credit and term loans expire on August 22, 2010. Interest rates under the new credit facility are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the U.S., or the prime rate, depending on the selection of available borrowing options under the Agreement.
      Substantially all of Penford’s U.S. assets secure the credit facility and the credit agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. Penford was in compliance with the credit agreement covenants at August 31, 2005. Pursuant to the terms of the credit agreement, Penford’s borrowing availability was $22.8 million at August 31, 2005.
      As of August 31, 2005, Penford borrowed $49.9 million in term loans, of which $9.9 million U.S. dollar equivalent was denominated in Australian dollars, and the Company borrowed $16.1 million on its revolving lines of credit, of which $9.7 million U.S. dollar equivalent was denominated in Australian dollars. The maturities of debt existing at August 31, 2005 for the fiscal years beginning with fiscal 2006 are as follows (dollars in thousands):

2006	$4,022
2007	5,023
2008	6,028
2009	6,004
2010	45,052

$66,129

      Included in the Company’s long term debt is $77,000 of capital lease obligations, of which $22,000 is considered current portion of long term debt. See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Stockholders’ Equity

Common Stock

	Year Ended August 31,

	2005	2004	2003

Common shares outstanding
Balance, beginning of year	10,784,200	10,584,715	9,666,149
Exercise of stock options	65,287	199,441	404,343
Cancelled common stock	—	—	(143,354)
Issuance of restricted stock, net	—	44	7,577
Issuance of common stock	—	—	650,000

Balance, end of year	10,849,487	10,784,200	10,584,715

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

Note 7 —	Other Comprehensive Income (Loss)
      The components of other comprehensive income (loss) are as follows:

	August 31,

	2005	2004

	(Dollars in thousands)
Net unrealized gain (loss) on derivatives, net of tax	$282	$(95)
Foreign currency translation adjustments	12,857	9,586
Minimum pension liability, net of tax	(4,973)	(4,295)

	$8,166	$5,196

      The earnings associated with the Company’s investment in Penford Australia are considered to be permanently invested and no provision for U.S. income taxes on the related translation adjustment has been provided.

Note 8 —	Leases
      Certain of the Company’s property, plant and equipment is leased under operating leases ranging from one to fifteen years with renewal options. Rental expense under operating leases was $5.4 million, $5.2 million and $5.3 million in 2005, 2004 and 2003, respectively. Future minimum lease payments for fiscal years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning with the fiscal year ending August 31, 2006 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2006	$26	$5,014
2007	27	4,231
2008	30	3,424
2009	4	3,051
2010	—	2,075
Thereafter	—	1,107

Total minimum lease payments	87	$18,902

Less: amounts representing interest	(10)

Net minimum lease payments	$77

Note 9 —	Stock-Based Compensation Plans
      As of August 31, 2005, the Company had two stock option plans: the 1994 Stock Option Plan (the “1994 Plan”) and the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”).
      The 1994 Plan provides for the granting of non-qualified stock options at the fair market value of the Company’s common stock on the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years from the date of grant.
      The Directors’ Plan expired in August 2005 and no further options can be granted under this plan. Non-qualified options previously granted under the Directors’ Plan were granted at 75% of the fair market value of the Company’s common stock on the date of grant. Options granted under the Directors’ Plan vested six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board. In addition, non-employee directors receive restricted stock under a restricted stock plan every three years. The restricted stock may be sold or otherwise transferred at the rate of 33.3% each year. In 2005, 2004 and 2003, the Company expensed approximately, $42,000, $93,000 and $69,000, respectively, in non-cash compensation related to directors’ deferred compensation and stock compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in stock options for the three fiscal years ended are as follows:

			Weighted Average
	Shares	Option Price Range	Exercise Price

Balance, August 31, 2002	1,338,591	$5.77 - 19.31	$11.87
Granted	326,048	8.93 - 14.95	12.68
Exercised	(404,343)	5.77 - 13.73	9.24
Cancelled	(125,313)	9.23 - 19.31	12.78

Balance, August 31, 2003	1,134,983	5.77 - 17.69	12.94
Granted	50,660	9.83 - 14.50	11.52
Exercised	(199,441)	5.77 - 14.88	10.76
Cancelled	(13,539)	12.44 - 13.73	13.41

Balance, August 31, 2004	972,663	5.77 - 17.69	13.31
Granted	224,235	12.75 - 16.34	15.69
Exercised	(62,378)	5.77 - 14.50	10.45
Cancelled	(26,985)	12.75 - 14.50	12.99

Balance, August 31, 2005	1,107,535	6.02 - 17.69	13.96

Options Exercisable at August 31
-2003	583,344	5.77 - 17.69	12.31
-2004	598,175	5.77 - 17.69	13.29
-2005	689,735	$6.02 - 17.69	$13.57
Shares available for future grant at August 31, 2005	103,976
      The following table summarizes information concerning outstanding and exercisable options as of August 31, 2005:

	Options Outstanding
				Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price

$ 6.02 - 11.00	131,898	5.38	$9.21	130,648	$9.21
11.01 - 14.00	522,637	6.93	12.78	337,637	12.78
14.01 - 17.69	453,000	7.21	16.70	221,450	17.34

	1,107,535			689,735

Note 10 —	Pensions and Other Postretirement Benefits
      Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.
      The Company also maintains a postretirement health care benefit plan covering its North American bargaining unit hourly retirees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status
      The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2005 was used for all plans.

	Year Ended August 31,

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at September 1	$32,786	$30,355	$14,652	$11,618
Service cost	1,066	915	352	505
Interest cost	2,065	1,889	775	852
Plan participants’ contributions	—	—	112	114
Amendments	1,124	—	(1,523)	—
Actuarial loss	127	108	(82)	201
Change in assumptions	3,746	1,236	1,387	1,942
Benefits paid	(1,782)	(1,717)	(632)	(580)

Benefit obligation at August 31	$39,132	$32,786	$15,041	$14,652

Change in plan assets:
Fair value of plan assets at September 1	$21,594	$20,377	$—	$—
Actual return on plan assets	3,387	1,826	—	—
Company contributions	3,560	1,108	520	466
Plan participants’ contributions	—	—	112	114
Benefits paid	(1,782)	(1,717)	(632)	(580)

Fair value of the plan assets at August 31	$26,759	$21,594	$—	$—

Funded status:
Plan assets less than projected benefit obligation	$(12,373)	$(11,192)	$(15,041)	$(14,652)
Unrecognized net actuarial loss	10,734	8,859	3,321	2,054
Unrecognized prior service cost	2,027	1,097	(1,371)	—

Net asset (liability)	$388	$(1,236)	$(13,091)	$(12,598)

Recognized as:
Intangible pension asset	$2,027	$1,097	$—	$—
Accrued benefit liability	(9,289)	(8,941)	(13,091)	(12,598)
Other comprehensive income	7,650	6,608	—	—

	$388	$(1,236)	$(13,091)	$(12,598)

      Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below:

	August 31,

	2005	2004

Projected benefit obligation	$39,132	$32,786
Accumulated benefit obligation	$36,048	$30,534
Fair value of plan assets	$26,759	$21,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At August 31, 2005, the Company recorded an additional minimum pension liability of $1,042,000 to reflect the excess of the accumulated benefit obligations over the fair value of plan assets. This charge is reflected in other comprehensive income, net of tax.
      Effective August 1, 2004, the Company’s postretirement health care benefit plan covering bargaining unit hourly employees was closed to new entrants and to any current employee who did not meet minimum requirements as to age plus years of service.

Net Periodic Benefit Cost

	Year Ended August 31,

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$1,066	$915	$716	$352	$505	$309
Interest cost	2,065	1,889	1,838	775	852	704
Expected return on plan assets	(1,868)	(1,736)	(1,709)	—	—	—
Amortization of transition obligation	—	121	125	—	—	—
Amortization of prior service cost	194	109	90	(152)	—	—
Amortization of actuarial (gain) loss	480	437	167	38	59	(63)

Benefit cost	$1,937	$1,735	$1,227	$1,013	$1,416	$950

Assumptions
      The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	6.25%	6.40%	7.50%	6.25%	6.40%	7.50%
Expected return on plan assets	8.00%	8.50%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	5.50%	6.25%	6.40%	5.50%	6.25%	6.40%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
      The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumption used to calculate net periodic pension expense was 8.0% for fiscal 2005. A 0.5% decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on the assets of the plans at August 31, 2005. The expected return on plan assets to be used in calculating fiscal 2006 pension expense is 8%.
      The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2003 (7.5%), 2004 (6.4%) and 2005 (6.25%) reflect the decline in bond yields over the past several years. Penford has reduced its discount rate for calculating its benefit obligations at August 31, 2005, as well as net periodic expense for fiscal 2006, to 5.5%. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.3 million and other postretirement benefit expense by $0.04 million.
      Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense and net postretirement health care expense by approximately $0.6 million and $0.2 million, respectively, in fiscal 2006.

	2005	2004	2003

Assumed health care cost trend rates:
Current health care trend assumption	10.00%	12.00%	10.00%
Ultimate health care trend rate	4.75%	4.75%	4.75%
Year ultimate health care trend is reached	2014	2013	2011
      The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2005	$191	$(157)
Effect on postretirement accumulated benefit obligation as of August 31, 2005	$2,253	$(1,854)

Plan Assets
      The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

		August 31,
	Target
	Allocation	2005	2004

U.S. equities	60%	55%	56%
International equities	10%	15%	9%
Fixed income investments	25%	25%	29%
Real estate	5%	5%	6%
Cash and other investments	—	—	—
      The assets of the pension plans are invested in units of common trust funds actively managed by Frank Russell Trust Company, a professional fund investment manager. The investment strategy for the defined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit pension assets is to maintain a diversified asset allocation in order to minimize the risk of large losses and maximize the long-term risk-adjusted rate of return. No plan assets are invested in Penford shares. There are no plan assets for the Company’s postretirement health care plans.

Contributions and Benefit Payments
      The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $3.6 million, $1.1 million and $0.3 million in fiscal 2005, 2004 and 2003, respectively. The Company expects to contribute $2.3 million to its defined benefit pension plans during fiscal 2006. Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2006 will approximate the benefit payments below.
      Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement

2006	$1.9	$0.7
2007	1.9	0.7
2008	1.9	0.7
2009	2.0	0.8
2010	2.0	0.8
2011-2015	$10.7	$4.7

Note 11 —	Other Employee Benefits

Savings and Stock Ownership Plan
      The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $750,000, $777,000 and $798,000 for fiscal years 2005, 2004 and 2003, respectively.
      The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. There were no profit-sharing contributions paid to participants for fiscal years 2005, 2004 and 2003.

Deferred Compensation Plan
      The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $188,000, $225,000 and $275,000 was accrued in 2005, 2004 and 2003, respectively.

Supplemental Executive Retirement Plan
      The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. For fiscal 2005, 2004 and 2003, the net periodic pension expense accrued for this plan was $302,000, $185,000 and $26,000, respectively. Net periodic benefit expense for fiscal 2004 and 2003 is net of curtailment gains of $133,000 and $329,000, respectively, resulting from the termination of one participant in 2004 and two participants in 2003. The accrued obligation related to the plan was $3.8 million for fiscal years 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Health Care and Life Insurance Benefits
      The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4,656,000, $4,595,000 and $3,722,000 in 2005, 2004 and 2003, respectively.

Superannuation Fund
      The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 9% of each employee’s eligible pay. In New Zealand, the Company sponsors a superannuation benefit plan whereby it contributes 7.5% and 5% of eligible pay for salaried and hourly employees, respectively. The Company contributions to superannuation funds were $1,085,000, $1,079,000 and $841,000 in 2005, 2004 and 2003, respectively.
Note 12 — Other Non-operating Income
      Other non-operating income consists of the following:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Royalty and licensing income	$1,386	$2,217	$1,212
Gain on sale of Hi-Maize business	—	—	1,916
Loss on extinguishment of debt	(1,051)	(665)	—
Gain on sale of Tamworth farm	1,166	—	—
Gain on sale of investment	736	150	—
Investment income	8	19	62
Other	(36)	266	15

	$2,209	$1,987	$3,205

      In 2005 and 2004, the Company refinanced its secured term and revolving credit facilities and wrote off $1.1 million and $0.7 million, respectively, of unamortized debt issuance costs related to these credit agreements. See Note 5.
      In the first quarter of fiscal 2003, the Company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation (“National Starch”). The Company recorded a $1.9 million gain on the sale of these assets. The Company also exclusively licensed to National Starch certain rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $1.4 million, $2.2 million and $1.2 million in income during fiscal 2005, 2004 and 2003, respectively, related to the licensing fee and royalties.
      In the fourth quarter of 2005, Penford sold a parcel of land near its wheat starch plant in Tamworth, New South Wales, Australia, that is used for disposal of effluent from the Tamworth manufacturing process for $1.9 million, and recognized a gain on the sale of $1.2 million. See Note 19.
      In the third quarter of fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes
      Income (loss) before income taxes is as follows:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Domestic	$(4,635)	$(151)	$5,684
Foreign	2,282	5,222	5,855

Total	$(2,353)	$5,071	$11,539

      Income tax expense (benefit) consists of the following:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Current:
Federal	$(353)	$364	$3,411
State	170	284	335
Foreign	666	1,339	1,396

	483	1,987	5,142
Deferred:
Federal	(4,579)	(692)	(1,669)
State	(573)	(317)	(88)
Foreign	(258)	391	(282)

	(5,410)	(618)	(2,039)

Total	$(4,927)	$1,369	$3,103

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$(4,927)	$1,369	$3,103
Comprehensive income (loss)	(871)	(849)	(1,503)

	$(5,798)	$520	$1,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Statutory tax rate	34%	34%	34%
Statutory tax on income	$(800)	$1,724	$3,923
State taxes, net of federal benefit	(245)	(22)	258
Nondeductible depreciation and amortization	97	75	59
Tax credits, including research and development credits	(247)	(60)	(221)
Extraterritorial income exclusion benefit	(2,970)	(340)	(306)
Lower statutory rate on foreign earnings	(449)	(163)	(835)
Other	(313)	155	225

Total provision	$(4,927)	$1,369	$3,103

      The Company recorded a $1.9 million gain on the sale of certain assets of its Hi-maize business in fiscal 2003. The Company determined that, due to changes in the Australian tax legislation, no income taxes would be payable related to this gain and accordingly, no income taxes have been provided on this gain.
      The significant components of deferred tax assets and liabilities are as follows:

	August 31,

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$2,636	$2,910
Research and development credit	492	91
Postretirement benefits	9,196	8,382
Provisions for accrued expenses	1,911	1,607
Other	1,077	1,241

Total deferred tax assets	15,312	14,231

Deferred tax liabilities:
Depreciation	18,396	20,488
Other	165	321

Total deferred tax liabilities	18,561	20,809

Net deferred tax liabilities	$3,249	$6,578

Recognized as:
Other current assets	$1,104	$626
Long-term deferred income taxes	(4,353)	(7,204)

Total net deferred tax liabilities	$3,249	$6,578

      At August 31, 2005, the Company had federal alternative minimum tax credit carryforwards of $2.6 million, which do not expire under current tax law, and research and development credit carryforwards of $0.5 million which expire in 2023 through 2025.
      In August 2005, the Company received a report from the Internal Revenue Service (“IRS”) regarding the audit of the Company’s U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002. The IRS has challenged the deductibility of interest expense, loss on extinguishment of debt and debt issuance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs in those years. No assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties and complexity involved in tax proceedings. Although the Company believes that its tax return positions are supportable, management has recorded a current tax liability for its best estimate of the probable loss on certain of these positions.
      In 2004, the Company filed amended U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002, increasing the extraterritorial income exclusion (“EIE”) deduction. The methodology that was used to determine the incremental EIE deduction for those years was also utilized for the federal income tax returns for fiscal years ended August 31, 2003 and 2004. Penford had not recognized the tax benefit associated with the incremental EIE deduction for fiscal years 2001 through 2004 because the Company had concluded that it was not probable, as defined in FASB Statement No. 5, “Accounting for Contingencies,” that the deduction would be sustained. In its tax audits of the fiscal 2001 and 2002 federal income tax returns, the IRS did not challenge the Company’s EIE deduction for those years. Accordingly, in the fourth quarter of 2005, the Company recognized the incremental tax benefit of this deduction for fiscal years 2001 through 2004. The amount of tax benefit recognized for years prior to 2005 was $2.5 million.

Note 14 —	Restructuring Costs
      In the first quarter of fiscal 2004, the Company’s Australian business began implementing an organizational and operational restructure plan at its Tamworth, New South Wales, manufacturing facility. During fiscal 2004, a total of 16 employees were terminated and $0.6 million was expensed as restructuring costs related to severance and fringe benefits. All severance and related benefits had been paid by August 31, 2004. In the fourth quarter of fiscal 2004, the Australian business segment wrote off $0.2 million of equipment in connection with the Tamworth restructuring. The fiscal 2004 costs of this restructure have been classified as operating expenses in the Statement of Operations.
      In the second quarter of fiscal 2004, the Company’s Industrial Ingredients — North America business implemented a workforce reduction of 38 employees. In connection therewith, $0.5 million was charged to operating expense as restructuring costs. All severance and related costs were paid at August 31, 2004.

Note 15 —	Earnings Per Common Share
      The following table presents the computation of basic and diluted earnings per share:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands, except share and per
	share data)
Net income	$2,574	$3,702	$8,436

Weighted average common shares outstanding	8,826,916	8,733,059	8,122,284
Net effect of dilutive stock options	119,279	134,991	105,265

Weighted average common shares and equivalents outstanding, assuming dilution	8,946,195	8,868,050	8,227,549

Earnings per common share:
Basic	$0.29	$0.42	$1.04

Diluted	$0.29	$0.42	$1.03

      Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 346,388, 214,000 and 489,730 for 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Segment Reporting
      Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products industries. The Food Ingredients segment produces specialty starches for food applications. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations produce specialty starches used primarily in the food ingredients business. See Part 1, Item 1, “Business,” for a description of the products for each segment. A fourth item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. Intercompany sales between Australia/ New Zealand operations and Food Ingredients — North America of $911,000, $872,000 and $546,000 in 2005, 2004 and 2003, respectively, are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. All interest expense of the Company is included in corporate and other and is not allocated to the other reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1.

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Sales
• Industrial ingredients — North America	$147,782	$143,612	$140,637
• Food ingredients — North America	53,661	47,518	44,694
• Australia/ New Zealand operations	96,231	89,128	77,682
• Corporate and other	(911)	(872)	(546)

	$296,763	$279,386	$262,467

Depreciation and amortization
• Industrial ingredients — North America	$8,832	$9,783	$10,250
• Food ingredients — North America	3,311	3,263	3,226
• Australia/ New Zealand operations	4,306	4,069	3,494
• Corporate and other	576	574	710

	$17,025	$17,689	$17,680

Income (loss) from operations
• Industrial ingredients — North America	$(147)	$3,846	$9,551
• Food ingredients — North America	7,404	5,046	5,915
• Australia/ New Zealand operations	1,331	4,549	4,797
• Corporate and other	(7,576)	(5,865)	(6,434)

	$1,012	$7,576	$13,829

Capital expenditures, net
• Industrial ingredients — North America	$4,211	$5,753	$5,982
• Food ingredients — North America	1,742	1,929	778
• Australia/ New Zealand operations	3,319	7,750	2,000
• Corporate and other	141	22	12

	$9,413	$15,454	$8,772

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,

	2005	2004

	(Dollars in thousands)
Total assets
• Industrial ingredients — North America	$101,080	$101,620
• Food ingredients — North America	33,193	32,323
• Australia/ New Zealand operations	105,882	99,344
• Corporate and other	9,762	18,904

	$249,917	$252,191

Total goodwill — Australia/ New Zealand	$21,420	$20,171

      Reconciliation of total income from operations for the Company’s segments to income before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Income from operations	$1,012	$7,576	$13,829
Other non-operating income	2,201	1,968	3,143
Investment income	8	19	62
Interest expense	(5,574)	(4,492)	(5,495)

Income (loss) before income taxes	$(2,353)	$5,071	$11,539

      Sales, attributed to the point of origin, are as follows:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
Sales
• United States	$200,532	$190,258	$184,785
• Australia/ New Zealand	96,231	89,128	77,682

	$296,763	$279,386	$262,467

      Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,

	2005	2004	2003

	(Dollars in thousands)
United States	$175,741	$157,305	$155,865
Australia/ New Zealand	74,222	68,068	60,350
Japan	19,343	17,671	15,610
Canada	13,063	17,602	13,846
Other	14,394	18,740	16,796

	$296,763	$279,386	$262,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,

	2005	2004

	(Dollars in thousands)
Long-lived assets, net
• North America	$82,986	$88,978
• Australia/ New Zealand	63,701	61,585

	$146,687	$150,563

Note 17 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter(1)	Quarter(1)	Total

	(Dollars in thousands, except per share data)
Sales	$72,065	$69,219	$76,101	$79,378	$296,763
Cost of sales	68,836	62,059	66,061	66,586	263,542

Gross margin	3,229	7,160	10,040	12,792	33,221
Net income (loss)	(3,826)	(992)	2,585	4,807	2,574
Earnings (loss) per common share:
Basic	$(0.43)	$(0.11)	$0.29	$0.54	$0.29
Diluted	$(0.43)	$(0.11)	$0.29	$0.54	$0.29
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

	First	Second	Third	Fourth
Fiscal 2004	Quarter(2)	Quarter(2)	Quarter(2)	Quarter(2)	Total

	(Dollars in thousands, except per share data)
Sales	$66,170	$68,482	$72,484	$72,250	$279,386
Cost of sales	56,359	58,574	60,461	65,904	241,298

Gross margin	9,811	9,908	12,023	6,346	38,088
Net income (loss)	845	1,035	2,319	(497)	3,702
Earnings (loss) per common share:
Basic	$0.10	$0.12	$0.26	$(0.06)	$0.42
Diluted	$0.10	$0.12	$0.26	$(0.06)	$0.42
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

(1)	The Company’s operating results for the third quarter of fiscal 2005 included a $0.7 million pre-tax gain related to the sale of an investment and the operating results for the fourth quarter of fiscal 2005 included the following items: (i) $1.1 million pre-tax write off of unamortized transaction costs related to the Company’s refinancing of its credit facility; (ii) $1.2 million pre-tax gain on sale of land and (iii) recognition of tax benefit of $3.2 million related to current and prior years extraterritorial income exclusion deduction. The tax benefit of $2.5 million related to 2001 through 2004 was recognized in 2005 when the Company determined that it was probable that the deduction on the U.S. federal income tax returns would be sustained. See Note 12 and 13.

(2)	The Company’s operating results for fiscal 2004 included the following pre-tax expenses related to strategic restructuring of the Company’s business operations: (i) $0.2 million in first quarter; (ii) $0.5 million in the second quarter; (iii) $0.4 million in the third quarter and (iv) $0.2 million in the fourth quarter. See Note 14. The first quarter also includes a pre-tax write off of unamortized transaction costs related to the Company’s refinancing of its credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Transactions with National Starch
      In November 2002, the Company sold certain assets of its resistant starch Hi-maize® business to National Starch Corporation (“National Starch”), a wholly-owned subsidiary of Imperial Chemical Industries PLC of the U.K., for $2.25 million. The Company recorded a $1.9 million pre-tax gain on the sale of these assets, which gain is included in net non-operating income (expense) in the Consolidated Statements of Operations. In the fourth quarter of fiscal 2003, the Company determined that, due to changes in Australian tax legislation, no income taxes would be payable related to this gain and taxes of approximately $0.3 million previously provided in the first quarter were reversed. See Note 13.
      The Company also exclusively licensed to National Starch certain rights to its resistant starch intellectual property portfolio for applications in human nutrition. The Company retained the rights to practice its resistant starch intellectual property for all non-human nutrition applications. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. In addition, the Company will receive annual royalty payments for a period of seven years or until a maximum of $11.0 million in royalties is received by the Company. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The amortization of the initial licensing fee and royalty income, totaling $1.4 million, $2.2 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively, are included in net non-operating income (expense) in the Consolidated Statements of Operations.
      The Company also entered into a tolling arrangement under which the Company will manufacture resistant starch products for National Starch, if requested by National Starch. Sales of these products and the costs to manufacture pursuant to this agreement are included in income from operations in the Consolidated Statements of Operations.

Note 19 —	Sale of Australian Land
      On August 22, 2005, the Company sold a parcel of land suitable for residential real estate development in Tamworth, New South Wales, Australia, to a third-party purchaser for $1.9 million in cash, recognizing a gain on the sale of $1.2 million. The Company has leased the property from the purchaser for 12 months with an option to renew the lease for an additional 6 months. The annual rental on the property converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2005 is $0.08 million.
      In a separate transaction, the Company contracted to sell a parcel of land suitable only for agricultural purposes in Tamworth to the same purchaser for $1 million Australian dollars ($0.76 million U.S. dollars at the exchange rate at August 31, 2005). Pursuant to the contract, the sale is to be consummated in August 2006. The purchaser has given the Company a deposit of $0.04 million on the property. Income from the sale of this property will be recognized when the sale is consummated.

Note 20 —	Legal Proceedings
      In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. The parties have served and responded to written discovery requests. The Company cannot at this time determine the likelihood of any outcome or estimate damages, if any.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.
      Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2005. Ernst & Young LLP has audited this assessment of our internal control over financial reporting and their report is included on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Penford Corporation
      We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penford Corporation’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
November 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Penford Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that Penford Corporation maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penford Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Penford Corporation maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penford Corporation as of August 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005 of Penford Corporation and our report dated November 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
November 9, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
      Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Management’s report on internal control over financial reporting and the related report of the Company’s registered independent public accounting firm are included at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information set forth under the heading “Election of Directors” in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), to be filed not later that 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.
      The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller. This Code embodies the commitment of the Company and its subsidiaries to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Company will provide any shareholder a copy of the Code, without charge, upon written request to the Company’s Secretary.

Item 11.	Executive Compensation.
      The information set forth under the heading “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information relating to certain relationships and related transactions of the Company is set forth under the heading “Change-in-Control Arrangements” in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      Information concerning principal accountant fees and services appears under the heading “Fees Paid to Ernst & Young LLP” in the 2006 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements
      The consolidated balance sheets as of August 31, 2005 and 2004 and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2005 and the report of independent auditors are included in Part II, Item 8.
      (2) Financial Statement Schedules
      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.
      (3) Exhibits
      See index to Exhibits on page 58.
      (b) Exhibits
      See Item 15(a)(3), above.
      (c) Financial Statement Schedules
      None

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2005.

Penford Corporation

/s/ Thomas D. Malkoski

Thomas D. Malkoski
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 14, 2005.

Signature	Title

/s/ Thomas D. Malkoski Thomas D. Malkoski	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven O. Cordier Steven O. Cordier	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Paul H. Hatfield Paul H. Hatfield	Chairman of the Board of Directors

/s/ William E. Buchholz William E. Buchholz	Director

/s/ Jeffrey T. Cook Jeffrey T. Cook	Director

/s/ R. Randolph Devening R. Randolph Devening	Director

/s/ John C. Hunter III John C. Hunter III	Director

/s/ Sally G. Narodick Sally G. Narodick	Director

/s/ James E. Warjone James E. Warjone	Director

INDEX TO EXHIBITS
      Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item

2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)

3.1	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1995, filed November 29, 1995)

3.2	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)

3.3	Bylaws of Registrant as amended and restated as of October 28, 2005

4.1	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s, File No. 000-11488, Amendment to Registration Statement on Form 8-K/A dated May 5, 1997, filed May 5, 1997)

10.1	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1991)*

10.2	Form of Change of Control Agreements between Penford Corporation and Messrs. Burns, Cordier, Kunerth, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1995, filed November 29, 1995)*

10.3	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*

10.4	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s, File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*

10.5	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*

10.6	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)

10.7	Amended and Restated Credit Agreement dated August 22, 2005, by and between Penford Corporation as borrower, and Harris Bank N.A, as administrative agent. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 22, 2005, filed August 26, 2005).

10.8	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*

10.9	Non-Employee Director Compensation Term Sheet*

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement