Form 10-Q
period 2005-11-30
PENFORD CORP
filed 2006-01-09
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
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
Yes ☐ No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 5, 2006 was 8,877,165.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash	$4,020	$5,367
Trade accounts receivable, net	41,517	39,653
Inventories	34,701	34,801
Prepaid expenses	4,381	5,084
Other	4,425	4,032

Total current assets	89,044	88,937

Property, plant and equipment, net	126,393	125,267
Restricted cash value of life insurance	10,179	10,132
Goodwill, net	21,157	21,420
Other intangible assets, net	3,101	3,121
Other assets	1,003	1,040

Total assets	$250,877	$249,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$1,517	$777
Current portion of long-term debt and capital lease obligations	4,272	4,022
Accounts payable	32,671	35,941
Accrued pension liability	2,606	2,302
Accrued liabilities	7,899	10,324

Total current liabilities	48,965	53,366

Long-term debt and capital lease obligations	67,333	62,107
Other post-retirement benefits	13,231	13,091
Deferred income taxes	4,598	4,353
Other liabilities	16,943	16,974

Total liabilities	151,070	149,891

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,858 and 10,849 shares, respectively	10,858	10,849
Additional paid-in capital	38,023	37,728
Retained earnings	75,703	76,040
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	7,980	8,166

Total shareholders’ equity	99,807	100,026

Total liabilities and shareholders’ equity	$250,877	$249,917

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
(In thousands, except per share data)	2005	2004
Sales	$77,903	$72,065

Cost of sales	67,503	68,836

Gross margin	10,400	3,229

Operating expenses	7,738	5,808
Research and development expenses	1,437	1,412

Income (loss) from operations	1,225	(3,991)

Non-operating income, net	362	81
Interest expense	1,333	1,260

Income (loss) before income taxes	254	(5,170)

Income tax expense (benefit)	58	(1,344)

Net income (loss)	$196	$(3,826)

Weighted average common shares and equivalents outstanding:
Basic	8,877	8,817
Diluted	8,923	8,817

Earnings (loss) per share:
Basic	$0.02	$(0.43)
Diluted	$0.02	$(0.43)

Dividends declared per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income (loss)	$196	$(3,826)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	3,844	4,290
Stock-based compensation	304	33
Deferred income taxes	(141)	(716)
Other	(158)	(35)
Change in assets and liabilities:
Trade accounts receivable	(1,968)	1,188
Prepaid expenses	702	(161)
Inventories	(54)	1,738
Accounts payable and accrued liabilities	(4,784)	(3,154)
Taxes payable	(673)	(877)
Other	736	480

Net cash used in operating activities	(1,996)	(1,040)

Cash flows from investing activities:
Investment in property, plant and equipment, net	(5,243)	(1,933)
Other	(58)	(68)

Net cash used in investing activities	(5,301)	(2,001)

Cash flows from financing activities:
Proceeds from revolving line of credit	6,719	3,000
Payments of long-term debt	(1,000)	(1,009)
Exercise of stock options	—	195
Payment of loan fees	(15)	(146)
Increase in cash overdraft	740	—
Payment of dividends	(531)	(528)
Other	(4)	—

Net cash provided by financing activities	5,909	1,512

Effect of exchange rate changes on cash and cash equivalents	41	(39)

Net decrease in cash and cash equivalents	(1,347)	(1,568)
Cash and cash equivalents, beginning of period	5,367	5,915

Cash and cash equivalents, end of period	$4,020	$4,347

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
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2005 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company adopted SFAS No. 123R and SAB 107 effective September 1, 2005. See Note 3 for further detail.
     Effective September 1, 2005, the Company adopted FASB Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material effect on the Company’s results of operation, financial position or liquidity.
     Effective September 1, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN No. 47 had no effect on the Company’s results of operations, financial position or liquidity.

     3—STOCK-BASED COMPENSATION
     Stock Option Plans
     The Company currently awards stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”). This plan provides for the granting of non-qualified stock options at the fair market value of the Company’s common stock on the date of grant. The non-qualified stock options generally vest over four years at the rate of 25% each year and expire 10 years from the date of grant. The Company awarded stock options to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”), which expired in August 2005. The Directors’ Plan provided for the granting of discounted, non-qualified stock options which vested in six months and expire 10 years from date of grant. All options granted under this plan were fully vested as of September 1, 2005. At November 30, 2005, 10,476 options were available for future grants under the 1994 Plan and no options were available for future grants under the Directors’ Plan.
     On October 28, 2005, the Board of Directors adopted, subject to shareholder approval, the Penford Corporation 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. The aggregate number of shares of the Company’s common stock that may be issued as awards under the 2006 Incentive Plan, if approved by shareholders, will be 800,000 in addition to any shares not subject to a grant under the 1994 Plan and shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised.
     General Option Information
     A summary of the stock option activity for the three months ended November 30, 2005, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2005	1,107,535	13.96
Granted	93,500	13.34
Exercised	—	—
Cancelled	—	—

Outstanding Balance, November 30, 2005	1,201,035	13.91	6.87	$856,500

Options Exercisable at November 30, 2005	741,285	13.73	5.92	$746,900
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.30 as of November 30, 2005 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three months ended November 30, 2004 was $142,000. No stock options were exercised during the three months ended November 30, 2005.
     The weighted average grant date fair value of stock options granted under the 1994 Plan during the three months ended November 30, 2005 and 2004 was $6.93 and $7.86, respectively. The weighted average grant date fair value of stock options granted under the Directors’ Plan during the three months ended November 30, 2004 was $10.30.
     As of November 30, 2005, the Company had $1.7 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

     The following table summarizes information concerning outstanding and exercisable options as of November 30, 2005:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price

$ 6.02 — 11.00	131,898	5.13	$9.21	131,898	$9.21
11.01 — 14.00	616,137	7.17	12.86	338,137	12.77
14.01 — 17.69	453,000	6.96	16.70	271,250	17.10

	1,201,035			741,285

     Adoption of SFAS No. 123R
     On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation cost was recognized for the stock-based compensation plans other than for the options granted under the Directors’ Plan and restricted stock awards prior to September 1, 2005.
     The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123. Pursuant to the requirements of SFAS No. 123R, the Company will continue to present the pro forma information for periods prior to the adoption date.
     Valuation and Assumptions
     The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the Company’s stock options awards and the selected dividend yield assumption was determined in view of the Company’s historical and estimated dividend payout. The Company has no reason to believe that the expected volatility of its stock price or its option exercise patterns would differ significantly from historical volatility or option exercises.

     For the three-month periods ended November 30 2005 and 2004, the fair value of the options was estimated on the date of grant using the following assumptions. The Directors’ Plan expired in August 2005 and no options were granted under that plan in the first quarter of fiscal 2006. Options granted to directors in the first quarter of fiscal 2005 were cancelled in the third quarter of fiscal 2005 in exchange for cash because of changes in the tax laws.

	1994 Plan		Directors’ Plan
	2005	2004	2005	2004
Expected volatility	52%	58%	—	58%
Expected life (years)	5.0	4.1	—	5.0
Interest rate (percent)	4.4-4.5	3.7-4.0	—	3.7-4.0
Dividend yield	1.7%	1.6%	—	1.6%
     SFAS No. 123R
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. For the three months ended November 30, 2005, the Company recognized $0.3 million in stock-based compensation costs. For the three months ended November 30, 2004, the Company recognized $33,000 of stock-based compensation cost related to Director’s discounted stock options and restricted stock awards. The following table summarizes the stock-based compensation cost under SFAS No. 123R for the three months ended November 30, 2005 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

Cost of sales	$20
Operating expenses	262
Research and development expenses	12

Total stock-based compensation expense	$294
Tax benefit	100

Total stock-based compensation expense, net of tax	$194

     See Note 11 for stock-based compensation costs recognized in the financial statements of each business segment.
     Pro-forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     If the fair value recognition provisions of SFAS 123 had been applied to stock-based compensation for the three months ended November 30, 2004, the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

Three months
ended
(In thousands, except per share data)	November 30, 2004

Net loss, as reported	$(3,826)

Add: Stock-based employee compensation expense included in reported net income, net of tax	17
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(267)

Pro forma net loss	$(4,076)

Loss per share:
Reported basic loss per common share	$(0.43)

Reported diluted loss per common share	$(0.43)

Pro forma basic loss per common share	$(0.46)

Pro forma diluted loss per common share	$(0.46)

     Restricted Stock
     Non-employee directors receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan which provides that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     4—INVENTORIES
     The components of inventory are as follows:

	November 30,	August 31,
	2005	2005
	(In thousands)
Raw materials	$15,629	$17,666
Work in progress	582	614
Finished goods	18,490	16,521

Total inventories	$34,701	$34,801

     5—PROPERTY, PLANT AND EQUIPMENT

	November 30,	August 31,
	2005	2005
	(In thousands)
Land	$15,987	$15,943
Plant and equipment	307,567	304,247
Construction in progress	12,287	11,022

	335,841	331,212
Accumulated depreciation	(209,448)	(205,945)

Net property, plant and equipment	$126,393	$125,267

     Changes in Australian and New Zealand currency exchange rates have decreased net property, plant and equipment in the first three months of fiscal 2006 by approximately $0.5 million.
     6—DEBT
     At November 30, 2005, the Company had $22.7 million outstanding under its revolving credit facilities and $48.8 million in term loans. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $20.6 million at November 30, 2005. The Company was in compliance with the covenants in its credit agreement as of November 30, 2005 and expects to be in compliance with covenants for the remainder of fiscal 2006.
     As of November 30, 2005, the Company had entered into interest rate swap agreements with several banks to fix the interest rates on $39.2 million of U.S. dollar denominated term debt at 4.18%, and on $9.6 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement. At November 30, 2005, the Company’s variable rate debt was $22.7 million.
     7—TAXES
     The Company’s effective tax rate for the three months ended November 30, 2005 and 2004 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and, in fiscal 2006, the favorable tax effect of domestic (U.S.) production activities. On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 23%.
     8—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income (loss) are as follows:

	Three months ended
	November 30,	November 30
	2005	2004
	(In thousands)
Net income (loss)	$196	$(3,826)
Foreign currency translation adjustments	(492)	5,701
Change in unrealized gains on derivative instruments that qualify as cash flow hedges, net of tax	306	(57)

Total comprehensive income	$10	$1,818

     9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended
	November 30,	November 30,
	2005	2004
	(In thousands)
Royalty and licensing income	$423	$87
Other	(61)	(6)

Total	$362	$81

     In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $4.8 million in royalty income from the inception of the agreement through November 30, 2005.

     10 – PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2005 and 2004 are as follows:

	Three months ended
	November 30,	November 30,
Defined benefit pension plans	2005	2004
	(In thousands)
Service cost	$418	$250
Interest cost	525	499
Expected return on plan assets	(529)	(467)
Amortization of prior service cost	47	30
Amortization of actuarial losses	151	122

Net periodic benefit cost	$612	$434

	Three months ended
	November 30,	November 30,
Post-retirement health care plans	2005	2004
	(In thousands)
Service cost	$98	$148
Interest cost	196	250
Amortization of prior service cost	(38)	—
Amortization of actuarial losses	36	15

Net periodic benefit cost	$292	$413

     11—SEGMENT REPORTING
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America of $302,000 and $547,000 for the three months ended November 30, 2005 and 2004, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended
	November 30,	November 30,
	2005	2004
	(In thousands)
Sales:
Industrial Ingredients—North America	$38,480	$35,135
Food Ingredients—North America	15,090	12,273
Australia/New Zealand operations	24,635	25,204
Intercompany sales	(302)	(547)

	$77,903	$72,065

Income (loss) from operations:
Industrial Ingredients—North America	$574	$(4,390)
Food Ingredients—North America	2,401	1,392
Australia/New Zealand operations	697	575
Corporate and other	(2,447)	(1,568)

	$1,225	$(3,991)

     With the adoption of SFAS No. 123R on September 1, 2005, the Company recognized $0.3 million in stock-based compensation expense for the three months ended November 30, 2005. The following table summarizes the stock-based compensation expense related to stock option awards by segment for the three months ended November 30, 2005.

November 30,
2005
(In thousands)
Industrial Ingredients–North America	$66
Food Ingredients—North America	33
Australia/New Zealand operations	11
Corporate	184

$294

     Prior to September 1, 2005, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation expense was recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards. See Note 3.

	November 30,	August 31,
	2005	2005
	(In thousands)
Total assets:
Industrial Ingredients–North America	$102,258	$101,080
Food Ingredients—North America	32,949	33,193
Australia/New Zealand operations	104,935	105,882
Corporate and other	10,735	9,762

	$250,877	$249,917

     12—EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share reflects only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three months ended November 30, 2005 and 2004.

	Three months ended
	November 30,	November 30,
	2005	2004
	(In thousands)
Weighted average common shares outstanding	8,877	8,817
Net effect of dilutive stock options	46	—

Weighted average common shares, outstanding, assuming dilution	8,923	8,817

     Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. Weighted-average stock options to purchase 566,450 shares of common stock for the three months ended November 30, 2005 were excluded from the calculation of diluted earnings per share because they were antidilutive.
     13—LITIGATION
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
     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced below and in the “Risk Factors” section of this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, including labor costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; changes in the assumptions used to determine the effective income tax rate; or other unforeseen developments in the industries in which Penford operates.
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

     Consolidated sales for the three months ended November 30, 2005 increased 8% to $77.9 million from $72.1 million in the same period last year. Approximately 6% of the quarterly sales increase was driven by higher volumes in the Food Ingredients—North America and Industrial Ingredients—North America operations. Improved pricing and product mix in the Industrial Ingredients segment and a stronger Australian dollar also contributed to the increase in sales. Quarterly gross margin as a percent of sales expanded to 13.3% in the first quarter of fiscal 2006 from 4.5% in the same period last year. Gains in revenue and lower corn procurement costs in North America contributed 3.5% of the margin expansion, despite over $3 million in increased manufacturing input costs for natural gas and chemicals in the quarter. In the first quarter of fiscal 2005, the Company incurred $4.1 million in additional operating costs related to a labor strike at its Cedar Rapids, Iowa manufacturing facility. Returning to pre-strike operating metrics improved the first quarter fiscal 2006 consolidated gross margin by 5.3%.
     Fiscal 2006 first quarter operating expenses increased $1.9 million primarily due to increased employee costs of $1.3 million, including $0.3 million in stock-based compensation expense and $0.6 million of severance costs related to managerial changes in the Industrial Ingredients and Australian operations, and increased consulting and professional fees of $0.4 million. A discussion of segment results of operations and the effective tax rate follows.
     Effective September 1, 2005, the Company adopted the accounting requirements of SFAS No. 123R, “Share-Based Payment,” which required recognition of the cost of stock–based awards in the financial statements. Compensation cost recognized in the income statement in the first quarter of fiscal 2006 was $0.3 million. See Notes 3 and 11 to the Condensed Consolidated Financial Statements for further information.
     Sales
     Fiscal 2006 first quarter sales at the Industrial Ingredients—North America business unit increased by $3.3 million, or 10%, to $38.5 million compared to the prior year first quarter. Sales volume, which rose 7%, contributed $2.4 million to the revenue increase with the remaining revenue growth due to improvements in average unit selling prices and product mix.
     Sales for the first quarter of fiscal 2006 at the Australia/New Zealand operations declined 2% to $24.6 million from the same period in fiscal 2005. Sales in local currency decreased by 4% as volume declined 5%, reflecting continuing competitive pricing pressures, particularly for lower margin starches. In U.S. dollars, stronger foreign currency exchange rates partially offset the unfavorable volume impact.
     First quarter fiscal 2006 sales for the Food Ingredients—North America business of $15.1 million expanded $2.8 million, or 23%, compared to the first quarter of last year on volume increases of 27%. Sales of core potato coating applications increased by 10% and sales of formulations in all other product categories combined grew by 50%.
     Income from operations
     Income from operations for the first quarter of 2006 at Penford’s Industrial Ingredients—North America business unit increased by $5.0 million over the prior year quarter to $0.6 million. Gross margin as a percent of sales was 9.3% in the quarter ended November 30, 2005 compared to a negative margin of 5.1% for the same period last year. In the first quarter of fiscal 2005, the Company incurred $4.1 million in incremental operating costs related to a union strike at its Cedar Rapids, Iowa manufacturing facility. The strike ended in mid-October 2004. Returning to pre-strike operating levels and production metrics improved the gross margin by 10.7% for the first quarter of fiscal 2006. First quarter margin increases from revenue gains and lower grain procurement costs were partially offset by $3.0 million in additional natural gas and chemical costs. Operating income for the first quarter of fiscal 2006 included $0.2 million of severance costs.
     Income from operations at the Company’s Australia/New Zealand operations was $0.7 million for the quarter ended November 30, 2005 compared to operating income of $0.6 million last year. First quarter gross margin as a percent of sales increased from 8.0% last year to 10.5% in the current year quarter. Although sales volumes declined, margins improved as completed process and plant design changes raised manufacturing yields and throughput and reduced chemical usage. Severance costs of $0.4 million related to managerial changes were included in first quarter 2006 operating income.

     First quarter 2006 income from operations at the Food Ingredients—North American business unit grew 72% from $1.4 million last year to $2.4 million. Gross margin as a percent of sales expanded to 28.1% from 24.4% last year as a quarterly sales volume increase of 27% and improved plant utilization offset the higher costs of energy and chemicals.
     Corporate operating expenses
     Corporate operating expenses for the three months ended November 30, 2005 increased $0.9 million compared to the prior year period due to increased employee costs, including $0.2 million of stock-based compensation expense, as well as a $0.3 million increase in consulting and professional fees.
     Interest and taxes
     Interest expense for the quarter ended November 30, 2005 was comparable to last year’s first quarter. The effect of lower quarterly average debt balances offset rising short-term interest rates in the U.S. At November 30, 2005, the Company has entered into interest rate swap agreements with several banks to fix the interest rates on $39.2 million of U.S. dollar denominated term debt at 4.18% and on $9.6 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement. At November 30, 2005, the Company’s variable rate debt was $22.7 million.
     The Company’s effective tax rate for the three months ended November 30, 2005 and 2004 varied from the U.S. federal statutory rate primarily due to U.S. tax credits related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and, in fiscal 2006, the favorable tax effect of domestic (U.S.) production activities. On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 23%.
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended
	November 30,	November 30,
	2005	2004
	(In thousands)
Royalty and licensing income	$423	$87
Other	(61)	(6)

Total	$362	$81

     In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $4.8 million in royalty income from the inception of the agreement through November 30, 2005.

Liquidity and Capital Resources
     At November 30, 2005, the Company had $22.7 million outstanding under its revolving credit facilities and $48.8 million in term loans. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $20.6 million at November 30, 2005. The Company was in compliance with the covenants in its credit agreement as of November 30, 2005 and expects to be in compliance with covenants for the remainder of fiscal 2006.
     As of November 30, 2005, the Company had entered into interest rate swap agreements with several banks to fix the interest rates on $39.2 million of U.S. dollar denominated term debt at 4.18% and on $9.6 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement. At November 30, 2005, the Company’s variable rate debt was $22.7 million.
     Penford had working capital of $40.1 million and $35.6 million at November 30, 2005 and August 31, 2005, respectively. Cash used in operations was $2.0 million and $1.0 million, respectively, for the quarters ended November 30, 2005 and 2004. Total debt outstanding increased during the first quarter of fiscal 2006 by $5.5 million on seasonal working capital requirements and capital expenditures.
     The Company paid dividends of $0.5 million during the three months ended November 30, 2005, which represents a quarterly rate of $0.06 per share. On October 28, 2005, the Board of Directors declared a dividend of $0.06 per common share payable on December 2, 2005 to shareholders of record as of November 11, 2005. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at November 30, 2005 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2005.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company adopted SFAS No. 123R and SAB 107 effective September 1, 2005. See Note 3 to the Condensed Consolidated Financial Statements for further detail.
     Effective September 1, 2005, the Company adopted FASB Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a material effect on the Company’s results of operation, financial position or liquidity.
     Effective September 1, 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of FIN No. 47 had no effect on the Company’s results of operations, financial position or liquidity.

Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2005 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
     In many cases, the accounting treatment of a particular transaction is significantly dictated by generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management’s judgments in selecting among available alternatives would not produce a materially different result. Management has reviewed the accounting policies and related disclosures with the Audit Committee. The accounting policies that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:
•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

•	Self-insurance program

•	Income taxes

•	Stock-based compensation
     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At November 30, 2005, the allowance for doubtful accounts receivable was $0.4 million.
     Hedging Activities
     Penford uses derivative instruments, primarily futures contracts, to reduce exposure to price fluctuations of commodities used in the manufacturing processes in the United States. Penford has elected to designate these activities as hedges. This election allows the Company to defer gains and losses on those derivative instruments until the underlying commodity is used in the production process. To reduce exposure to variable short-term interest rates, Penford uses interest rate swap agreements.
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains, net of tax, of $0.6 million at November 30, 2005 which are reflected in accumulated other comprehensive income.

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
     Self-insurance Program
     The Company maintains a self-insurance program covering portions of workers’ compensation and group health liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and changes that could occur in actuarial assumptions. The financial results of the Company could be significantly affected if future claims and assumptions differ from those used in determining these liabilities.
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
     Stock-Based Compensation
     Beginning September 1, 2005, the Company recognizes stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life.

     If circumstances change, and the Company uses different assumptions for volatility, interest, dividends and option life in estimating the fair value of stock-based awards granted in future periods, stock-based compensation expense may differ significantly from the expense recorded in the current period. SFAS No. 123R requires forfeitures to be estimated at the date of grant and revised in subsequent periods if actual forfeitures differ from those estimated. Therefore, if actual forfeiture rates differ significantly from those estimated, the Company’s results of operations could be materially impacted.
Risks and Uncertainties
The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control.
     In the first quarter of fiscal 2006, approximately 27% of Penford’s manufacturing costs are the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.
Increases in energy and chemical costs will reduce the Company’s profitability.
     Energy and chemicals comprise approximately 15% and 13%, respectively, of the cost of manufacturing the Company’s products in the first quarter of fiscal 2006. Natural gas is used extensively in the Industrial Ingredients – North America business to dry the starch products. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.
The loss of a major customer could have an adverse effect on Penford’s results of operations.
     None of the Company’s customers constituted 10% of sales in the last three years. However, in the first quarter of fiscal 2006, sales to the top ten customers and sales to the largest customer represented 44% and 8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.
Changes in interest rates will affect Penford’s profitability.
     At November 30, 2005, $22.7 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability.
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
     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first quarter of fiscal 2006, approximately 32% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.
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
Other uncertainties
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and actual results, the financial statements will be affected. See “Critical Accounting Policies” in this Item 2.
     Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no significant changes in the Company’s exposure to market risks since August 31, 2005.

     Item 4: Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of November 30, 2005. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6: Exhibits.
(d) Exhibits

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

Penford Corporation

(Registrant)

January 9, 2006	/s/ Steven O. Cordier

Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002