Form 10-K/A
period 2005-08-31
PENFORD CORP
filed 2006-02-24
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
Form 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-11488
Penford Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1221360 (I.R.S. Employer Identification No.)

7094 S. Revere Parkway Centennial, Colorado (Address of principal Executive Offices)	80112-3932 (Zip Code)
Registrant’s telephone number, including area code: (303) 649-1900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
Common Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
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
Documents Incorporated by Reference
     No documents are incorporated by reference in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE
     Penford Corporation (also referred to as “Penford” or the “Company) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Form 10-K for the fiscal year ended August 31, 2005 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on November 14, 2005 for the purpose of revising the Report of Independent Registered Public Accounting Firm that appeared in Item 8 of Part II of the Form 10-K. We are also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV, and Exhibits 31.1, 31.2 and 32.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8 of Part II, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information or disclosures in the Form 10-K, including the Company’s financial statements and the footnotes thereto, have been amended or updated by this Amendment No. 1.

Item 8: Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2005	2004
	(Dollars in thousands)
Assets
Current assets:
Cash	$5,367	$5,915
Trade accounts receivable, net	39,653	38,703
Inventories	34,801	31,807
Prepaid expenses	5,084	4,124
Other	4,032	2,888

Total current assets	88,937	83,437

Property, plant and equipment, net	125,267	130,392
Restricted cash value of life insurance	10,132	12,623
Other assets	1,040	3,269
Other intangible assets, net	3,121	2,299
Goodwill, net	21,420	20,171

	$249,917	$252,191

Liabilities and shareholders’ equity
Current liabilities:
Cash overdraft, net	$777	$—
Current portion of long-term debt and capital lease obligations	4,022	4,775
Accounts payable	35,941	25,169
Accrued pension liability	2,302	3,151
Accrued liabilities	10,324	10,200

Total current liabilities	53,366	43,295

Long-term debt and capital lease obligations	62,107	75,551
Other postretirement benefits	13,091	12,598
Deferred income taxes	4,353	7,204
Other liabilities	16,974	17,824

Total liabilities	149,891	156,472

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 10,849,487 shares in 2005 and 10,784,200 in 2004, including treasury shares	10,849	10,784
Additional paid-in capital	37,728	36,911
Retained earnings	76,040	75,585
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income	8,166	5,196

Total shareholders’ equity	100,026	95,719

Total liabilities and shareholders’ equity	$249,917	$252,191

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands, except share
	and per share data)
Sales	$296,763	$279,386	$262,467
Cost of sales	263,542	241,298	218,784

Gross margin	33,221	38,088	43,683

Operating expenses	26,413	23,063	24,620
Research and development expenses	5,796	6,115	5,399
Restructure costs, net	—	1,334	(165)

Income from operations	1,012	7,576	13,829

Interest expense	5,574	4,492	5,495
Other non-operating income, net	2,209	1,987	3,205

Income (loss) before income taxes	(2,353)	5,071	11,539

Income tax expense (benefit)	(4,927)	1,369	3,103

Net income	$2,574	$3,702	$8,436

Weighted average common shares and equivalents outstanding, assuming dilution	8,946,195	8,868,050	8,227,549

Earnings per common share:
Basic	$0.29	$0.42	$1.04

Diluted	$0.29	$0.42	$1.03

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
Net income	$2,574	$3,702	$8,436

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit of $156, $274 and $369	(303)	(609)	(686)
Loss from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit of $350, $425 and $46	679	945	86
Foreign currency translation adjustments	3,271	3,694	5,578
Additional minimum pension liability, net of applicable income tax benefit of $365, $150 and $1,088	(677)	(278)	(2,021)

Other comprehensive income	2,970	3,752	2,957

Total comprehensive income	$5,544	$7,454	$11,393

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
Operating activities:
Net income	$2,574	$3,702	$8,436
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	17,025	17,689	17,680
Loss on early extinguishment of debt	1,051	665	—
Gain on sale of investment	(736)	—	—
Gain on sale of land	(1,166)	—	—
Gain on sale of Hi-maize® business	—	—	(1,916)
Deferred income tax benefit	(5,410)	(618)	(2,039)
Stock compensation expense related to non-employee director stock options and other stock option acceleration	91	159	120
Other	246	842	9
Change in operating assets and liabilities:
Trade receivables	(122)	(1,482)	(4,130)
Inventories	(2,042)	(3,519)	3,412
Prepaid expenses	(914)	(7)	(202)
Accounts payable and accrued liabilities	12,102	2,544	4,556
Taxes payable	(2,406)	862	(104)
Other	763	(454)	707

Net cash flow from operating activities	21,056	20,383	26,529

Investing activities:
Acquisitions of property, plant and equipment, net	(9,413)	(15,454)	(8,772)
Proceeds from investments	3,525	—	—
Proceeds from sale of land	1,870	—	—
Proceeds from sale of Hi-Maize® assets, net	—	—	2,054
Proceeds from Hi-Maize® licensing agreement, net	—	—	1,653
Other	(150)	(433)	(669)

Net cash used by investing activities	(4,168)	(15,887)	(5,734)

Financing activities:
Proceeds from revolving line of credit	57,830	39,459	26,950
Payments on revolving line of credit	(48,177)	(65,082)	(22,300)
Proceeds from long-term debt	22,396	50,039	—
Payments on long-term debt	(47,867)	(26,362)	(25,648)
Exercise of stock options	682	2,145	1,751
Net proceeds from issuance of common stock	—	—	6,938
Payment of loan fees	(905)	(1,736)	(247)
Increase (decrease) in cash overdraft	776	—	(1,754)
Payment of dividends	(2,117)	(2,090)	(1,910)
Other	(8)	—	(21)

Net cash used by financing activities	(17,390)	(3,627)	(16,241)

Effect of exchange rate changes on cash and cash equivalents	(46)	(651)	378

Net increase (decrease) in cash and cash equivalents	(548)	218	4,932
Cash and cash equivalents, beginning of year	5,915	5,697	765

Cash and cash equivalents, end of year	$5,367	$5,915	$5,697

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,754	$3,621	$4,737
Income taxes, net	$563	$2,581	$2,661

Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$85	$—	$—
The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
Common stock
Balance, beginning of year	$10,784	$10,585	$9,666
Exercise of stock options	65	199	404
Cancelled common stock	—	—	(143)
Issuance of restricted stock, net	—	—	8
Issuance of common stock	—	—	650

Balance, end of year	10,849	10,784	10,585

Additional paid-in capital
Balance, beginning of year	36,911	34,628	26,055
Exercise of stock options	617	1,946	1,490
Tax benefit of stock option exercises	109	262	598
Director stock-based compensation	91	75	197
Issuance of common stock	—	—	6,288

Balance, end of year	37,728	36,911	34,628

Retained earnings
Balance, beginning of year	75,585	73,985	67,513
Net income	2,574	3,702	8,436
Dividends declared	(2,119)	(2,102)	(1,964)

Balance, end of year	76,040	75,585	73,985

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	5,196	1,444	(1,513)
Change in fair value of derivatives, net of tax	(303)	(609)	(686)
Loss from derivative transactions reclassified into earnings from other comprehensive income, net of tax	679	945	86
Foreign currency translation adjustments	3,271	3,694	5,578
Additional minimum pension liability, net of tax	(677)	(278)	(2,021)

Balance, end of year	8,166	5,196	1,444

Total shareholders’ equity	$100,026	$95,719	$87,885

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

     Approximately half of the Company’s sales in fiscal 2005, 2004 and 2003 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. In fiscal 2004, the Industrial Ingredients – North America business wrote off receivable amounts which became uncollectible primarily due to bankruptcies in the paper industry.
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
Stock-Based Compensation
     Effective March 1, 2003, the Company adopted the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Through August 31, 2005, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its various interpretations. SFAS No. 148 requires prominent disclosure of the method used to account for stock-based employee compensation, the amount of employee stock-based compensation cost included in reported net income, and pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been adopted. The adoption of SFAS No. 148 did not have an effect on the Company’s reported financial position, results of operations or liquidity.
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

     In accordance with this standard, Penford does not amortize goodwill. The Company completed the annual update as of June 1, 2005 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on Penford’s Food Ingredients—North America and the Australia/New Zealand operations reporting units, which are the same as two of the Company’s business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.
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
     Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of eight years as of August 31, 2005 and an intangible pension asset. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows:

	August 31, 2005		August 31, 2004
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Patents	$2,250	$1,156	$2,215	$1,013
Intangible pension asset (1)	2,027	—	1,097	—

	$4,277	$1,156	$3,312	$1,013

(1)	Not covered by the scope of SFAS No. 142
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
Note 8 — Leases
     Certain of the Company’s property, plant and equipment is leased under operating leases ranging from one to fifteen years with renewal options. Rental expense under operating leases was $5.4 million, $5.2 million and $5.3 million in 2005, 2004 and 2003, respectively. Future minimum lease payments for fiscal years beginning with the fiscal year ending August 31, 2006 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

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
     Changes in stock options for the three fiscal years ended are as follows:

			Weighted Average
	Shares	Option Price Range	Exercise Price
Balance, August 31, 2002	1,338,591	$5.77 — 19.31	$11.87
Granted	326,048	8.93 — 14.95	12.68
Exercised	(404,343)	5.77 — 13.73	9.24
Cancelled	(125,313)	9.23 — 19.31	12.78

Balance, August 31, 2003	1,134,983	5.77 — 17.69	12.94
Granted	50,660	9.83 — 14.50	11.52
Exercised	(199,441)	5.77 — 14.88	10.76
Cancelled	(13,539)	12.44 — 13.73	13.41

Balance, August 31, 2004	972,663	5.77 — 17.69	13.31
Granted	224,235	12.75 — 16.34	15.69
Exercised	(62,378)	5.77 — 14.50	10.45
Cancelled	(26,985)	12.75 — 14.50	12.99

Balance, August 31, 2005	1,107,535	6.02 — 17.69	13.96

Options Exercisable at August 31
-2003	583,344	5.77 — 17.69	12.31
-2004	598,175	5.77 — 17.69	13.29
-2005	689,735	$6.02 — 17.69	$13.57
Shares available for future grant at August 31, 2005	103,976
     The following table summarizes information concerning outstanding and exercisable options as of August 31, 2005:

	Options Outstanding
		Wtd. Avg.	Wtd.	Options Exercisable
		Remaining	Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life	Price	Options	Price
$ 6.02 — 11.00	131,898	5.38	$9.21	130,648	$9.21
11.01 — 14.00	522,637	6.93	12.78	337,637	12.78
14.01 — 17.69	453,000	7.21	16.70	221,450	17.34

	1,107,535			689,735

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
     The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2005	$191	$(157)
Effect on postretirement accumulated benefit obligation as of August 31, 2005	$2,253	$(1,854)
Plan Assets
     The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2005	2004
U.S. equities	60%	55%	56%
International equities	10%	15%	9%
Fixed income investments	25%	25%	29%
Real estate	5%	5%	6%
Cash and other investments	—	—	—
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
     In August 2005, the Company received a report from the Internal Revenue Service (“IRS”) regarding the audit of the Company’s U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002. The IRS has challenged the deductibility of interest expense, loss on extinguishment of debt and debt issuance costs in those years. No assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties and complexity involved in tax proceedings. Although the Company believes that its tax return positions are supportable, management has recorded a current tax liability for its best estimate of the probable loss on certain of these positions.
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
     In the second quarter of fiscal 2004, the Company’s Industrial Ingredients—North America business implemented a workforce reduction of 38 employees. In connection therewith, $0.5 million was charged to operating expense as restructuring costs. All severance and related costs were paid at August 31, 2004.

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
Note 16 — Segment Reporting
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products industries. The Food Ingredients segment produces specialty starches for food applications. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations produce specialty starches used primarily in the food ingredients business. See Part 1, Item 1, “Business,” for a description of the products for each segment. A fourth item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. Intercompany sales between Australia/New Zealand operations and Food Ingredients — North America of $911,000, $872,000 and $546,000 in 2005, 2004 and 2003, respectively, are eliminated in corporate and other since the chief operating decision maker views segment results prior to intercompany eliminations. All interest expense of the Company is included in corporate and other and is not allocated to the other reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1.

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
Sales
• Industrial ingredients — North America	$147,782	$143,612	$140,637
• Food ingredients — North America	53,661	47,518	44,694
• Australia/New Zealand operations	96,231	89,128	77,682
• Corporate and other	(911)	(872)	(546)

	$296,763	$279,386	$262,467

Depreciation and amortization
• Industrial ingredients — North America	$8,832	$9,783	$10,250
• Food ingredients — North America	3,311	3,263	3,226
• Australia/New Zealand operations	4,306	4,069	3,494
• Corporate and other	576	574	710

	$17,025	$17,689	$17,680

Income (loss) from operations
• Industrial ingredients — North America	$(147)	$3,846	$9,551
• Food ingredients — North America	7,404	5,046	5,915
• Australia/New Zealand operations	1,331	4,549	4,797
• Corporate and other	(7,576)	(5,865)	(6,434)

	$1,012	$7,576	$13,829

Capital expenditures, net
• Industrial ingredients — North America	$4,211	$5,753	$5,982
• Food ingredients — North America	1,742	1,929	778
• Australia/New Zealand operations	3,319	7,750	2,000
• Corporate and other	141	22	12

	$9,413	$15,454	$8,772

	August 31,
	2005	2004
	(Dollars in thousands)
Total assets
• Industrial ingredients — North America	$101,080	$101,620
• Food ingredients — North America	33,193	32,323
• Australia/New Zealand operations	105,882	99,344
• Corporate and other	9,762	18,904

	$249,917	$252,191

Total goodwill — Australia/New Zealand	$21,420	$20,171

     Reconciliation of total income from operations for the Company’s segments to income before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
Income from operations	$1,012	$7,576	$13,829
Other non-operating income	2,201	1,968	3,143
Investment income	8	19	62
Interest expense	(5,574)	(4,492)	(5,495)

Income (loss) before income taxes	$(2,353)	$5,071	$11,539

     Sales, attributed to the point of origin, are as follows:

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
Sales
• United States	$200,532	$190,258	$184,785
• Australia/New Zealand	96,231	89,128	77,682

	$296,763	$279,386	$262,467

     Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2005	2004	2003
	(Dollars in thousands)
United States	$175,741	$157,305	$155,865
Australia/New Zealand	74,222	68,068	60,350
Japan	19,343	17,671	15,610
Canada	13,063	17,602	13,846
Other	14,394	18,740	16,796

	$296,763	$279,386	$262,467

	August 31,
	2005	2004
	(Dollars in thousands)
Long-lived assets, net
• North America	$82,986	$88,978
• Australia/New Zealand	63,701	61,585

	$146,687	$150,563

Note 17 — Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter(1)	Quarter(1)	Total
	(Dollars in thousands, except per share data)
Sales	$72,065	$69,219	$76,101	$79,378	$296,763
Cost of sales	68,836	62,059	66,061	66,586	263,542

Gross margin	3,229	7,160	10,040	12,792	33,221
Net income (loss)	(3,826)	(992)	2,585	4,807	2,574
Earnings (loss) per common share:
Basic	$(0.43)	$(0.11)	$0.29	$0.54	$0.29
Diluted	$(0.43)	$(0.11)	$0.29	$0.54	$0.29
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

	First	Second	Third	Fourth
Fiscal 2004	Quarter(2)	Quarter(2)	Quarter(2)	Quarter(2)	Total
	(Dollars in thousands, except per share data)
Sales	$66,170	$68,482	$72,484	$72,250	$279,386
Cost of sales	56,359	58,574	60,461	65,904	241,298

Gross margin	9,811	9,908	12,023	6,346	38,088
Net income (loss)	845	1,035	2,319	(497)	3,702
Earnings (loss) per common share:
Basic	$0.10	$0.12	$0.26	$(0.06)	$0.42
Diluted	$0.10	$0.12	$0.26	$(0.06)	$0.42
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

(1)	The Company’s operating results for the third quarter of fiscal 2005 included a $0.7 million pre-tax gain related to the sale of an investment and the operating results for the fourth quarter of fiscal 2005 included the following items: (i) $1.1 million pre-tax write off of unamortized transaction costs related to the Company’s refinancing of its credit facility; (ii) $1.2 million pre-tax gain on sale of land and (iii) recognition of tax benefit of $3.2 million related to current and prior years extraterritorial income exclusion deduction. The tax benefit of $2.5 million related to 2001 through 2004 was recognized in 2005 when the Company determined that it was probable that the deduction on the U.S. federal income tax returns would be sustained. See Note 12 and 13.
(2)	The Company’s operating results for fiscal 2004 included the following pre-tax expenses related to strategic restructuring of the Company’s business operations: (i) $0.2 million in first quarter; (ii) $0.5 million in the second quarter; (iii) $0.4 million in the third quarter and (iv) $0.2 million in the fourth quarter. See Note 14. The first quarter also includes a pre-tax write off of unamortized transaction costs related to the Company’s refinancing of its credit facility.
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
     Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2005. Ernst & Young LLP has audited this assessment of our internal control over financial reporting and their report is included on page 31.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2005 in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
Denver, Colorado
November 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Penford Corporation
We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that Penford Corporation maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penford Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

/s/ Ernst & Young LLP
Denver, Colorado
November 9, 2005

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (3) Exhibits
          See index to Exhibits on page 34.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February 2006.

PENFORD CORPORATION

/s/ Thomas D. Malkoski Thomas D. Malkoski
President and Chief Executive Officer

INDEX TO EXHIBITS
     Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item
2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)

3.1	Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1995, filed November 29, 1995)

3.2	Articles of Amendment to Restated Articles of Incorporation of Registrant (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for fiscal year ended August 31, 1997, filed November 26, 1997)

3.3	Bylaws of Registrant as amended and restated as of October 28, 2005 †

4.1	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s, File No. 000-11488, Amendment to Registration Statement on Form 8-K/A dated May 5, 1997, filed May 5, 1997)

10.1	Penford Corporation Deferred Compensation Plan, dated January 15, 1991 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1991)*

10.2	Form of Change of Control Agreements between Penford Corporation and Messrs. Burns, Cordier, Kunerth, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-K for the fiscal year ended August 31, 1995, filed November 29, 1995)*

10.3	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*

10.4	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s, File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*

10.5	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s, File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*

10.6	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)

10.7	Amended and Restated Credit Agreement dated August 22, 2005, by and between Penford Corporation as borrower, and Harris Bank N.A, as administrative agent. (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 22, 2005, filed August 26, 2005).

10.8	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s, File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*

10.9	Non-Employee Director Compensation Term Sheet* †

21	Subsidiaries of the Registrant †

23	Consent of Independent Registered Public Accounting Firm †

24	Power of Attorney †

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Previously filed or furnished.