Form 10-Q
period 2006-02-28
PENFORD CORP
filed 2006-04-10
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐            Accelerated Filer ☑           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of April 5, 2006 was 8,918,464.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
(In thousands, except per share data)	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$9,832	$5,367
Trade accounts receivable, net	41,450	39,653
Inventories	34,713	34,801
Prepaid expenses	4,141	5,084
Other	4,329	4,032

Total current assets	94,465	88,937

Property, plant and equipment, net	126,771	125,267
Restricted cash value of life insurance	10,225	10,132
Goodwill, net	21,159	21,420
Other intangible assets, net	2,948	3,121
Other assets	951	1,040

Total assets	$256,519	$249,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$—	$777
Current portion of long-term debt and capital lease obligations	4,528	4,022
Accounts payable	31,118	35,941
Accrued pension liability	2,739	2,302
Accrued liabilities	8,692	10,324

Total current liabilities	47,077	53,366

Long-term debt and capital lease obligations	74,820	62,107
Other post-retirement benefits	13,391	13,091
Deferred income taxes	4,737	4,353
Other liabilities	17,084	16,974

Total liabilities	157,109	149,891

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,868 and 10,849 shares, respectively	10,868	10,849
Additional paid-in capital	38,442	37,728
Retained earnings	74,658	76,040
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	8,199	8,166

Total shareholders’ equity	99,410	100,026

Total liabilities and shareholders’ equity	$256,519	$249,917

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share data)	2006	2005	2006	2005
Sales	$77,078	$69,219	$154,981	$141,284

Cost of sales	68,534	62,059	136,037	130,895

Gross margin	8,544	7,160	18,944	10,389

Operating expenses	6,671	5,986	14,408	11,794
Research and development expenses	1,571	1,431	3,008	2,843

Income (loss) from operations	302	(257)	1,528	(4,248)

Non-operating income, net	486	370	847	452
Interest expense	1,534	1,358	2,867	2,620

Loss before income taxes	(746)	(1,245)	(492)	(6,416)

Income tax benefit	(235)	(253)	(176)	(1,598)

Net loss	$(511)	$(992)	$(316)	$(4,818)

Weighted average common shares and equivalents outstanding:
Basic and Diluted	8,881	8,825	8,879	8,821

Loss per share:
Basic and Diluted	$(0.06)	$(0.11)	$(0.04)	$(0.55)

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	February 28,	February 28,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(316)	$(4,818)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	7,671	8,632
Stock-based compensation	600	76
Gain on sale of land	(51)	—
Deferred income taxes	(413)	(1,048)
Other	505	8
Change in assets and liabilities:
Trade accounts receivable	(2,048)	2,244
Prepaid expenses	938	765
Inventories	(268)	736
Accounts payable and accrued liabilities	(5,411)	(2,051)
Taxes payable	(30)	(1,133)
Other	940	(171)

Net cash provided by operating activities	2,117	3,240

Cash flows from investing activities:
Investment in property, plant and equipment, net	(10,003)	(4,309)
Proceeds from sale of land	612	—
Other	4	(113)

Net cash used in investing activities	(9,387)	(4,422)

Cash flows from financing activities:
Proceeds from revolving line of credit	15,461	3,000
Payments of long-term debt	(1,994)	(2,291)
Exercise of stock options	128	215
Payment of loan fees	(16)	(146)
Decrease in cash overdraft	(777)	—
Payment of dividends	(1,064)	(1,058)
Other	(5)	—

Net cash provided by (used in) financing activities	11,733	(280)

Effect of exchange rate changes on cash and cash equivalents	2	6

Net increase (decrease) in cash and cash equivalents	4,465	(1,456)
Cash and cash equivalents, beginning of period	5,367	5,915

Cash and cash equivalents, end of period	$9,832	$4,459

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
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2006 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 28, 2006 and February 28, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial information have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
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
     3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     On January 24, 2006, the shareholders approved the Penford Corporation 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the approval of the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. The aggregate number of shares of the Company’s common stock that may be issued as awards under the 2006 Incentive Plan, approved by shareholders, is 800,000 in addition to any shares not subject to a grant under the 1994 Plan and shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised. At February 28, 2006, 22,976 options from the 1994 Plan were available for future grants under the 2006 Incentive Plan. In March 2006, an additional 100,000 options were forfeited under the 1994 Plan and became available for grant under the 2006 Incentive Plan.
     General Option Information
     A summary of the stock option activity for the six months ended February 28, 2006, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding Balance, August 31, 2005	1,107,535	$13.96
Granted	98,500	13.34
Exercised	—	—
Cancelled	(10,000)	16.34

Outstanding Balance, November 30, 2005	1,196,035	$13.88
Granted	—	—
Exercised	(10,000)	12.79
Cancelled	(7,500)	12.79

Outstanding Balance, February 28, 2006	1,178,535	$13.90	6.60	$2,772,200

Options Exercisable at February 28, 2006	792,035	$13.66	5.68	$2,122,500
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.88 as of February 28, 2006 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the second quarter of fiscal 2006 was $14,000 and the intrinsic value of options exercised during the three and six months ended February 28, 2005 was $6,000 and $148,000, respectively.
     The weighted average grant date fair value of stock options granted under the 1994 Plan during the six months ended February 28, 2006 and 2005 was $6.93 and $7.86, respectively. The weighted average grant date fair value of stock options granted under the Directors’ Plan during the six months ended February 28, 2005 was $10.30. Options granted to directors during the six months ended February 28, 2005 were cancelled in fiscal 2005 in exchange for cash because of certain changes in the tax laws.
     As of February 28, 2006, the Company had $1.5 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.
     The following table summarizes information concerning outstanding and exercisable options as of February 28, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price

$6.02 — 11.00	131,898	4.88	$9.21	131,898	$9.21
11.01 — 14.00	603,637	6.93	12.86	389,387	12.78
14.01 — 17.69	443,000	6.67	16.71	270,750	17.09

	1,178,535			792,035

     Adoption of SFAS No. 123R
     On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value for the options granted under the Directors’ Plan and restricted stock awards prior to September 1, 2005.
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
     No stock options were granted under any stock option plan during the second quarter of fiscal 2006.
     For the three-month period ended February 28, 2005, the fair value of the options was estimated on the date of grant using the following assumptions. No stock options were granted under the 1994 Plan in the second quarter of fiscal 2005. Options granted to directors in the second quarter of fiscal 2005 were cancelled in the third quarter of fiscal 2005 in exchange for cash because of changes in the tax laws.

	Three Months Ended February 28, 2005
	1994 Plan	Directors’ Plan
Expected volatility	—	58%
Expected life (years)	—	5.0
Interest rate (percent)	—	3.7-4.0
Dividend yield	—	1.6%

     For the six months ended February 28, 2006 and 2005, the fair value of the options was estimated on the date of grant using the following assumptions.

	Six Months Ended February 28,
	1994 Plan		Directors’ Plan
	2006	2005	2006	2005
Expected volatility	52%	58%	—	58%
Expected life (years)	5.0	4.1	—	5.0
Interest rate (percent)	4.4-4.5	3.7-4.0	—	3.7-4.0
Dividend yield	1.7%	1.6%	—	1.6%
     SFAS No. 123R
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. For the three and six months ended February 28, 2006, the Company recognized $0.3 million and $0.6 million, respectively, in stock-based compensation costs. For the three and six months ended February 28, 2005, the Company recognized $43,000 and $76,000, respectively, of stock-based compensation cost related to Director’s discounted stock options and restricted stock awards. The following table summarizes the stock-based compensation cost under SFAS No. 123R for the three and six months ended February 28, 2006 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended	Six months ended
	February 28, 2006	February 28, 2006

Cost of sales	$32	$52
Operating expenses	242	504
Research and development expenses	11	23

Total stock-based compensation expense	$285	$579
Tax benefit	97	197

Total stock-based compensation expense, net of tax	$188	$382

     See Note 11 for stock-based compensation costs recognized in the financial statements of each business segment.
     Pro-forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     If the fair value recognition provisions of SFAS 123 had been applied to stock-based compensation for the three and six months ended February 28, 2005, the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three months ended	Six months ended
(In thousands, except per share data)	February 28, 2005	February 28, 2005

Net loss, as reported	$(992)	$(4,818)

Add: Stock-based employee compensation expense included in reported net income, net of tax	25	42
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(332)	(607)

Net loss, pro forma	$(1,299)	$(5,383)

Loss per share:
Basic — as reported	$(0.11)	$(0.55)

Basic — pro forma	$(0.15)	$(0.61)

Diluted — as reported	$(0.11)	$(0.55)

Diluted — pro forma	$(0.15)	$(0.61)

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
     4—INVENTORIES
     The components of inventory are as follows:

	February 28,	August 31,
	2006	2005
	(In thousands)
Raw materials	$15,254	$17,666
Work in progress	653	614
Finished goods	18,806	16,521

Total inventories	$34,713	$34,801

     5—PROPERTY, PLANT AND EQUIPMENT

	February 28,	August 31,
	2006	2005
	(In thousands)
Land	$16,267	$15,943
Plant and equipment	306,857	304,247
Construction in progress	16,797	11,022

	339,921	331,212
Accumulated depreciation	(213,150)	(205,945)

Net property, plant and equipment	$126,771	$125,267

     Changes in Australian and New Zealand currency exchange rates have decreased net property, plant and equipment in the first six months of fiscal 2006 by approximately $0.5 million.
     6—DEBT
     At February 28, 2006, the Company had $31.5 million outstanding under its revolving credit facilities and $47.8 million in term loans. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $13.4 million at February 28, 2006. The Company was in compliance with the covenants in its credit agreement as of February 28, 2006 and expects to be in compliance with covenants for the remainder of fiscal 2006.
     As of February 28, 2006, approximately $31.5 million of the Company’s outstanding debt is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company’s fixed rate debt is $38.4 million of U.S. dollar denominated term debt at 4.18% and $9.4 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement.

     7—TAXES
     The Company’s effective tax rate for the three and six months ended February 28, 2006 and 2005 varied from the U.S. federal statutory rate primarily due to U.S. and Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and, in fiscal 2006, the favorable tax effect of domestic (U.S.) production activities. The income taxes recorded for the second quarter of fiscal 2006 included $0.1 million in additional Australian tax benefits related to research and development attributable to fiscal 2005.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 13%.
     8—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February	February	February	February
	28, 2006	28, 2005	28, 2006	28, 2005
	(In thousands)
Net loss	$(511)	$(992)	$(316)	$(4,818)
Foreign currency translation adjustments	(587)	751	(1,080)	6,452
Change in unrealized gains on derivative instruments that qualify as cash flow hedges, net of tax	806	73	1,113	16

Total comprehensive income (loss)	$(292)	$(168)	$(283)	$1,650

     9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(In thousands)
Royalty and licensing income	$412	$440	$835	$527
Gain on sale of land	51	—	51	—
Other	23	(70)	(39)	(75)

Total	$486	$370	$847	$452

     In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $5.2 million in royalty income from the inception of the agreement through February 28, 2006.

     In February 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company will lease-back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land will be leased for 25 years beginning August 2006 with annual rent of approximately $0.015 million converted to U.S. dollars at the Australian dollar exchange rate at February 28, 2006 and ii) the majority of land sold will be leased for one year beginning August 2006 with annual rental of approximately $0.08 million converted to U.S. dollars at the Australian dollar exchange rate at February 28, 2006. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million will be recognized proportionally over the terms of the leases discussed above.
     10 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 28, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
Defined benefit pension plans	2006	2005	2006	2005
	(In thousands)
Service cost	$418	$283	$836	$533
Interest cost	526	533	1,051	1,032
Expected return on plan assets	(529)	(467)	(1,058)	(934)
Amortization of prior service cost	46	67	93	97
Amortization of actuarial losses	150	118	301	240

Net periodic benefit cost	$611	$534	$1,223	$968

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
Post-retirement health care plans	2006	2005	2006	2005
	(In thousands)
Service cost	$98	$28	$196	$176
Interest cost	196	138	392	388
Amortization of prior service cost	(38)	(76)	(76)	(76)
Amortization of actuarial losses	36	4	72	19

Net periodic benefit cost	$292	$94	$584	$507

     The net post-retirement benefit costs for the second quarter of fiscal 2005 declined due to plan changes retroactive to September 1, 2004 pursuant to a union contract at the Company’s Iowa manufacturing facility.

     11—SEGMENT REPORTING
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America of $96,000 and $399,000 for the three-and six-month periods ended February 28, 2006, respectively, and $172,000 and $718,000 in the three-and six-month periods ended February 28, 2005, respectively, is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended		Six months ended
	February	February	February	February
	28, 2006	28, 2005	28, 2006	28, 2005
	(In thousands)
Sales:
Industrial Ingredients—North America	$41,165	$35,634	$79,646	$70,769
Food Ingredients—North America	13,567	11,852	28,657	24,124
Australia/New Zealand operations	22,442	21,905	47,077	47,109
Intercompany sales	(96)	(172)	(399)	(718)

	$77,078	$69,219	$154,981	$141,284

Income (loss) from operations:
Industrial Ingredients—North America	$781	$604	$1,355	$(3,786)
Food Ingredients—North America	1,485	1,103	3,886	2,495
Australia/New Zealand operations	98	(327)	795	248
Corporate and other	(2,062)	(1,637)	(4,508)	(3,205)

	$302	$(257)	$1,528	$(4,248)

	February 28,	August 31,
	2006	2005
	(In thousands)
Total assets:
Industrial Ingredients—North America	$104,734	$101,080
Food Ingredients—North America	32,585	33,193
Australia/New Zealand operations	106,069	105,882
Corporate and other	13,131	9,762

	$256,519	$249,917

     With the adoption of SFAS No. 123R on September 1, 2005, the Company recognized $0.3 million and $0.6 million in stock-based compensation expense for the three and six months ended February 28, 2006, respectively. The following table summarizes the stock-based compensation expense related to stock option awards by segment for the three and six months ended February 28, 2006.

	Three months ended	Six months ended
	February 28, 2006	February 28, 2006
	(In thousands)
Industrial Ingredients—North America	$54	$120
Food Ingredients—North America	32	65
Australia/New Zealand operations	2	13
Corporate	197	381

	$285	$579

     Prior to September 1, 2005, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation expense was recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards. See Note 3.
     12—EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share reflects only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. Weighted-average stock options to purchase 1,188,313 and 1,164,726 shares of common stock for the three and six months ended February 28, 2006, and weighted-average stock options to purchase 1,134,991 and 1,081,958 shares of common stock for the three and six months ended February 28, 2005, were excluded from the calculation of diluted earnings per share because they were antidilutive.
     13—LITIGATION
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the second quarter of fiscal 2006, the parties continued to conduct discovery. The Company cannot at this time determine the likelihood of any outcome or estimate damages, if any.

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
     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced below and in the section subtitled “Risks and Uncertainties” in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, including labor costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; changes in the assumptions used to determine the effective income tax rate; or other unforeseen developments in the industries in which Penford operates.
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

     Consolidated sales for the three months ended February 28, 2006 increased 11% to $77.1 million from $69.2 million in the second quarter of fiscal 2005 due to volume increases in all of the business segments. Gross margin as a percent of sales increased to 11.1% in the second quarter of fiscal 2006 from 10.3% in the same period last year due to increased sales, higher production yields and improved plant utilization. Quarterly sales gains and manufacturing efficiencies were offset by $2.8 million in higher total energy and chemical costs, $0.4 million in increased production costs resulting from an interruption in steam supply, and $0.7 million in non-recurring charges for cost reduction initiatives as discussed below.
     Sales for the first half of fiscal 2006 rose 10% to $155.0 million from $141.3 million in the same period in fiscal 2005, primarily due to a 9% increase in volumes. Sales for the second half of fiscal 2006 are expected to expand over last year, however at a more moderate pace. Gross margin as a percent of sales improved to 12.2% from 7.4% last year on growth in sales volumes partially offset by $6.5 million in higher energy and chemical costs, and the second quarter fiscal 2006 steam supply interruption and non-recurring charges. Operating income for the six months ended February 28, 2005 included $4.1 million of incremental operating costs related to the Cedar Rapids strike settled mid-first quarter of fiscal 2005.
     Fiscal 2006 second quarter operating expenses increased by $0.7 million, primarily due to $0.3 million in stock-based compensation expense and increased professional fees. Operating expenses for the six months ended February 28, 2006 increased $2.6 million, resulting from increased employee costs of $1.7 million, including $0.6 million in stock-based compensation expense and $0.6 million of severance costs related to managerial changes in the Industrial Ingredients and Australian operations, and increased consulting and professional fees of $0.7 million. A discussion of segment results of operations and the effective tax rate follows.
     Sales
     Sales of $41.2 million for the second quarter of fiscal 2006 at the Company’s Industrial Ingredients—North America business unit rose $5.5 million, or 16%, over the same quarter last year. Sales volumes improved 15% compared to the second quarter of fiscal 2005 and improved product mix and pricing contributed 1% to the sales growth. Year-to-date sales rose 13% to $79.6 million from $70.8 million last year on a sales volume increase of 11%. Improved pricing and mix contributed 2% to the sales increase.
     Second quarter fiscal 2006 sales for the Australia/New Zealand operations of $22.4 million increased $0.5 million over the second quarter of last year primarily on sales volume growth of 7% in the sweetener and highly modified food starch product categories. Second quarter sales in local currency expanded by 6% over the same quarter last year. Fiscal 2006 year-to-date sales of $47.1 million were comparable to the same period last year.
     Fiscal 2006 second quarter sales for the Food Ingredients—North America business of $13.6 million increased by $1.7 million, or 14%, compared to the second quarter of last year on volume growth of 16%. Sales of core potato coating applications expanded by 12% over the second quarter last year and sales of new applications for the processed meat and cheese markets grew 64% over the same period last year. Sales for the first half of fiscal 2006 grew $4.5 million, or 19%, to $28.7 million over the same period of fiscal 2005 due to a 22% increase in sales volumes, partially offset by an unfavorable product mix.
     Income from operations
     For the second quarter of fiscal 2006, income from operations at the Company’s Industrial Ingredients—North America business unit increased by $0.2 million, or 29%, to $0.8 million compared to the same period last year. Second quarter fiscal 2006 gross margin as a percent of sales was 9.3% compared to 9.6% for the second quarter of fiscal 2005. Improved unit pricing and mix were offset by $1.4 million in higher energy costs and $1.0 million in increased costs of chemicals. The business experienced a temporary interruption in the utility steam supply in the second quarter which increased production costs by $0.4 million. Non-recurring charges for external advice in connection with improving plant utilization and throughput increased manufacturing expenses by $0.7 million. Income from operations for the first six months of fiscal 2006 improved to $1.4 million compared to an operating loss of $3.8 million in the prior year period. Gross margin as a percent of sales was 9.3% compared to 2.3% last year. Improvements in gross margin due to sales volume increases were partially offset by $2.3 million and $3.2 million in higher costs for chemicals and energy, respectively. Operating income in fiscal 2005 included $4.1 million in incremental operating costs associated with the labor strike at the Company’s Iowa manufacturing facility that was settled in the first quarter of fiscal 2005.
     Income from operations at the Company’s Australia/New Zealand operations was $0.1 million for the second quarter of fiscal 2006 compared to an operating loss of $0.3 million in the same period last year. Gross margin as a percent of sales expanded to 6.6% from 4.2% in the prior year quarter, primarily due to improvements in production yields and plant performance. Income from operations for the first six months of fiscal 2006 was $0.8 million compared to operating income of $0.2 million in the same period in fiscal 2005. Year-to-date improvements in operating income are attributable to the same factors as the second quarter increase. Included in operating income for the first six months of fiscal 2006 were $0.4 million of severance costs related to managerial changes.
     Fiscal 2006 second quarter income from operations at the Food Ingredients—North American business unit expanded 35% to $1.5 million from $1.1 million in the same period last year. Gross margin as a percent of sales was comparable to last year at 23.9%. The increase in operating income can be attributed to sales growth and improved plant utilization, partially offset by higher chemical and energy costs of $0.4 million. Year-to-date income from operations for fiscal 2006 increased to $3.9 million from $2.5 million in the same period last year on a 22% increase in sales volume and improved plant efficiencies. Gross margin as a percent of sales for the first half of fiscal 2006 grew to 26.1% from 24.1% for the same period last year as sales volume improvements and production efficiencies offset $1.0 million in increased chemical and energy costs.
     Corporate operating expenses
     Corporate operating expenses for the second quarter of fiscal 2006 increased $0.4 million over the prior year period due to an increase in professional fees and higher employee costs, including $0.2 million of stock-based compensation expense. For the six months ended February 28, 2006, Corporate operating expenses increased $1.3 million compared to the six-month period last year due to increased employee costs, including $0.4 million of stock-based compensation expense, as well as a $0.5 million increase in consulting and professional fees.
     Interest and taxes
     Fiscal 2006 interest expense for the second quarter and year-to-date increased $0.2 million over the same periods last year driven by higher average floating interest rates in the U.S. and Australia, partially offset by the effect of lower average debt balances. At February 28, 2006, the Company’s variable and fixed rate debt was $31.5 million and $47.8 million, respectively. See Note 6 to the Condensed Consolidated Financial Statements.
     The Company’s effective tax rate for the three and six months ended February 28, 2006 and 2005 varied from the U.S. federal statutory rate primarily due to U.S. and Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and, in fiscal 2006, the favorable tax effect of domestic (U.S.) production activities. The income taxes recorded for the second quarter of fiscal 2006 included $0.1 million in additional Australian tax benefits related to research and development attributable to fiscal 2005.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 13%.

     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February	February	February	February
	28, 2006	28, 2005	28, 2006	28, 2005
	(In thousands)
Royalty and licensing income	$412	$440	$835	$527
Gain on sale of land	51	—	51	—
Other	23	(70)	(39)	(75)

Total	$486	$370	$847	$452

     In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $5.2 million in royalty income from the inception of the agreement through February 28, 2006.
     In February 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company will lease-back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land will be leased for 25 years beginning August 2006 with annual rent of approximately $0.015 million converted to U.S. dollars at the Australian dollar exchange rate at February 28, 2006 and ii) the majority of land sold will be leased for one year beginning August 2006 with annual rental of approximately $0.08 million converted to U.S. dollars at the Australian dollar exchange rate at February 28, 2006. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million will be recognized proportionally over the terms of the leases discussed above.
Liquidity and Capital Resources
     At February 28, 2006, the Company had $31.5 million outstanding under its revolving credit facilities and $47.8 million in term loans. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $13.4 million at February 28, 2006. The Company was in compliance with the covenants in its credit agreement as of February 28, 2006 and expects to be in compliance with the covenants for the remainder of fiscal 2006.
     As of February 28, 2006, approximately $31.5 million of the Company’s outstanding debt is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company’s fixed rate debt is $38.4 million of U.S. dollar denominated term debt at 4.18% and $9.4 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement. As of February 28, 2006, the fair value of the interest rate swaps was $1.0 million.
     Penford had working capital of $47.4 million and $35.6 million at February 28, 2006 and August 31, 2005, respectively. Accounts payable declined by $4.8 million at February 28, 2006 as disbursements were made to Australian suppliers for raw material inventories purchased prior to fiscal 2005 year end. Cash increased by $4.5 million at February 28, 2006 due to the timing of cash receipts at the end of the month. Cash flow from operations was $2.1 million and $3.2 million, respectively, for the six months ended February 28, 2006 and 2005. Total debt outstanding increased by $13.5 million during the first six months of fiscal 2006 primarily to fund $10 million of capital expenditures related to improvements in manufacturing productivity and new products and markets.

     The Company paid dividends of $1.1 million during the six months ended February 28, 2006, which represents a quarterly rate of $0.06 per share. On January 24, 2006, the Board of Directors declared a dividend of $0.06 per common share payable on March 3, 2006 to shareholders of record as of February 10, 2006. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at February 28, 2006 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2005. The Company has no off-balance sheet arrangements at February 28, 2006.
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

     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At February 28, 2006, the allowance for doubtful accounts receivable was $0.4 million.
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
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains, net of tax, of $1.4 million at February 28, 2006 which are reflected in accumulated other comprehensive income.
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
     In the first six months of fiscal 2006, approximately 26% of Penford’s manufacturing costs are the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.
Increases in energy and chemical costs will reduce the Company’s profitability.
     Energy and chemicals comprise approximately 15% and 12%, respectively, of the cost of manufacturing the Company’s products in the first six months of fiscal 2006. Natural gas is used extensively in the Industrial Ingredients – North America business to dry the starch products, and, to a lesser extent, in the Company’s other business segments. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.
The loss of a major customer could have an adverse effect on Penford’s results of operations.
None of the Company’s customers constituted 10% of sales in the last three years. However, in the first six months of fiscal 2006, sales to the top ten customers and sales to the largest customer represented 45% and 8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.
Changes in interest rates will affect Penford’s profitability.
     At February 28, 2006, $31.5 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability.
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
     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first six months of fiscal 2006, approximately 30% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.
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
     Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no significant changes in the Company’s exposure to market risks since August 31, 2005. See Note 6 to the Condensed Consolidated Financial Statements for details on interest rate swaps.
     Item 4: Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of February 28, 2006. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on January 24, 2006. The first item voted upon at the meeting was the election of directors. The results of the election are shown below. Directors not elected at this meeting and whose term of office continued after the meeting are William E. Buchholz, Jeffrey T. Cook, John C. Hunter III, Thomas D. Malkoski, Sally G. Narodick and James E. Warjone.

		Percent of		Percent of
Director	Votes For	Total Shares	Votes Withheld	Total Shares
R. Randolph Devening	8,123,123	91.5%	59,586	0.7%
Paul H. Hatfield	7,661,255	86.3%	521,454	5.9%
     The second item voted upon at the meeting was the adoption of the Penford Corporation 2006 Long-Term Incentive Plan, which was approved. The results of the voting on the proposal are as follows:

	Votes		Broker
Votes For	Against	Abstain	Non-Votes
6,234,429	971,282	25,264	1,647,062
     Item 5: Other Information
     Entry into a Material Definitive Agreement
     On April 5, 2006, the Company’s new form of Change in Control Agreement (“Agreement”) was approved. The Agreement is to be executed with each of Thomas D. Malkoski, Steven O. Cordier, Wallace H. Kunerth, John R. Randall, Randy Burns (the “named executive officers”) and certain other executive officers and key employees (collectively, with the named executive officers, the “participants”). Once executed, the new form will replace any prior change in control agreement with each of the participants. The Agreement is intended to provide for continuity of management in the event of a Change in Control and is not in response to any specific event or discussions currently in process that would constitute a Change in Control.
     The following brief description summarizes the material terms and conditions of the Agreement. This summary description is not complete and is qualified in its entirety by, and should be read in conjunction with, the complete text of the form of Change in Control Agreement and Annexes, which are filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and are incorporated herein by reference. The terms of each Agreement are substantially similar, except as noted below. Except where the context indicates otherwise, capitalized terms appearing below shall have the same meaning as provided in the Agreement.
     Pursuant to each Agreement, Penford agrees to provide certain benefits to the participants if they are terminated in connection with a Change in Control. Each of these Agreements is effective upon execution and continues until Penford terminates the Agreement upon twelve months prior written notice; provided, that if a Change in Control occurs prior to the termination date of the Agreement, the Agreement will remain in effect with respect to all rights accruing as a result of the occurrence of the Change in Control.
     To receive the payments and benefits for a termination in connection with a Change in Control under the Agreement, participants must execute a waiver and release in favor of Penford. Under the Agreement, participants also agree to noncompetition and nonsolicitation provisions for a period extending beyond their termination of employment equal to the Compensation Period, as well as to nondisparagement and confidentiality provisions.

     Under these Agreements, participants, regardless of whether their employment is terminated in connection with a Change in Control, are entitled to vesting immediately prior to a Change in Control of all options and other equity-based rights and interests outstanding immediately prior to the Change in Control.
     Under these Agreements, participants are entitled to certain benefits if they are terminated within 24 months after a Change in Control. Participants will not be considered “terminated” for purposes of these Agreements if they die, become disabled or are terminated for Cause. They will, however, be considered “terminated” if they voluntarily leave Penford’s employ for Good Reason and, in the case of Mr. Malkoski and Mr. Cordier, if they voluntarily terminate employment during the 30-day period beginning on the first anniversary of a Change in Control.
     Upon a termination in connection with a Change in Control, participants will be eligible to receive 50% of the CIC Amount within 30 days after their termination of employment and 50% in equal monthly installments over the Compensation Period, which for the named executive officers is 30 months and may be either 24 or 12 months for other participants. The CIC Amount is the product of base salary plus the participant’s Average Target Attainment Bonus times 2.5 for named executive officers (2.0 or 1.0 for other participants). In addition, participants receive a prorated target bonus for the year of termination and Penford will pay the cost of outplacement services for a period, which in the case of Mr. Malkoski and Mr. Cordier would be 12 months and for the other participants would be 6 months. Participants will also be entitled to continuation of certain medical, life and other benefits for up to the Compensation Period. Mr. Malkoski and Mr. Cordier are also entitled to an additional payment, if necessary, to make them whole as a result of excise and related taxes imposed by the Internal Revenue Code on change of control benefits. If such excise taxes would otherwise be applicable to other participants, such other participants would have the payments under the Agreement reduced such that the aggregate present value of the payments under the Agreement would not exceed one hundred dollars less than three times the participant’s base amount (generally average compensation from Penford for the preceding five years) under the Internal Revenue Code.
     Item 6: Exhibits.
(d) Exhibits

10.1	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement filed with the Commission on December 20, 2005)

10.2	Form of Penford Corporation 2006 Long-Term Incentive Plan Stock Option Grant Notice including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2006)

10.3	Form of Change in Control Agreement and Annexes

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

April 10, 2006	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement filed with the Commission on December 20, 2005)

10.2	Form of Penford Corporation 2006 Long-Term Incentive Plan Stock Option Grant Notice including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2006)

10.3	Form of Change in Control Agreement and Annexes

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002