Form 10-Q
period 2006-05-31
PENFORD CORP
filed 2006-07-10
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
Yes ☐      No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of July 5, 2006 was 8,928,137.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
(In thousands, except per share data)	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$1,196	$5,367
Trade accounts receivable, net	42,064	39,653
Inventories	39,302	34,801
Prepaid expenses	5,128	5,084
Other	4,659	4,032

Total current assets	92,349	88,937

Property, plant and equipment, net	126,005	125,267
Restricted cash value of life insurance	10,272	10,132
Goodwill, net	21,848	21,420
Other intangible assets, net	3,034	3,121
Other assets	947	1,040

Total assets	$254,455	$249,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$820	$777
Current portion of long-term debt and capital lease obligations	4,795	4,022
Short-term borrowings	10,445	—
Accounts payable	27,847	35,941
Accrued pension liability	1,570	2,302
Accrued liabilities	8,728	10,324

Total current liabilities	54,205	53,366

Long-term debt and capital lease obligations	60,197	62,107
Other post-retirement benefits	13,524	13,091
Deferred income taxes	6,408	4,353
Other liabilities	17,158	16,974

Total liabilities	151,492	149,891

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,904 and 10,849 shares, respectively	10,904	10,849
Additional paid-in capital	39,167	37,728
Retained earnings	76,114	76,040
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	9,535	8,166

Total shareholders’ equity	102,963	100,026

Total liabilities and shareholders’ equity	$254,455	$249,917

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2006	2005	2006	2005
Sales	$79,130	$76,101	$234,111	$217,385

Cost of sales	67,070	66,061	203,107	196,956

Gross margin	12,060	10,040	31,004	20,429

Operating expenses	7,020	6,783	21,429	18,576
Research and development expenses	1,584	1,447	4,592	4,290

Income (loss) from operations	3,456	1,810	4,983	(2,437)

Non-operating income, net	563	1,209	1,410	1,661
Interest expense	1,522	1,457	4,388	4,077

Income (loss) before income taxes	2,497	1,562	2,005	(4,853)

Income tax expense (benefit)	506	(1,023)	330	(2,620)

Net income (loss)	$1,991	$2,585	$1,675	$(2,233)

Weighted average common shares and equivalents outstanding:
Basic	8,914	8,825	8,891	8,822
Diluted	9,050	8,937	8,978	8,822

Earnings (loss) per share:
Basic	$0.22	$0.29	$0.19	$(0.25)
Diluted	$0.22	$0.29	$0.19	$(0.25)

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	May 31,	May 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,675	$(2,233)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	11,663	12,992
Stock-based compensation	937	80
Gain on sale of investments	(51)	(736)
Deferred income taxes	71	(2,091)
Other	6	(175)
Change in assets and liabilities:
Trade accounts receivable	(2,373)	3,988
Prepaid expenses	(31)	641
Inventories	(4,192)	(5,639)
Accounts payable and accrued liabilities	(8,598)	9,985
Taxes payable	(690)	(1,650)
Other	1,460	111

Net cash provided by (used in) operating activities	(123)	15,273

Cash flows from investing activities:
Investment in property, plant and equipment, net	(12,110)	(6,553)
Proceeds from investments	612	3,525
Other	(107)	(84)

Net cash used in investing activities	(11,605)	(3,112)

Cash flows from financing activities:
Proceeds from short-term borrowings	11,510	—
Payments on short-term borrowings	(1,425)	—
Proceeds from revolving line of credit	17,961	3,000
Payments on revolving line of credit	(16,333)	(13,591)
Payments of long-term debt	(2,983)	(3,574)
Payments under capital lease obligation	(22)	—
Exercise of stock options	473	215
Payment of loan fees	(74)	(163)
Increase in cash overdraft	43	—
Payment of dividends	(1,597)	(1,588)
Other	84	—

Net cash provided by (used in) financing activities	7,637	(15,701)

Effect of exchange rate changes on cash and cash equivalents	(80)	(45)

Net decrease in cash and cash equivalents	(4,171)	(3,585)
Cash and cash equivalents, beginning of period	5,367	5,915

Cash and cash equivalents, end of period	$1,196	$2,330

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
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2006 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.
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
     3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     On January 24, 2006, the shareholders approved the Penford Corporation 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the approval of the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of May 31, 2006, the aggregate number of shares of the Company’s common stock that may be issued as awards under the 2006 Incentive Plan is 787,976. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

     General Option Information
     A summary of the stock option activity for the nine months ended May 31, 2006, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2005	1,107,535	$13.96
Granted	98,500	13.34
Exercised	—	—
Cancelled	(10,000)	16.34

Outstanding Balance, November 30, 2005	1,196,035	$13.88
Granted	—	—
Exercised	(10,000)	12.79
Cancelled	(7,500)	12.79

Outstanding Balance, February 28, 2006	1,178,535	$13.90
Granted	135,000	15.93
Exercised	(35,849)	9.63
Cancelled	(100,000)	17.69

Outstanding Balance, May 31, 2006	1,177,686	$13.94	6.64	$1,007,200

Options Exercisable at May 31, 2006	664,936	$13.28	5.69	$847,600
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.77 as of May 31, 2006 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three and nine months ended May 31, 2006 was $221,900 and $236,000, respectively and the intrinsic value of options exercised during the nine months ended May 31, 2005 was $148,000.
     The weighted average grant date fair value of stock options granted under the 2006 Incentive Plan during the nine months ended May 31, 2006 was $8.29 and under the 1994 Plan during the nine months ended May 31, 2006 and 2005 was $6.93 and $7.77, respectively. The weighted average grant date fair value of stock options granted under the Directors’ Plan during the nine months ended May 31, 2005 was $10.30. Options granted to directors during the nine months ended May 31, 2005 were cancelled in fiscal 2005 in exchange for cash because of certain changes in the tax laws.
     As of May 31, 2006, the Company had $2.2 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.
     The following table summarizes information concerning outstanding and exercisable options as of May 31, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price

$ 6.02 — 12.50	166,745	5.04	$10.27	146,245	$10.02
12.51 — 14.00	532,941	6.78	12.99	340,441	12.91
14.01 — 17.69	478,000	7.05	16.28	178,250	16.67

	1,177,686			664,936

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
     For the three months ended May 31, 2006 and 2005, the fair value of the options was estimated on the date of grant using the following assumptions. No stock options were granted under the 1994 Plan in the third quarter of fiscal 2006 and there were no stock options granted under the Directors’ Plan for the three months ended May 31, 2006 and 2005.

	Three Months Ended May 31,
	2006 Incentive Plan		1994 Plan
	2006	2005	2006	2005
Expected volatility	51%	—	—	58%
Expected life (years)	5.5	—	—	4.1
Interest rate (percent)	4.9-5.1	—	—	3.7-4.0
Dividend yield	1.6%	—	—	1.6%
     For the nine months ended May 31, 2006 and 2005, the fair value of the options was estimated on the date of grant using the following assumptions. There were no options granted under the Directors’ Plan in fiscal 2006. Options granted to directors in fiscal 2005 were cancelled in the third quarter of fiscal 2005 in exchange for cash because of changes in the tax laws.

	Nine Months Ended May 31,
	2006 Incentive Plan		1994 Plan		Directors’ Plan
	2006	2005	2006	2005	2006	2005
Expected volatility	51%	—	52%	58%	—	58%
Expected life (years)	5.5	—	5.0	4.1	—	5.0
Interest rate (percent)	4.9-5.1	—	4.4-4.5	3.7-4.0	—	3.7-4.0
Dividend yield	1.6%	—	1.7%	1.6%	—	1.6%
     SFAS No. 123R
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. For the three and nine months ended May 31, 2006, the Company recognized $0.3 million and $0.9 million, respectively, in stock-based compensation costs. For the three and nine months ended May 31, 2005, the Company recognized $4,000 and $80,000, respectively, of stock-based compensation cost related to Director’s discounted stock options and restricted stock awards. The following table summarizes the stock-based compensation cost under SFAS No. 123R for the three and nine months ended May 31, 2006 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended	Nine months ended
	May 31, 2006	May 31, 2006
Cost of sales	$29	$81
Operating expenses	288	794
Research and development expenses	10	31

Total stock-based compensation expense	$327	$906
Tax benefit	111	308

Total stock-based compensation expense, net of tax	$216	$598

     See Note 11 for stock-based compensation costs recognized in the financial statements of each business segment.
     Pro-forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     If the fair value recognition provisions of SFAS 123 had been applied to stock-based compensation for the three and nine months ended May 31, 2005, the Company’s pro forma net loss and basic and diluted loss per share would have been as follows:

	Three months ended	Nine months ended
(In thousands, except per share data)	May 31, 2005	May 31, 2005

Net income (loss), as reported	$2,585	$(2,233)

Add: Stock-based employee compensation expense included in reported net income, net of tax	35	60
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(153)	(501)

Net income (loss), pro forma	$2,467	$(2,674)

Earnings (loss) per share:
Basic — as reported	$0.29	$(0.25)

Basic — pro forma	$0.28	$(0.30)

Diluted — as reported	$0.29	$(0.25)

Diluted — pro forma	$0.28	$(0.30)

     Restricted Stock
     Non-employee directors receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan, which provides that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     4—INVENTORIES
     The components of inventory are as follows:

	May 31,	August 31,
	2006	2005
	(In thousands)
Raw materials	$20,628	$17,666
Work in progress	587	614
Finished goods	18,087	16,521

Total inventories	$39,302	$34,801

     5—PROPERTY, PLANT AND EQUIPMENT

	May 31,	August 31,
	2006	2005
	(In thousands)
Land	$16,628	$15,943
Plant and equipment	312,173	304,247
Construction in progress	14,230	11,022

	343,031	331,212
Accumulated depreciation	(217,026)	(205,945)

Net property, plant and equipment	$126,005	$125,267

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first nine months of fiscal 2006 by approximately $0.8 million.
     6—DEBT
     At May 31, 2006, the Company had $17.7 million and $47.1 million outstanding, respectively, under the revolving credit and term loan portions of its $105 million credit facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $30.0 million at May 31, 2006. The Company was in compliance with the covenants in its credit agreement as of May 31, 2006 and expects to be in compliance with covenants for the remainder of fiscal 2006. In July 2006, the Company amended its credit agreement. See Note 14.
     The Company’s short-term borrowings consist of an Australian revolving line of credit. On March 1, 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $30.5 million U.S. dollars at the exchange rate at May 31, 2006. This facility expires on February 28, 2007 and carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $10.4 million at May 31, 2006.
     As of May 31, 2006, approximately $28.1 million of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company’s fixed rate debt is $37.6 million of U.S. dollar denominated term debt at 4.18% and $9.5 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.58%, plus the applicable margin under the Company’s credit agreement.
     7—TAXES
     The Company’s effective tax rate for the three and nine months ended May 31, 2006 and 2005 varied from the U.S. federal statutory rate primarily due to U.S. and Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and, in fiscal 2006, the favorable tax effect of domestic (U.S.) production activities. The income taxes recorded for the third quarter of fiscal 2006 included $0.1 million in additional U.S. tax expense attributable to fiscal 2005.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 17%.
8—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income are as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
		(In thousands)
Net income (loss)	$1,991	$2,585	$1,675	$(2,233)
Foreign currency translation adjustments	1,387	(1,796)	307	4,657
Change in unrealized gains on derivative instruments that qualify as cash flow hedges, net of tax	(51)	(137)	1,062	(121)

Total comprehensive income	$3,327	$652	$3,044	$2,303

     9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
		(In thousands)
Royalty and licensing income	$503	$436	$1,338	$963
Gain on sale of investment	—	736	51	736
Other	60	37	21	(38)

Total	$563	$1,209	$1,410	$1,661

     In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $5.6 million in royalty income from the inception of the agreement through May 31, 2006.

     In February 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company will lease-back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land will be leased for 25 years beginning August 2006 with annual rent of approximately $0.015 million converted to U.S. dollars at the Australian dollar exchange rate at May 31, 2006 and ii) the majority of land sold will be leased for one year beginning August 2006 with annual rental of approximately $0.08 million converted to U.S. dollars at the Australian dollar exchange rate at May 31, 2006. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million will be recognized proportionally over the terms of the leases discussed above.
     10 —PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
Defined benefit pension plans	2006	2005	2006	2005
		(In thousands)
Service cost	$418	$266	$1,254	$799
Interest cost	526	516	1,578	1,549
Expected return on plan assets	(529)	(467)	(1,587)	(1,401)
Amortization of prior service cost	46	49	138	146
Amortization of actuarial losses	150	120	450	360

Net periodic benefit cost	$611	$484	$1,833	$1,453

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
Post-retirement health care plans	2006	2005	2006	2005
		(In thousands)
Service cost	$98	$88	$294	$264
Interest cost	196	194	588	581
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	36	9	108	29

Net periodic benefit cost	$292	$253	$876	$760

     11—SEGMENT REPORTING
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
		(In thousands)
Sales:
Industrial Ingredients—North America	$41,809	$38,625	$121,454	$109,394
Food Ingredients—North America	13,747	13,911	42,404	38,035
Australia/New Zealand operations	23,718	23,728	70,795	70,837
Intercompany sales	(144)	(163)	(542)	(881)

	$79,130	$76,101	$234,111	$217,385

Income (loss) from operations:
Industrial Ingredients—North America	$3,521	$1,842	$4,877	$(1,944)
Food Ingredients—North America	1,750	1,825	5,636	4,320
Australia/New Zealand operations	276	(105)	1,071	143
Corporate and other	(2,091)	(1,752)	(6,601)	(4,956)

	$3,456	$1,810	$4,983	$(2,437)

	May 31,	August 31,
	2006	2005
	(In thousands)
Total assets:
Industrial Ingredients–North America	$102,800	$101,080
Food Ingredients—North America	32,629	33,193
Australia/New Zealand operations	107,315	105,882
Corporate and other	11,711	9,762

	$254,455	$249,917

     With the adoption of SFAS No. 123R on September 1, 2005, the Company recognized $0.3 million and $0.9 million in stock-based compensation expense for the three and nine months ended May 31, 2006, respectively. The following table summarizes the stock-based compensation expense related to stock option awards by segment for the three and nine months ended May 31, 2006.

	Three months ended	Nine months ended
	May 31, 2006	May 31, 2006
	(In thousands)
Industrial Ingredients–North America	$71	$191
Food Ingredients—North America	33	98
Australia/New Zealand operations	19	32
Corporate	204	585

	$327	$906

     Prior to September 1, 2005, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation expense was recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards. See Note 3.
     12—EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2006 and 2005.

	Three months ended		Nine months ended
	May 31,		May 31,
	2006	2005	2006	2005
		(In thousands)
Weighted average common shares outstanding	8,914	8,825	8,891	8,822
Dilutive stock options	136	112	87	—

Weighted average common shares outstanding, assuming dilution	9,050	8,937	8,978	8,822

     Weighted-average stock options to purchase 500,130 and 523,319 shares of common stock for the three and nine months ended May 31, 2006, and weighted-average stock options to purchase 372,000 and 1,096,065 shares of common stock for the three and nine months ended May 31, 2005, were excluded from the calculation of diluted earnings per share because they were antidilutive.
     13—LITIGATION
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the third quarter of fiscal 2006, the parties continued to conduct discovery. The Company cannot at this time determine the likelihood of any outcome or estimate damages, if any.

     14—SUBSEQUENT EVENTS
     On June 28, 2006, the Company announced plans to invest $42 million for approximately 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. The Company expects the facility to be producing ethanol by the end of 2007. The initial stages of the ethanol investment will be funded through Penford’s existing bank facility. As discussed below, the Company’s banks have approved an amendment to the current credit agreement to permit additional capital expenditures related to this project.
     On July 7, 2006, the Company entered into the First Amendment (“Amendment”) to its $105 million Amended and Restated Credit Agreement (the “Agreement”) dated August 22, 2005, among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); Wells Fargo Bank., N.A.; U.S. Bank, National Association; and the Australia and New Zealand Banking Group Limited.
     The Amendment increases the maximum capital expenditures allowed under the Agreement for the fiscal year ending August 31, 2007 to $48 million, of which no more than $20 million shall be for capital expenditures not related to the construction of an ethanol production facility in Cedar Rapids, Iowa. In addition, the Amendment deletes certain mark-to-market exposures from the definition of indebtedness under the Agreement.

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
     On June 28, 2006, the Company announced plans to invest $42 million for approximately 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. The Company expects the facility to be producing ethanol by the end of 2007. The initial stages of the ethanol investment will be funded through Penford’s existing bank facility. The Company’s banks have approved an amendment to the current credit agreement to permit additional capital expenditures related to this project. The Company will be reviewing and evaluating various funding structures and options for the optimal long-term financing of the investment.

Results of Operations
     Executive Overview
     Consolidated sales for the three months ended May 31, 2006 increased 4% to $79.1 million from $76.1 million in the third quarter of fiscal 2005. Volume increases in the Industrial Ingredients and Australia/New Zealand business segments, accounting for a revenue increase of 5.7%, were partially offset by weaker foreign exchange rates. Gross margin as a percent of sales expanded to 15.2% in the third quarter of fiscal 2006 from 13.2% in the same period last year due to increased sales, including improved unit pricing, higher production yields and improved plant utilization. Income from operations rose by 91% due to the improvements in gross margin.
     Sales for the first nine months of fiscal 2006 rose 8% to $234.1 million from $217.4 million in the same period in fiscal 2005, primarily due to an 8% increase in consolidated volumes. Gross margin as a percent of sales increased to 13.2% from 9.4% last year on growth in sales volumes, improved unit pricing in the Industrial Ingredients business, and better manufacturing yields, partially offset by $7.2 million in higher energy and chemical costs. Year-to-date operating income of $5.0 million also included $0.4 million in increased costs caused by an interruption in the utility steam supply, and non-recurring charges of $0.7 million for consulting services in connection with improving plant utilization. Operating income for the nine months ended May 31, 2005 included $4.1 million of incremental operating costs related to the Cedar Rapids strike settled mid-first quarter of fiscal 2005.
     Fiscal 2006 third quarter operating expenses increased slightly to $7.0 million from $6.8 million last year, and quarterly operating expenses as a percent of revenue remained constant at 8.9%. Operating expenses for the nine months ended May 31, 2006 increased $2.9 million, resulting from increased employee costs of $1.8 million, including $0.9 million in stock-based compensation expense and $0.6 million of severance costs related to managerial changes in the Industrial Ingredients and Australia/New Zealand operations, and increased consulting and professional fees of $0.7 million. A discussion of segment results of operations and the effective tax rate follows.
     Sales
     Sales of $41.8 million for the third quarter of fiscal 2006 at the Company’s Industrial Ingredients—North America business unit rose $3.2 million, or 8%, over the same quarter last year. Quarterly sales growth was primarily driven by volume improvement of 7.5%. Year-to-date sales rose 11% to $121.5 million from $109.4 million last year on a sales volume increase of 10%. Improved unit pricing and mix contributed 1% to the sales increase.
     Third quarter and year-to-date fiscal 2006 sales for the Australia/New Zealand operations of $23.7 million and $70.8 million, respectively, were comparable to the same periods in the previous year. Volume driven sales improvements in local currency of 4.2% for the third quarter and 1.6% year-to-date were offset by weaker foreign exchange rates.
     Fiscal 2006 third quarter sales for the Food Ingredients—North America business of $13.7 million decreased by $0.2 million from the prior year third quarter, driven by a 1% sales volume decline. Sales of formulations for the processed meat and cheese markets grew 62% over last year’s third quarter. Quarterly sales expansion in these and other end markets partially offset a decrease of $1.9 million in sales of applications for the low-carbohydrate market. Sales for the first nine months of fiscal 2006 grew $4.4 million, or 12%, to $42.4 million over the same period of fiscal 2005 due to a 13% increase in sales volumes, partially offset by an unfavorable product mix.
     Income from operations
     For the third quarter of fiscal 2006, income from operations at the Company’s Industrial Ingredients—North America business unit increased by $1.7 million, or 91%, to $3.5 million compared to the same period last year. Third quarter fiscal 2006 gross margin as a percent of sales was 15.6% compared to 13.0% for the third quarter of fiscal 2005, primarily driven by volume increases of 7.5%. Income from operations for the first nine months of fiscal 2006 improved by $6.8 million to $4.9 million compared to an operating loss of $1.9 million in the prior year period. Year-to-date gross margin as a percent of sales expanded to 11.4% in fiscal 2006 compared to 6.1% last year. Improvements in sales volumes and unit pricing were partially offset by $3.0 million and $2.1 million in increased chemical and energy costs, respectively. Operating income for the first nine months of fiscal 2005 included $4.1 million in incremental operating costs associated with the labor strike at the Company’s Iowa manufacturing facility that was settled in the first quarter of fiscal 2005.
     Income from operations at the Company’s Australia/New Zealand operations was $0.3 million for the third quarter of fiscal 2006, compared to an operating loss of 0.1 million for the same period last year. Third quarter fiscal 2006 gross margin as a percent of sales improved to 7.9% compared to 5.1% in the third quarter of fiscal 2005. Income from operations for the first nine months of fiscal 2006 was $1.1 million compared to operating income of $0.1 million in the same period in fiscal 2005. Nine-month gross margin as a percent of sales expanded to 8.4% from 5.9% in the previous year. The improvement in gross margin as a percent of sales for the three and nine months ended fiscal 2006 over the prior year periods is primarily due to improvements in production yields and plant performance. Included in operating income for the first nine months of fiscal 2006 were $0.4 million of severance costs related to managerial changes.
     Fiscal 2006 third quarter income from operations of $1.8 million at the Food Ingredients—North American was comparable to last year’s quarterly operating income. Year-to-date income from operations for fiscal 2006 increased to $5.6 million from $4.3 million in the same period last year on a 13% increase in sales volume and improved plant efficiencies. Gross margin as a percent of sales for the first nine months of fiscal 2006 grew to 26.4% from 25.4% for the same period last year as sales volume improvements and production efficiencies were partially offset by unfavorable product mix.
     Corporate operating expenses
     Corporate operating expenses for the third quarter of fiscal 2006 increased $0.3 million over the prior year period due to an increase in professional fees and higher employee costs, including $0.2 million of stock-based compensation expense. For the nine months ended May 31, 2006, corporate operating expenses increased $1.6 million compared to the nine-month period last year due to increased employee costs, including $0.6 million of stock-based compensation expense, as well as a $0.5 million increase in consulting and professional fees.
     Interest and taxes
     Fiscal 2006 interest expense for the third quarter and year-to-date increased $0.1 million and $0.3 million, respectively, over the same periods last year driven by higher average floating interest rates in the U.S. and Australia, partially offset by the effect of lower average debt balances. At May 31, 2006, the Company’s variable and fixed rate debt was $28.1 million and $47.1 million, respectively. The Company’s variable rate debt includes the amount outstanding under its grain inventory financing facility. See Note 6 to the Condensed Consolidated Financial Statements.
     The Company’s effective tax rate for the three and nine months ended May 31, 2006 and 2005 varied from the U.S. federal statutory rate primarily due to U.S. and Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and, in fiscal 2006, the favorable tax effect of domestic (U.S.) production activities. The income taxes recorded for the third quarter of fiscal 2006 included $0.1 million in additional U.S. tax expense attributable to fiscal 2005.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate is 17%.

     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
		(In thousands)
Royalty and licensing income	$503	$436	$1,338	$963
Gain on sale of investment	—	736	51	736
Other	60	37	21	(38)

Total	$563	$1,209	$1,410	$1,661

     In November 2002, the Company licensed the rights to its resistant starch intellectual property portfolio for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. In addition, the Company receives royalty income as a percentage of its licensee’s sales of resistant starch for a period of seven years or until a maximum of $11 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $5.6 million in royalty income from the inception of the agreement through May 31, 2006.
     In February 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company will lease-back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land will be leased for 25 years beginning August 2006 with annual rent of approximately $0.015 million converted to U.S. dollars at the Australian dollar exchange rate at May 31, 2006 and ii) the majority of land sold will be leased for one year beginning August 2006 with annual rental of approximately $0.08 million converted to U.S. dollars at the Australian dollar exchange rate at May 31, 2006. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million will be recognized proportionally over the terms of the leases discussed above.
Liquidity and Capital Resources
     At May 31, 2006, the Company had $17.7 million and $47.1 million outstanding, respectively, under the revolving credit and term loan portions of its $105 million credit facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $30.0 million at May 31, 2006. The Company was in compliance with the covenants in its credit agreement as of May 31, 2006 and expects to be in compliance with covenants for the remainder of fiscal 2006.
     In July 2006, the Company and its lenders amended the credit agreement to permit additional capital expenditures related to the Company’s plans to invest $42 million for approximately 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa manufacturing plant. The maximum capital expenditures for the fiscal year ended August 31, 2007 is $48 million, of which not more than $20 million shall be for capital expenditures unrelated to the construction of an ethanol production facility in Cedar Rapids.
     The Company’s short-term borrowings consist of an Australian revolving line of credit. On March 1, 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $30.5 million U.S. dollars at the exchange rate at May 31, 2006. This facility expires on February 28, 2007 and carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement was $10.4 million at May 31, 2006.

     As of May 31, 2006, approximately $28.1 million of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company’s fixed rate debt is $37.6 million of U.S. dollar denominated term debt at 4.18% and $9.5 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.58%, plus the applicable margin under the Company’s credit agreement. As of May 31, 2006, the fair value of the interest rate swaps was $1.5 million.
     Penford had working capital of $38.1 million and $35.6 million at May 31, 2006 and August 31, 2005, respectively. Accounts payable declined by $8.1 million at May 31, 2006 as disbursements were made to Australian suppliers for raw material inventories purchased prior to fiscal 2005 year end, and, in the third quarter of fiscal 2006, Penford Australia obtained a revolving credit facility to finance grain inventory purchases which replaced vendor financing arrangements in fiscal 2005. Cash used in operations was $0.1 million for the nine months ended May 31, 2006 and cash flow from operations was $15.3 million for the nine months ended May 31 2005. The decline in cash flow from operations is primarily related to the decrease in payables and the establishing of the grain facility discussed above. See Note 6 to the Condensed Consolidated Financial Statements. Total debt outstanding increased by $9.3 million during the first nine months of fiscal 2006 primarily to fund $12 million of capital expenditures related to improvements in manufacturing productivity and new products and markets.
     The Company paid dividends of $1.6 million during the nine months ended May 31, 2006, which represents a quarterly rate of $0.06 per share. On April 24, 2006, the Board of Directors declared a dividend of $0.06 per common share payable on June 2, 2006 to shareholders of record as of May 12, 2006. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at May 31, 2006 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2005. The Company has no off-balance sheet arrangements at May 31, 2006.
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
     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At May 31, 2006, the allowance for doubtful accounts receivable was $0.7 million.
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
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains, net of tax, of $1.3 million at May 31, 2006 which are reflected in accumulated other comprehensive income.
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
     Income Taxes
     The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Australian and New Zealand, taxing jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the Company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
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
     Energy and chemicals comprise approximately 14% and 12%, respectively, of the cost of manufacturing the Company’s products in the first nine months of fiscal 2006. Natural gas is used extensively in the Industrial Ingredients – North America business to dry the starch products, and, to a lesser extent, in the Company’s other business segments. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.
The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control.
     In the first nine months of fiscal 2006, approximately 26% of Penford’s manufacturing costs are the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through any increases in the cost of agricultural raw materials to its customers. To manage the price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.
The loss of a major customer could have an adverse effect on Penford’s results of operations.
     None of the Company’s customers constituted 10% of sales in the last three years. However, in the first nine months of fiscal 2006, sales to the top ten customers and sales to the largest customer represented 44% and 8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.
Changes in interest rates will affect Penford’s profitability.
     At May 31, 2006, $28.1 million of the Company’s outstanding debt is subject to variable interest rates which move in direct proportion to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability.
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
     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first nine months of fiscal 2006, approximately 30% of the Company’s revenue is denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.
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
The Company may not be able to implement ethanol production as planned or at all.
     Penford’s ability to implement ethanol production as planned is subject to uncertainty. The Company recently announced this project and a considerable amount of work is only in preliminary stages. The Company has not yet secured all necessary permits and has not entered into necessary engineering, construction and procurement contracts. The Company may need additional financing to implement ethanol production, and so could face financial risks associated with incurring additional indebtedness and/or equity. The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities in implementing ethanol production. Changes in the markets for ethanol or legislation and regulations could materially and adversely affect ethanol demand.
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
     Item 4: Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of May 31, 2006. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 5: Other Information.
     On July 7, 2006, the Company entered into the First Amendment (“Amendment”) to its $105 million Amended and Restated Credit Agreement (the “Agreement”) dated August 22, 2005, among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); Wells Fargo Bank., N.A.; U.S. Bank, National Association; and the Australia and New Zealand Banking Group Limited.
     The Amendment increases the maximum capital expenditures allowed under the Agreement for the fiscal year ending August 31, 2007 to $48 million, of which no more than $20 million shall be for capital expenditures not related to the construction of an ethanol production facility in Cedar Rapids, Iowa. In addition, the Amendment deletes certain mark-to-market exposures from the definition of indebtedness under the Agreement.
     The foregoing is intended to provide general information about the Amendment and does not constitute a full description of the Amendment. Reference is made to the Amendment attached hereto as Exhibit 10.1 and incorporated herein by reference.
     Item 6: Exhibits.
     (d) Exhibits
10.1	First Amendment to Amended and Restated Credit Agreement

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation (Registrant)

July 10, 2006	/s/ Steven O. Cordier Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Credit Agreement

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002