Form 10-K
period 2006-08-31
PENFORD CORP
filed 2006-11-14
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-11488

Penford Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1221360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7094 S. Revere Parkway Centennial, Colorado	80112-3932 (Zip Code)
(Address of principal Executive Offices)

Registrant’s telephone number, including area code:
(303) 649-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	Nasdaq Global Market
Common Stock Purchase Rights	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 28, 2006, the last business day of the Registrant’s second quarter of fiscal 2006, was approximately $81.5 million based upon the last sale price reported for such date on the Nasdaq Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 5% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 7, 2006 was 8,954,387.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those referenced below, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to, competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; expectations regarding the construction cost of the ethanol facility and the timing of ethanol production; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications; interest rate, chemical and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; or other unforeseen developments in the industries in which Penford operates.

Item 1:  Business

Description of Business

Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food applications. Penford Corporation is a Washington corporation originally incorporated in September 1983. The Company commenced operations as a publicly-traded company on March 1, 1984.

The Company uses its carbohydrate chemistry expertise to develop ingredients with starch as a base for value-added applications in several markets including papermaking and food products. The Company manages its business in three segments. The first two, industrial ingredients and food ingredients are, broad categories of end-market users, primarily served by the Company’s U.S. operations. The third segment consists of geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business. Financial information about Penford’s segments and geographic areas is included in Note 16 to the Consolidated Financial Statements.

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

In June 2006, the Company announced plans to invest $42 million for up to 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. The Company currently expects the facility to be producing ethanol by the end of calendar 2007. Penford has much of the infrastructure within the Cedar Rapids plant to participate in the ethanol market with sufficient grain handling, separation processes, utilities and logistic capabilities. The existing factory is centrally located near rail and ground transport arteries and the ethanol facility will occupy available space within the existing site footprint. In October 2006, Penford refinanced its credit facility and obtained a $45 million capital expansion loan commitment maturing December 2012 to finance construction of the ethanol plant.

In November 2002, Penford sold certain assets of its resistant starch business to National Starch Corporation (“National Starch”) for $2.5 million. In fiscal 2003, Penford also exclusively licensed to National Starch certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the agreements, Penford received an initial licensing fee of $2.25 million and will receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The licensing fee is being amortized over the life of the agreement. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement.

On September 11, 2006, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford granted to Cargill Incorporated (“Cargill”), in exchange for a one-time payment, a license under the RS Patents in certain non-human nutrition applications. In addition, Penford entered into an agreement with Cargill and National Starch pursuant to which National Starch granted to Cargill a sublicense, with royalties payable to Penford, of rights under the RS Patents in human nutrition applications. As part of the settlement agreement, Penford will receive certain other benefits, including an acceleration and extension of certain royalties under its 2002 license with National Starch.

Raw Materials

Corn:  Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices consistent with those available in the major U.S. grain markets.

Penford Australia’s corn wet milling facilities in Lane Cove, Australia, and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. The corn sourced in Australia and New Zealand is contracted prior to harvest (March — June). Corn used in Australia is purchased and stored for use in both the current and following year. The corn sourced in New Zealand is purchased forward for future delivery. Corn is also purchased from Australia as necessary to supplement the corn sourced and processed in New Zealand.

Potato Starch:  The Company’s facilities in Idaho Falls, Idaho; Richland, Washington; and Plover, Wisconsin use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to three years with potato processors in the United States, Canada and Mexico to acquire potato-based raw materials.

Wheat Products:  Penford Australia’s Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products, including wheat starch, wheat gluten and glucose syrup. Tanker trucks from a local flour mill currently supply wheat flour under a four-year supply agreement which expires in December 2007.

Chemicals:  The primary chemicals used in the manufacturing processes are readily available commodity chemicals. The prices for these chemicals are subject to price fluctuations due to market conditions.

Natural Gas:  The primary energy source for most of Penford’s plants is natural gas. Penford contracts its natural gas supply with regional suppliers, generally under short-term supply agreements, and at times uses futures contracts to hedge the price of natural gas in North America. In August 2005, the Company entered into a contract with a regional supplier of methane gas from a landfill near the Cedar Rapids, Iowa facility. This fuel provides a portion of the energy required to generate power for the manufacturing plant.

Corn, potato starch, wheat flour, chemicals and natural gas are not presently subject to availability constraints, although drought conditions in Australia have periodically impacted the prices of corn and wheat in that area and strong demand has substantially increased natural gas and chemical prices. Although supplies are readily available, current forecasts for wheat production in Australia indicate that the existing drought will impact the future price for that raw material. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 50-55% of the recovered potato starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.

Over half of the Company’s manufacturing costs arise from the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in prices may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short term supply agreements for other production requirements in all locations.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects requiring coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $6.2 million, $5.8 million and $6.1 million for fiscal years ended August 31, 2006, 2005 and 2004, respectively.

At the end of fiscal 2006, Penford had 36 scientists, including seven PhD’s who comprise a body of expert knowledge of carbohydrate characteristics and chemistry.

Patents, Trademarks and Tradenames

Penford owns a number of patents, trademarks and tradenames.

Penford has approximately 220 current patents and pending patent applications, most of which are related to technologies in French fry coatings, coatings for the paper industry and high amylose resistant starch. Penford’s issued patents expire at various times between 2007 and 2023. The annual cost to renew all of the Company’s patents is approximately $0.1 million. However, most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® Gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind®, PenCling®, PenPlus®, CanTab®, MAPStm, Mazacatm and Fieldcleertm.

Quarterly Fluctuations

Penford’s revenues and operating results vary from quarter to quarter. In particular, the Company experiences seasonality in its Australian operations. The Company has lower sales volumes and gross margins in Australia and New Zealand’s summer months, which occur during Penford’s second fiscal quarter. This seasonal decline is caused by the closure of some customers’ plants for public holidays and maintenance during this period. Decreased consumption of some foods which use the Company’s products, such as packaged bread, also contributes to this seasonal trend. Sales volumes of the Food Ingredients — North America products used in French fry coatings are also generally lower during Penford’s second fiscal quarter due to decreased consumption of French fries during the post-holiday season.

Working Capital

Penford generally carries a one to 45 day supply of materials required for production, depending on the lead time for specific items. Penford manufactures finished goods to customer orders or anticipated demand. The Company is therefore able to carry less than a 30 day supply of most products. Terms for trade receivables and trade payables are standard for the industry and region and generally do not exceed 30-day terms except for trade receivables for export sales.

Environmental Matters

Penford’s operations are governed by various Federal, state, local and foreign environmental laws and regulations. In the United States, such laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the EPA Oil Pollution Control Act, the Occupational Safety and Health Administration’s hazardous materials regulations, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act, and the Superfund Amendments and Reauthorization Act. In Australia, Penford is subject to the environmental requirements of the Protection of the Environment Operations Act, the Dangerous Goods Act, the Ozone Protection Act, the Environmentally Hazardous Chemicals Act, and the Contaminated Land Management Act. In New Zealand, the Company is subject to the Resource Management Act, the Dangerous Goods Act, the Hazardous Substances and New Organisms Act and the Ozone Protection Act.

Permits are required by the various environmental agencies which regulate the Company’s operations. Penford believes that it has obtained all necessary material environmental permits required for its operations. Penford believes that its operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, are approximately $1.7 million.

Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of Penford’s business in a safe and fiscally responsible manner that protects and preserves the health and safety of employees, the communities surrounding the Company’s plants, and the environment. The Company continuously monitors environmental legislation and regulations which may affect Penford’s operations.

During fiscal 2006, there have been no material impacts on the Company’s operations resulting from compliance with environmental regulations. No unusual expenditures for environmental facilities and programs are anticipated in the coming year.

Principal Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. However, over the last three years Penford has had no customers that annually purchased its products in amounts in excess of 10% of sales.

Competition

In its primary markets, Penford competes directly with approximately five other companies that manufacture specialty starches for the papermaking industry and approximately six other companies that manufacture specialty food ingredients. Penford competes indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Some of these competitors are larger companies, and have greater financial and technical resources than Penford. Application expertise, quality and service are the major competitive advantages for Penford.

Employees

At August 31, 2006, Penford had 571 total employees. In North America, Penford had 323 employees, of which approximately 41% are members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2009. Penford Australia had 249 employees, of which 70% are members of trade unions in Australia and New Zealand. The union contracts for the Lane Cove, Australia, and the New Zealand facilities have expiration dates of December 2007 and April 2007, respectively. The Tamworth, Australia, union agreement expired in September 2006 and is currently being renegotiated. The Company does not expect any significant issues in renewing the contract.

Sales and Distribution

Sales are generated using a combination of direct sales and distributor agreements. In many cases, Penford supports its sales efforts with technical and advisory assistance to customers. Penford generally ships its products upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to two years or on a spot basis. In fiscal 2006, approximately 67% of these sales were under fixed price contracts, with 33% representing formula price and spot business.

Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail or truck to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.

Foreign Operations and Export Sales

Penford further expanded into foreign markets with its acquisition of Penford Australia in September 2000. Penford Australia is the primary producer of corn starch products in Australia and New Zealand. Penford Australia manufactures products used to enhance the quality of packaged food products, generally through providing the texture and viscosity required by its customers for products such as sauces and gravies. Penford Australia’s starch products are also used in industrial applications including mining, paper, corrugating and building materials. The Company’s operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products. Competition is mainly from imported products, except in wheat flour based starches where there is one other producer in Australia. Export sales from Penford’s businesses in the U.S. and Australia/New Zealand accounted for approximately 13%, 16% and 19% of total sales in fiscal 2006, 2005 and 2004, respectively.

Available Information

Penford’s Internet address is www.penx.com. On the investor relations section of its web site, the Company provides free access to Penford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission (“SEC”). The information found on Penford’s web site shall not be considered to be part of this or any other report filed with or furnished to the SEC.

Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	50	President and Chief Executive Officer
Russell A. Allwell	42	Managing Director, Penford Australia and Penford New Zealand
Steven O. Cordier	50	Senior Vice President, Chief Financial Officer and Assistant Secretary
Timothy M. Kortemeyer	40	Vice President and President, Penford Products Co.
Wallace H. Kunerth	58	Vice President and Chief Science Officer
Christopher L. Lawlor	56	Vice President — Human Resources, General Counsel and Secretary
John R. Randall	62	Vice President and President, Penford Food Ingredients

Mr. Malkoski joined Penford Corporation as Chief Executive Officer and was appointed to the Board of Directors in January 2002. He was named President of Penford Corporation in January 2003. From 1997 to 2001 he served as President and Chief Executive Officer of Griffith Laboratories, North America, a formulator, manufacturer and marketer of ingredient systems to the food industry. Previously, he served as Vice President/Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, progressing through major product category management responsibilities.

Mr. Allwell joined Penford as Managing Director of its Australian and New Zealand operations in April 2006. Prior to joining Penford, Mr. Allwell had been the General Manager Retail Sales for George Weston Foods, a manufacturer of baked goods and other foods, since 2003. From 1996 to 2003, Mr. Allwell served in various senior management roles with Berri Ltd., a beverage manufacturer, including as Director of Strategy from 2000 to 2003, as Marketing Director from 1997 to 2003, and as General Manager — New Ventures from 1996 to 1997. Prior to that, Mr. Allwell served in various management, sales and marketing positions with Simplot Australia, Kraft Foods, Calbecks Ltd. and Humes ARC Ltd.

Mr. Cordier is Penford’s Senior Vice President, Chief Financial Officer and Assistant Secretary. He joined Penford in July 2002 as Vice President and Chief Financial Officer, and was promoted to Senior Vice President in November 2004. From September 2005 to April 2006, Mr. Cordier served as the interim Managing Director of Penford’s Australian and New Zealand operations. He came to Penford from Sensient Technologies Corporation, a manufacturer of specialty products for the food, beverage, pharmaceutical and technology industries. He served as Treasurer from 1995 to 1997 and as Vice President and Treasurer from 1997 to 1999. He completed his term at Sensient as Vice President, Administration from 1999 to 2002. During his tenure at Sensient, he had responsibility for treasury, investor relations and finance functions. In his different positions, he also managed other aspects of operations such as engineering, information technology and marketing. From 1990 to 1995, he was employed in various financial management positions at International Flavors & Fragrances, a manufacturer of flavors and fragrances for the food, beverage and cosmetic industries.

Mr. Kortemeyer has served as Vice President of Penford Corporation since October 2005 and President of Penford Products Co., Penford’s industrial ingredients business, since June 2006. He served as General Manager of Penford Products from August 2005 to June 2006. Mr. Kortemeyer joined Penford in 1999 and served as a Team Leader in the manufacturing operations of Penford Products until 2001. From 2001 until 2003, he was an Operations Manager and Quality Assurance Manager. From July 2003 to November 2004, Mr. Kortemeyer served as the business unit manager of the Company’s co-products business, and from November 2004 until August 2005, as the director of the Company’s specialty starches product lines, responsible for sales, marketing and business development.

Dr. Kunerth has served as Penford’s Vice President and Chief Science Officer since 2000. From 1997 to 2000, he served in food applications research management positions in the Consumer and Nutrition Sector at Monsanto Company, a provider of hydrocolloids, high intensity sweeteners, agricultural products and integrated solutions for industrial, food and agricultural customers. Before Monsanto, he was the Vice President of Technology at Penford’s food ingredients business from 1993 to 1997.

Mr. Lawlor joined Penford in April 2005 as Vice President-Human Resources, General Counsel and Secretary. From 2002 to April 2005, Mr. Lawlor served as Vice President-Human Resources for Sensient Technologies Corporation, a manufacturer of specialty chemicals and food products. From 2000 to 2002, he was Assistant General Counsel for Sensient. Mr. Lawlor was Vice President-Administration, General Counsel and Secretary for Kelley Company, Inc., a manufacturer of material handling and safety equipment from 1997 to 2000. Prior to joining Kelley Company, Mr. Lawlor was employed as an attorney at a manufacturer of paper and packaging products and in private practice with national and regional law firms.

Mr. Randall is Vice President of Penford Corporation and President of Penford Food Ingredients. He joined Penford in February 2003 as Vice President and General Manager of Penford Food Ingredients and was promoted to President of the Food Ingredients division in June 2006. Prior to joining Penford, Mr. Randall was Vice President, Research & Development/Quality Assurance of Griffith Laboratories, USA, a specialty foods ingredients business, from 1998 to 2003. From 1993 to 1998, Mr. Randall served in various research and development positions with KFC Corporation, a quick-service restaurant business, most recently as Vice President, New Product Development. Prior to 1993, Mr. Randall served in research and development leadership positions at Romanoff International, Inc., a manufacturer and marketer of gourmet specialty food products, and at Kraft/General Foods.

Item 1A:  Risk Factors

Increases in energy and chemical costs may reduce the Company’s profitability.

Energy and chemicals comprised approximately 13% and 12%, respectively, of the cost of manufacturing the Company’s products in fiscal year 2006. Natural gas is used extensively in the Industrial Ingredients — North America business to dry starch products, and, to a lesser extent, in the Company’s other business segments. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.

The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control.

In fiscal 2006, approximately 27% of Penford’s manufacturing costs were the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

None of the Company’s customers constituted 10% of sales in the last three years. However, in fiscal year 2006, sales to the top ten customers and sales to the largest customer represented 43% and 8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.

Changes in interest rates will affect Penford’s profitability.

At August 31, 2006, $20.7 million of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates which move in direct relation to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.

Penford is subject to income taxes in the United States, Australia and New Zealand. The Company’s effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on Penford’s ability to generate future taxable income in the United States. The amount of income taxes paid is subject to the Company’s interpretation of applicable tax laws in the jurisdictions in which Penford operates. The Company is subject to audits by tax authorities. While the Company believes it has complied with all applicable income tax laws, there can be no assurance that a tax authority will not have a different interpretation of the law or that any additional taxes imposed as a result of tax audits will not have an adverse effect on the Company’s results of operations.

Profitability is subject to risks associated with changes in foreign exchange currency rates.

In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In fiscal year 2006, approximately 30% of the Company’s revenue was denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.

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

Penford’s ability to implement ethanol production as planned is subject to uncertainty. The Company recently announced this project and a considerable amount of work is only in preliminary stages. As of August 31, 2006, the Company had not yet secured all necessary permits and had not entered into all necessary engineering, construction and procurement contracts. The Company has secured $45 million of financing for this project which it believes is adequate for completion; however, the Company could face financial risks if this amount of financing is not sufficient to complete the construction of the ethanol facility. The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities in implementing ethanol production. Changes in the markets for ethanol and/or legislation and regulations could materially and adversely affect ethanol demand.

Other uncertainties

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and actual results, the financial statements will be affected. See “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Penford’s facilities as of August 31, 2006 are as follows:

	Bldg. Area	Land Area	Owned/
	(Sq. Ft.)	(Acres)	Leased	Function of Facility

North America:
Centennial, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	29	Owned	Manufacture of corn starch products, administration offices and research laboratories
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	45,000	—	Owned	Manufacture of potato and tapioca starch products
	9,600	4.9	Leased
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch products
Australia/New Zealand:
Lane Cove, New South Wales	75,700	7	Owned	Manufacture of corn starch products, administrative offices and research laboratories
Tamworth, New South Wales	94,600	6	Owned	Manufacture of wheat starch and glutten products
		477	Owned	Effluent dispersion
Tamworth, New South Wales	—	425	Leased	Agricultural and effluent dispersion
		225	Leased	Agricultural use
Auckland, New Zealand	104,700	5	Owned	Manufacture of corn starch products
	—	3	Leased

Penford’s production facilities are strategically located near sources of raw materials. The Company believes that its facilities are maintained in good condition and that the capacities of its plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3:  Legal Proceedings

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the fourth quarter of the Company’s fiscal year 2006, the parties continued to conduct discovery. Based upon discovery responses made by Graphic, Graphic is seeking damages of approximately $3.3 million. Penford is seeking damages of approximately $675,000.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company.

Item 4:  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The Nasdaq Global Market under the symbol “PENX.” On November 7, 2006, there were 533 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

Quarter Ended November 30	$14.78	$12.64	$18.00	$14.01
Quarter Ended February 28	$16.48	$11.80	$17.38	$14.15
Quarter Ended May 31	$18.00	$13.62	$16.65	$13.24
Quarter Ended August 31	$17.85	$13.59	$16.09	$13.68

Dividends

During each quarter of fiscal year 2006 and 2005, the Board of Directors declared a $0.06 per share cash dividend. On October 31, 2006, the Board of Directors declared a dividend of $0.06 per common share payable on December 1, 2006 to shareholders of record as of November 10, 2006. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by Penford’s earnings, financial condition, and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the payment of dividends in its planning for fiscal 2007.

Item 6:  Selected Financial Data

	Year Ended August 31,
	2006	2005		2004		2003		2002
	(Dollars in thousands, except share and per share data)

Operating Data:
Sales	$318,419	$296,763		$279,386		$262,467		$231,450
Cost of sales	273,476	263,542		241,298		218,784		189,067
Gross margin percentage	14.1%	11.2%		13.6%		16.6%		18.3%
Net income	$4,228	$2,574	(1)	$3,702	(2)	$8,436	(3)	$3,816	(4)
Diluted earnings per share	$0.47	$0.29		$0.42		$1.03		$0.49
Dividends per share	$0.24	$0.24		$0.24		$0.24		$0.24
Average common shares and equivalents	9,004,190	8,946,195		8,868,050		8,227,549		7,794,304
Balance Sheet Data:
Total assets	$250,668	$249,917		$252,191		$250,893		$239,970
Capital expenditures	14,905	9,413		15,454		8,772		7,384
Long-term debt	53,171	62,107		75,551		76,696		77,632
Total debt	67,007	66,129		80,326		79,696		96,411
Shareholders’ equity	107,452	100,026		95,719		87,885		68,964

(1)	Includes a pre-tax gain of $1.2 million related to sale of land in Australia, a $0.7 million pre-tax gain related to the sale of an investment and a $1.1 million pre-tax write off of unamortized deferred loan costs. See Note 12 to the Consolidated Financial Statements. Includes a tax benefit of $2.5 million related to 2001 through 2004 that the Company recognized in 2005 when the Company determined that it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained. See Note 13 to the Consolidated Financial Statements.

(2)	Includes pre-tax charges of $1.3 million related to the restructuring of business operations and $0.7 million related to a pre-tax non-operating expense for the write off of unamortized deferred loan costs. See Notes 12 and 14 to the Consolidated Financial Statements.

(3)	Includes a pre-tax gain of $1.9 million related to the sale of certain assets to National Starch.

(4)	Includes pre-tax charges of approximately $1.4 million related to a strategic restructuring of business operations and $0.5 million related to the write off of Penford’s 2001 investment in an early stage technology company.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated fiscal 2006 sales grew 7.3% to $318.4 million from $296.8 million a year ago on sales volume increases in all business segments and more favorable pricing in the Industrial Ingredients business. Gross margin as a percent of sales expanded 2.9% from 11.2% last year to 14.1% in fiscal 2006 primarily due to higher production volumes in each of the business units, and higher unit pricing and favorable product mix in the Industrial Ingredients segment. The industrial business unit contributed $9.5 million of the total $11.7 million gain in gross margin with improvements in energy usage and corn procurement and recovery from incremental strike costs, partially offset by rising unit costs of natural gas, chemicals and distribution.

In the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, the Company experienced a union strike at its Industrial Ingredient’s Cedar Rapids manufacturing facility. Penford incurred $4.2 and $4.1 million in additional production costs for 2004 and 2005, respectively, in connection with the strike.

Operating expenses as a percent of sales rose to 9.3% in fiscal 2006 from 8.9% in fiscal 2005 on $1.0 million of stock-based compensation expenses and $2.6 million in increased employee costs. Interest expense rose $0.3 million in fiscal 2006 to $5.9 million from $5.6 million last year due to increased short-term interest rates on the Company’s revolving line of credit.

The effective tax rate for fiscal 2006, at 20%, is lower than the statutory tax rate of 34% due to the tax benefits of foreign sales from the United States, lower tax rates on foreign earnings and research and development tax credits. The Company’s tax provision for fiscal 2005 was a tax benefit of $4.9 million. Included in this benefit, as more fully described below, was a tax benefit of $2.5 million for fiscal years 2001 through 2004 which the Company recognized in 2005 when the Company determined it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained.

In June 2006, the Company announced plans to invest $42 million for up to 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. The Company expects the facility to be producing ethanol by the end of calendar 2007. Penford has much of the infrastructure within the Cedar Rapids plant to participate in the ethanol market with sufficient grain handling, separation processes, utilities and logistic capabilities. The existing factory is centrally located near rail and ground transport arteries and the ethanol facility will occupy available space within the existing site footprint. In October 2006, Penford refinanced its credit facility and obtained a $45 million capital expansion loan commitment maturing December 2012 to finance construction of the ethanol plant.

Fiscal 2006 Compared to Fiscal 2005

Industrial Ingredients — North America

	Year Ended August 31,
	2006	2005
	(Dollars in thousands)

Sales	$165,850	$147,782
Cost of sales	$144,656	$136,127
Gross margin	12.8%	7.9%
Income (loss) from operations	$9,121	$(147)

Industrial ingredients fiscal 2006 sales of $165.9 million increased $18.1 million, or 12%, over 2005, primarily driven by a volume increase of 9%. More favorable pricing and product mix contributed 2% of the sales increase for the year.

Gross margin increased $9.5 million, or 82%, over fiscal 2005 to $21.2 million, and, as a percent of sales, expanded to 12.8% in fiscal 2006 compared to 7.9% a year ago. Approximately $8.8 million of the margin growth is due to higher unit pricing, favorable product mix and increases in manufacturing volumes. Improvements in energy usage of $2.6 million, favorable corn procurement of $2.2 million and recovery from $4.1 million in incremental strike-related costs incurred during fiscal 2005 also contributed to increased margin. These favorable effects were partially offset by increased unit costs of natural gas and chemicals of $3.2 million and $3.3 million, respectively, as well as $1.2 million in higher distribution expenses.

Income from operations increased $9.3 million over last year due to the increase in the gross margin. Operating expenses, which included $0.2 million in severance costs, declined to 5.5% of sales in fiscal 2006, compared to 6.1% of sales the prior year. Research and development expenses remained comparable to last year at 1.8% of sales.

Food Ingredients — North America

	Year Ended August 31,
	2006	2005
	(Dollars in thousands)

Sales	$57,156	$53,661
Cost of sales	$41,954	$38,964
Gross margin	26.6%	27.4%
Income from operations	$7,819	$7,404

Sales at the Food Ingredients — North America business rose 7% over the prior year driven by an 8% volume increase. Annual sales volumes in the dairy and protein end markets grew 42% over last year. Sales of formulations for potato coatings and sweeteners increased 7% and 18%, respectively. Revenues from nutrition (low-carbohydrate) applications declined by $4.6 million in fiscal 2006.

Gross margin as a percent of sales declined by 80 basis points in fiscal 2006, due to the decrease in sales of higher margin nutrition products and higher chemical and energy costs of $0.7 million. Improved plant utilization from increased production volumes partially offset the unfavorable product mix. Fiscal 2006 operating and research and development expenses increased by $0.1 million and declined to 12.9% of sales compared to 13.6% in fiscal 2005.

Australia/New Zealand Operations

	Year Ended August 31,
	2006	2005
	(Dollars in thousands)

Sales	$96,121	$96,231
Cost of sales	$87,575	$89,362
Gross margin	8.9%	7.1%
Income from operations	$1,735	$1,331

The Australian business reported sales of $96.1 million in fiscal 2006 compared to $96.2 million a year ago. A 3% sales volume increase was offset by unfavorable foreign currency exchange rates. Sales in local currencies increased 1% as volume increases were partially offset by lower unit pricing.

Gross margin expanded to 8.9% of sales in fiscal 2006 from 7.1% last year as the Tamworth, Australia facility improved its production yields and plant utilization upon completion of a reconfiguration of its manufacturing processes in fiscal 2005. Lower wheat and New Zealand grain costs also contributed $0.6 million to the gross margin improvements.

Operating expenses rose to 5.6% of sales from 4.5% a year ago on $0.9 million of employee severance costs incurred during fiscal 2006.

Corporate Operating Expenses

Corporate operating expenses increased to $9.4 million in fiscal 2006 from $7.6 million in 2005. The Company expensed $0.7 million in stock-based compensation costs for corporate employees during fiscal 2006 after adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”. See Note 9 to the Consolidated Financial Statements. Legal and professional fees increased $0.4 million and employee costs, including contributions to the Company’s defined contribution plan, increased $0.5 million.

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

Australia/New Zealand Operations

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

Non-Operating Income (Expense)

Other non-operating income consists of the following:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Royalty and licensing income	$1,827	$1,386	$2,217
Loss on extinguishment of debt	—	(1,051)	(665)
Gain on sale of Tamworth farm	78	1,166	—
Gain on sale of investment	—	736	150
Other	(9)	(28)	285

	$1,896	$2,209	$1,987

In fiscal 2003, the Company exclusively licensed to National Starch Corporation (“National Starch”) certain rights to its resistant starch patent portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $1.8 million, $1.4 million and $2.2 million in income during fiscal 2006, 2005 and 2004, respectively, related to the licensing fee and royalties. The Company has recognized $6.6 million in royalty income from the inception of the agreement through August 31, 2006.

In 2005 and 2004, the Company refinanced its secured term and revolving credit facilities and wrote off $1.1 million and $0.7 million, respectively, of unamortized debt issuance costs related to these credit agreements. See Note 5 to the Consolidated Financial Statements.

In fiscal 2005, Penford sold a parcel of land near its wheat starch plant in Tamworth, New South Wales, Australia, that was used for disposal of effluent from the Tamworth manufacturing process for $1.9 million, and recognized a gain on the sale of $1.2 million.

In the second quarter of fiscal 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company leases back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land will be leased for 25 years beginning August 2006 with annual rent of approximately $0.015 million converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2006 and ii) the majority of land sold will be leased for one year beginning August 2006 with annual rental of approximately $0.08 million converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2006. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million is being recognized proportionally over the terms of the leases discussed above.

In fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction. In fiscal 2004, the Company sold its investment in an early-stage technology company and recognized a gain of $0.2 million.

Interest expense

Interest expense was $5.9 million, $5.6 million and $4.5 million in 2006, 2005 and 2004, respectively. Interest expense rose in fiscal 2006 on higher short-term interest rates on the Company’s revolving line credit and short-term borrowings. The increase in interest expense in 2005 compared to 2004 is due to an increase in the average interest rate between years of 160 basis points.

In September 2005, the Company entered into interest rate swap agreements with several banks to fix the interest rates on $40 million of U.S. dollar denominated term debt at 4.18% and on $10 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement. These swap agreements were in place during fiscal 2006 and eliminated the interest rate volatility on the Company’s term debt.

Income taxes

The effective tax rates for 2006, 2005 and 2004 were 20%, 209% and 27%, respectively. The effective tax rate for fiscal 2006 is lower than the statutory tax rate of 34% due to the tax benefits of the extraterritorial income exclusion (“EIE”) deduction, lower tax rates on foreign earnings and research and development tax credits.

The tax benefit recognized for 2005 of $4.9 million included a $2.5 million tax benefit relating to the Company’s incremental EIE deduction on its U.S. federal income tax returns for fiscal years 2001 through 2004. In 2005, the Company determined that it was probable that the EIE deduction would be sustained. See Note 13 to the Consolidated Financial Statements. Other factors impacting the effective tax rate for 2005 were the benefits resulting from the 2005 EIE deduction, research and development tax credits, and lower foreign tax rates.

The effective tax rate for 2004 was lower than the overall U.S. federal statutory rate of 34% primarily due to the tax benefits of foreign sales, research and development tax credits, and lower foreign tax rates.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted into law. Effective for tax years beginning after December 31, 2004 (fiscal 2006 for Penford), the Act provides for a special deduction from U.S. taxable income equal to a stipulated percentage of a U.S. company’s qualified income from domestic manufacturing activities, as defined, to be phased-in through 2010. The impact of this deduction on the Company’s effective tax rate for fiscal 2006 was insignificant. Also, the extraterritorial income exclusion deduction, which favorably impacts the Company’s effective tax rate, will be phased-out over a two-year period.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its five-year revolving line of credit.

Operating Activities

At August 31, 2006, Penford had working capital of $32.1 million, and $57.3 million outstanding under its credit agreement. Cash flow from operations was $11.4 million, $21.1 million and $20.4 million in fiscal 2006, 2005 and 2004, respectively. The decrease in cash flow from operations in fiscal 2006 is due to a change in the Company’s financing of Australian grain purchases from vendor financing to bank financing. See “Financing Activities” below for a discussion of the grain facility in Australia. Cash flow from operations increased in fiscal 2005 as working capital became a source of cash compared with a use in 2004.

Penford maintains two defined benefit pension plans in the U.S. Rising discount rates have decreased the Company’s underfunded plan status (plan assets compared to benefit obligations). Based on the current underfunded status of the plans and the actuarial assumptions being used for 2007, Penford estimates that it will be required to make minimum contributions to the pension plans of $1.1 million during fiscal 2007.

Investing Activities

Capital expenditures were $14.9 million, $9.4 million and $15.5 million in fiscal 2006, 2005 and 2004, respectively. Capital expenditures declined in 2005 compared to 2004 as projects were deferred during the union strike in the first quarter of 2005. Penford expects capital expenditures, including $35 million in expenditures for the Company’s ethanol production facility, to be approximately $55 million in fiscal 2007.

Financing Activities

Long-term Debt — Fiscal 2005 Credit Facility

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

Substantially all of Penford’s U.S. assets secure the credit facility and the Agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. Pursuant to the terms of the credit agreement, Penford’s borrowing availability was $29.5 million at August 31, 2006.

Long-term Debt — Fiscal 2007 Credit Facility

On October 5, 2006, Penford entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.

The 2007 Agreement refinances the Company’s previous $105 million secured term and revolving credit facilities. Under the 2007 Agreement, the Company may borrow $40 million in term loans and $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the 2007 Agreement provides the Company with $45 million in new capital expansion funds which may be used by the Company to finance the construction of its planned ethanol production facility in Cedar Rapids, Iowa. The capital expansion funds may be borrowed as term loans from time to time prior to October 5, 2008.

The final maturity date for the term and revolving loans under the 2007 Agreement is December 31, 2011. Beginning on December 31, 2006, the Company must repay the term loans in twenty equal quarterly installments of $1 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and $2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the 2007 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the U.S., or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

The 2007 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2007 Agreement) shall not exceed 3.25 through November 30, 2006. Subsequent to November 30, 2006, the maximum Total Funded Debt Ratio varies between 3.00 and 4.50. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the 2007 Agreement, of not more than 1.50 in fiscal 2007, 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million.

The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets.

Short-term Borrowings

The Company’s short-term borrowings consist of an Australian revolving line of credit. On March 1, 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $30.5 million U.S. dollars at the exchange rate at August 31, 2006. This facility expires on February 28, 2007 and carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $9.5 million at August 31, 2006. The Company expects to renew this financing facility at maturity in February 2007 under similar terms.

Dividends

In fiscal 2006, Penford paid dividends on its common stock of $2.1 million at a quarterly rate of $0.06 per share. On October 31, 2006, the Board of Directors declared a dividend of $0.06 per common share payable on December 1, 2006 to shareholders of record as of November 10, 2006. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by the Company’s earnings, financial condition and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the continuation of quarterly dividends in its planning for fiscal 2007.

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

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provide allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2006, the allowance for doubtful accounts receivable was $0.9 million.

Hedging Activities

Penford uses derivative instruments, primarily futures contacts, to reduce exposure to price fluctuations of commodities used in the manufacturing processes in the United States. Penford has elected to designate substantially all of these activities as hedges. This election allows the Company to defer gains and losses on those derivative instruments until the underlying commodity is used in the production process. To reduce exposure to variable short-term interest rates, Penford uses interest rate swap agreements.

The requirements for the designation of hedges are very complex, and require judgments and analysis to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains (losses), net of tax of ($272,000) and $282,000 at August 31, 2006 and 2005, respectively, which are reflected in accumulated other comprehensive income in both years.

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

Valuation of Goodwill

Penford is required to assess on an annual basis, whether the value of goodwill reported on the balance sheet has been impaired, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company’s estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted. See Note 4 to the Consolidated Financial Statements.

Self-insurance Program

The Company maintains a self-insurance program covering portions of workers’ compensation and group health liability costs. The amounts in excess of the self-insured levels are fully insured by third party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and changes that could occur in actuarial assumptions. The financial results of the Company could be significantly affected if future claims and assumptions differ from those used in determining the liabilities.

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

Contractual Obligations

As more fully described in Notes 5 and 8 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2006 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2006 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments:

	2007	2008-2009	2010-2011	2012 & After	Total

Long-term Debt and Capital Lease Obligations	$4,295	$8,088	$8,012	$37,071	$57,466
Short-term Borrowings	9,541	—	—	—	9,541
Operating Lease Obligations	5,759	9,327	3,561	1,246	19,893
Purchase Obligations	57,275	17,814	—	—	75,089

	$76,870	$35,229	$11,573	$38,317	$161,989

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

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2004 (6.4%), 2005 (6.25%) and 2006 (5.5%) reflect the decline in bond yields over the past several years. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.3 million and other postretirement benefit expense by $0.05 million. During fiscal 2006, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2006, as well as net periodic expense for fiscal 2007, to 6.15%.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2006. A 0.5% decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on plan assets at August 31, 2006. The expected return on plan assets used in calculating fiscal 2007 pension expense is 8%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2006, unrecognized losses from all sources are $5.7 million for the pension plans and $1.2 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.2 million in fiscal 2007. Amortization of unrecognized net losses is not expected to impact the net postretirement health care expense in fiscal 2007.

Penford recognized pension expense of $2.4 million, $1.9 million and $1.7 million in 2006, 2005 and 2004, respectively. Penford expects pension expense to be approximately $1.7 million in fiscal 2007. The Company contributed $3.3 million, $3.6 million and $1.1 million to the pension plans in fiscal 2006, 2005 and 2004, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $1.1 million during fiscal 2007.

The Company recognized benefit expense for its postretirement health care plan of $1.2 million, $1.0 million and $1.4 million in fiscal 2006, 2005 and 2004, respectively. Penford expects to recognize approximately $1.0 million in postretirement health care benefit expense in fiscal 2007. The Company contributed $0.7 million, $0.5 million, and $0.5 million in fiscal 2006, 2005 and 2004 to the postretirement health care plans and estimates that it will contribute $0.7 million in fiscal 2007.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will impact future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company adopted SFAS No. 123R and SAB 107 effective September 1, 2005. See Note 9 to the Consolidated Financial Statements for further detail.

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EIFT Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is evaluating the impact this issue may have on its results of operations, financial position and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. At August 31, 2006, $20.7 million of the Company’s debt, including amounts outstanding under the Australian grain inventory financing facility, carried variable interest rates, which are generally set for one to six months. The market risk associated with a 1% adverse change in interest rates at August 31, 2006, is approximately $0.2 million.

In September 2005, the Company entered into interest rate swap agreements with several banks to fix the interest rates on $40 million of U.S. dollar denominated term debt at 4.18% and on $10 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.54%, plus the applicable margin under the Company’s credit agreement.

Foreign Currency Exchange Rates

The Company has U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with the Company’s foreign operation, Penford Australia. Currently, cash generated by Penford Australia’s operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2006, approximately 31% of total debt was denominated in Australian dollars.

The Company has not maintained any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company’s review, may result in the incorporation of derivative instruments in the Company’s hedging strategy. The currency exchange rate risk between Penford’s Australian and New Zealand operations is not significant. For the year ended August 31, 2006, a 10% change in the foreign currency exchange rates compared with the U.S. dollar would have impacted fiscal 2006 reported net income by approximately $0.1 million.

From time to time, Penford enters into foreign exchange forward contracts to manage exposure to receivables and payables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2006, Penford did not have any foreign exchange forward contracts outstanding. At that date, the Company had U.S. dollar denominated trade receivables of $0.6 million at Penford Australia.

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

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2006 and 2005, the fair value of the Company’s net corn position was approximately $0.02 million and $0.2 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2006 and 2005, is estimated at $2,000 and $19,000, respectively.

Over the past years, prices for natural gas have increased over historic levels. Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by sudden market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures and options contracts to hedge exposure to natural gas price fluctuations. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, closely correlated with the price changes in natural gas.

Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2006 and 2005, the fair value of the natural gas exchange-traded futures and options contracts was a loss of approximately $0.3 million and a gain of approximately $0.9 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2006 and 2005 is estimated at $27,000 and $90,000, respectively.

Item 8:  Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets:
Cash	$939	$5,367
Trade accounts receivable, net	44,593	39,653
Inventories	34,953	34,801
Prepaid expenses	4,649	5,084
Other	4,782	4,032

Total current assets	89,916	88,937
Property, plant and equipment, net	124,829	125,267
Restricted cash value of life insurance	10,278	10,132
Other assets	989	1,040
Other intangible assets, net	2,785	3,121
Goodwill, net	21,871	21,420

Total assets	$250,668	$249,917

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$961	$777
Current portion of long-term debt and capital lease obligations	4,295	4,022
Short-term borrowings	9,541	—
Accounts payable	31,686	35,941
Accrued liabilities	11,360	12,626

Total current liabilities	57,843	53,366
Long-term debt and capital lease obligations	53,171	62,107
Other postretirement benefits	13,606	13,091
Deferred income taxes	5,924	4,353
Other liabilities	12,672	16,974

Total liabilities	143,216	149,891
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 10,909,153 shares in 2006 and 10,849,487 in 2005, including treasury shares	10,909	10,849
Additional paid-in capital	39,427	37,728
Retained earnings	78,131	76,040
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income	11,742	8,166

Total shareholders’ equity	107,452	100,026

Total liabilities and shareholders’ equity	$250,668	$249,917

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands, except share
	and per share data)

Sales	$318,419	$296,763	$279,386
Cost of sales	273,476	263,542	241,298

Gross margin	44,943	33,221	38,088
Operating expenses	29,477	26,413	23,063
Research and development expenses	6,198	5,796	6,115
Restructure costs	—	—	1,334

Income from operations	9,268	1,012	7,576
Interest expense	5,902	5,574	4,492
Other non-operating income, net	1,896	2,209	1,987

Income (loss) before income taxes	5,262	(2,353)	5,071
Income tax expense (benefit)	1,034	(4,927)	1,369

Net income	$4,228	$2,574	$3,702

Weighted average common shares and equivalents outstanding, assuming dilution	9,004,190	8,946,195	8,868,050

Earnings per common share:
Basic	$0.48	$0.29	$0.42

Diluted	$0.47	$0.29	$0.42

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Net income	$4,228	$2,574	$3,702

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of ($271), $156 and $274	492	(303)	(609)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of ($152), $350 and $425	(294)	679	945
Foreign currency translation adjustments	536	3,271	3,694
(Increase) decrease in minimum pension liability, net of applicable income tax benefit (expense) of ($1,530), $365 and $150	2,842	(677)	(278)

Other comprehensive income	3,576	2,970	3,752

Total comprehensive income	$7,804	$5,544	$7,454

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Operating activities:
Net income	$4,228	$2,574	$3,702
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	15,583	17,025	17,689
Loss on early extinguishment of debt	—	1,051	665
Gain on sale of investment	—	(736)	—
Gain on sale of land	(78)	(1,166)	—
Deferred income tax benefit	(293)	(5,410)	(618)
Stock-based compensation	1,150	91	159
Other	(625)	246	842
Change in operating assets and liabilities:
Trade receivables	(4,836)	(122)	(1,482)
Inventories	187	(2,042)	(3,519)
Prepaid expenses	449	(914)	(7)
Accounts payable and accrued liabilities	(4,944)	12,102	2,544
Taxes payable	(500)	(2,406)	862
Other	1,064	763	(454)

Net cash flow from operating activities	11,385	21,056	20,383

Investing activities:
Acquisitions of property, plant and equipment, net	(14,905)	(9,413)	(15,454)
Proceeds from investments	—	3,525	—
Proceeds from sale of land	612	1,870	—
Other	(80)	(150)	(433)

Net cash used by investing activities	(14,373)	(4,168)	(15,887)

Financing activities:
Proceeds from short-term borrowings	13,916	—	—
Payments on short-term borrowings	(4,744)	—	—
Proceeds from revolving line of credit	22,920	57,830	39,459
Payments on revolving line of credit	(27,907)	(48,177)	(65,082)
Proceeds from long-term debt	—	22,396	50,039
Payments on long-term debt	(3,980)	(47,867)	(26,362)
Exercise of stock options	508	682	2,145
Payment of loan fees	(224)	(905)	(1,736)
Increase in cash overdraft	184	776	—
Payment of dividends	(2,132)	(2,117)	(2,090)
Other	70	(8)	—

Net cash used by financing activities	(1,389)	(17,390)	(3,627)

Effect of exchange rate changes on cash and cash equivalents	(51)	(46)	(651)

Net increase (decrease) in cash and cash equivalents	(4,428)	(548)	218
Cash and cash equivalents, beginning of year	5,367	5,915	5,697

Cash and cash equivalents, end of year	$939	$5,367	$5,915

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$5,240	$4,754	$3,621
Income taxes, net	$1,342	$563	$2,581
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$102	$85	$—

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Common stock
Balance, beginning of year	$10,849	$10,784	$10,585
Exercise of stock options	51	65	199
Issuance of restricted stock, net	9	—	—

Balance, end of year	10,909	10,849	10,784

Additional paid-in capital
Balance, beginning of year	37,728	36,911	34,628
Exercise of stock options	457	617	1,946
Tax benefit of stock option exercises	101	109	262
Stock based compensation	1,150	91	75
Issuance of restricted stock, net	(9)	—	—

Balance, end of year	39,427	37,728	36,911

Retained earnings
Balance, beginning of year	76,040	75,585	73,985
Net income	4,228	2,574	3,702
Dividends declared	(2,137)	(2,119)	(2,102)

Balance, end of year	78,131	76,040	75,585

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	8,166	5,196	1,444
Change in fair value of derivatives, net of tax	492	(303)	(609)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	(294)	679	945
Foreign currency translation adjustments	536	3,271	3,694
(Increase) decrease in minimum pension liability, net of tax	2,842	(677)	(278)

Balance, end of year	11,742	8,166	5,196

Total shareholders’ equity	$107,452	$100,026	$95,719

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of less than three months when purchased. Amounts are reported in the balance sheets at cost, which approximates fair value.

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2006, 2005 and 2004 is as follows (Dollars in thousands):

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2006	$401	$359	$(91)	$851
2005	$364	$196	$159	$401
2004	538	250	424	364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, the increase in the allowance for doubtful accounts reflects an additional reserve of approximately $0.5 million for a bankrupt customer in the industrial ingredients segment.

Approximately half of the Company’s sales in fiscal 2006, 2005 and 2004 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills. In fiscal 2004, the Industrial Ingredients — North America business wrote off receivable amounts which became uncollectible primarily due to bankruptcies in the paper industry.

Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, payables and accrued liabilities approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.

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

Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2006, the weighted average remaining amortization period for patents is eight years. Intangible pension assets are not amortized. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $15,527,000, $16,326,000 and $16,990,000 was recorded in 2006, 2005 and 2004, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. No interest was capitalized in 2006, 2005 and 2004.

Income Taxes

The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences. Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $14.6 million, as these earnings are deemed to be permanently reinvested. The amount of unrecognized deferred tax liability associated with these temporary differences is approximately $5.4 million.

Revenue Recognition

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped, and title transfers to the customer. Costs associated with shipping and handling is included in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the life of the patents. Research and development costs expensed were $6.2 million, $5.8 million and $6.1 million in fiscal 2006, 2005 and 2004, respectively. Patent costs of $134,000, $19,000 and $39,000 were capitalized in 2006, 2005 and 2004, respectively.

Foreign Currency Translation

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Income statement amounts are translated at average exchange rates prevailing during the year. For fiscal years 2006 and 2005, the net foreign currency transaction gain (loss) recognized in earnings was not material.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are marked-to-market and any resulting unrealized gains and losses, representing the fair value of the derivative instruments, are recorded in other current assets or accounts payable in the consolidated balance sheets. The fair value of derivative instruments included in other current assets at August 31, 2006 was $1.0 million.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings as a component of cost of goods sold. At August 31, 2006, derivative instruments designated as fair value hedges are not material. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense. There was no ineffectiveness related to the Company’s hedging activities related to interest rate swaps. At August 31, 2006, the amount in other comprehensive income related to derivative transactions which the Company expects to recognize in earnings in fiscal 2007 is not material.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. However, over the last three years Penford had no customers that exceeded 10% of sales. Export sales accounted for approximately 13%, 16% and 19% of consolidated sales in fiscal 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Beginning September 1, 2005, the Company recognizes stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 9 for further detail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R, which is effective for the first annual period beginning after June 15, 2005, requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123R. The Company adopted SFAS No. 123R and SAB 107 effective September 1, 2005. See Note 9 for further detail.

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is evaluating the impact this issue may have on its results of operations, financial position and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact that the adoption of FIN 48 will have on its consolidated financial statements.

Note 2 — Inventories

Components of inventory are as follows:

	August 31,
	2006	2005
	(Dollars in thousands)

Raw materials	$18,531	$17,666
Work in progress	449	614
Finished goods	15,973	16,521

Total inventories	$34,953	$34,801

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in earnings in the time period for which the hedge was established. Hedged transactions are within 12 months of the time the hedge is established. The amount of ineffectiveness related to the Company’s hedging activities was not material.

Note 3 — Property and equipment

Components of property and equipment are as follows:

	August 31,
	2006	2005
	(Dollars in thousands)

Land	$16,659	$15,943
Plant and equipment	322,169	304,247
Construction in progress	7,078	11,022

	345,906	331,212
Accumulated depreciation	(221,077)	(205,945)

Net property and equipment	$124,829	$125,267

The above table includes approximately $0.1 million of equipment under capital leases for both years. Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in fiscal 2006 by approximately $0.9 million.

Note 4 — Goodwill and other intangible assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142.

In accordance with this standard, Penford does not amortize goodwill. The Company completed the annual update as of June 1, 2006 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on Penford’s Food Ingredients — North America and the Australia/New Zealand operations reporting units, which are the same as two of the Company’s business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

The Company’s goodwill of $21.9 million and $21.4 million at August 31, 2006 and 2005 respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2005 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of eight years as of August 31, 2006 and an intangible pension asset. There is no residual value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows (Dollars in thousands):

	August 31, 2006		August 31, 2005
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$2,162	$1,217	$2,250	$1,156
Intangible pension asset(1)	1,840	—	2,027	—

	$4,002	$1,217	$4,277	$1,156

(1)	Not covered by the scope of SFAS No. 142

Amortization expense related to intangible assets was $0.1 million in each of 2006, 2005 and 2004. The estimated aggregate annual amortization expense for patents is approximately $0.1 million for each of the next five fiscal years, 2007-2011

Note 5 — Debt

	August 31,
	2006	2005
	(Dollars in thousands)

Secured credit agreements — revolving loans, 7.11% weighted average interest rate at August 31, 2006	$11,188	$16,116
Secured credit agreements — term loans, 6.86% weighted average interest rate at August 31, 2006	46,133	49,936
Grain inventory financing facility — revolving loan, 7.66% weighted average interest rate at August 31, 2006	9,541	—
Capital lease obligations	145	77

	67,007	66,129
Less: current portion and short-term borrowings	13,836	4,022

Long-term debt	$53,171	$62,107

On August 22, 2005, Penford entered into a $105 million Amended and Restated Credit Agreement. This agreement refinances the previous secured term and revolving credit facilities. Under the agreement, the Company may borrow $50 million in term loans and $55 million in revolving lines of credit. The Company may borrow the Australian dollar equivalent of U.S. $10 million in term loans and a maximum of U.S. $15 million in an alternative currency, which is defined in the Agreement as the Australian dollar or other currency approved by the lenders. The revolving lines of credit and term loans expire on August 22, 2010. Interest rates under the credit facility are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the U.S., or the prime rate, depending on the selection of available borrowing options under the Agreement.

Substantially all of Penford’s U.S. assets secure the credit facility and the credit agreement includes, among other things, financial covenants with limitations on indebtedness and capital expenditures and maintenance of fixed charge and leverage ratios. Penford was in compliance with the credit agreement covenants at August 31, 2006. Pursuant to the terms of the credit agreement, Penford’s borrowing availability was $29.5 million at August 31, 2006.

On October 5, 2006, Penford Corporation (the “Company”) entered into a $145 million Second Amended and Restated Credit Agreement. The Agreement refinances the Company’s previous $105 million secured term and revolving credit facilities. See Note 19 for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2006, the Company had $11.2 million and $46.1 million outstanding, respectively, under the revolving credit and term loan portions of its $105 million credit facility. As of August 31, 2006, approximately $20.7 million of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company’s fixed rate debt is $36.8 million of U.S. dollar denominated term debt at 4.18% and $9.3 million of U.S. dollar equivalent Australian dollar denominated term debt at 5.58%, plus the applicable margin under the Company’s credit agreement.

The Company’s short-term borrowings consist of an Australian revolving line of credit. On March 1, 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $30.5 million U.S. dollars at the exchange rate at August 31, 2006. This facility expires on February 28, 2007 and carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $9.5 million at August 31, 2006.

As of August 31, 2006, Penford borrowed $46.1 million in term loans, of which $9.3 million U.S. dollar equivalent was denominated in Australian dollars, and the Company borrowed $11.2 million on its revolving lines of credit, of which $2.1 million U.S. dollar equivalent was denominated in Australian dollars. The maturities of debt existing at August 31, 2006 for the fiscal years beginning with fiscal 2007 are as follows (dollars in thousands):

2007	$13,836
2008	4,052
2009	4,036
2010	4,012
2011	4,000
2012	37,071

$67,007

Included in the Company’s long term debt at August 31, 2006 is $145,000 of capital lease obligations, of which $45,000 is considered current portion of long term debt. See Note 8.

Note 6 — Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2006	2005	2004

Common shares outstanding
Balance, beginning of year	10,849,487	10,784,200	10,584,715
Exercise of stock options	50,972	65,287	199,441
Issuance of restricted stock, net	8,694	—	44

Balance, end of year	10,909,153	10,849,487	10,784,200

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings to any one entity, each Right entitles the holder to purchase common stock of the surviving or purchasing company having a market value of twice the exercise price of the Right. The Rights may be redeemed by Penford at a price of $0.01 per Right and expire on June 16, 2008.

Note 7 — Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	August 31,
	2006	2005
	(Dollars in thousands)

Net unrealized gain on derivatives, net of tax	$480	$282
Foreign currency translation adjustments	13,393	12,857
Minimum pension liability, net of tax	(2,131)	(4,973)

	$11,742	$8,166

The earnings associated with the Company’s investment in Penford Australia are considered to be permanently invested and no provision for U.S. income taxes on the related translation adjustment has been provided.

Note 8 — Leases

Certain of the Company’s property, plant and equipment is leased under operating leases ranging from one to fifteen years with renewal options. Rental expense under operating leases was $6.3 million, $5.4 million and $5.2 million in 2006, 2005 and 2004, respectively. Future minimum lease payments for fiscal years beginning with the fiscal year ending August 31, 2006 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2007	$57	$5,759
2008	59	4,906
2009	39	4,421
2010	12	2,643
2011	—	918
Thereafter	—	1,246

Total minimum lease payments	167	$19,893

Less: amounts representing interest	(22)

Net minimum lease payments	$145

Note 9 — Stock-based Compensation Plans

On January 24, 2006, the shareholders approved the Penford Corporation 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the approval of the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of August 31, 2006, the aggregate number of shares of the Company’s common stock that may be issued as awards under the 2006 Incentive Plan is 789,476. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-qualified stock options granted under the 1994 Plan generally vest ratably over four years and expire ten years from the date of grant. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over four years and expire seven years from the date of grant. Non-qualified options granted under the Directors’ Plan were granted at 75% of the fair market value of the Company’s common stock on the date of grant. Options granted under the Directors’ Plan vested six months after the grant date and expire at the earlier of ten years after the date of grant or three years after the date the non-employee director ceases to be a member of the Board.

General Option Information

A summary of the stock option activity for the three years ended are as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Option Price	Exercise	Term	Intrinsic
	Shares	Range	Price	(In Years)	Value

Outstanding Balance, August 31, 2003	1,134,983	$5.77 - 17.69	$12.94
Granted	50,660	9.83 - 14.50	11.52
Exercised	(199,441)	5.77 - 14.88	10.76
Cancelled	(13,539)	12.44 - 13.73	13.41

Outstanding Balance, August 31, 2004	972,663	5.77 - 17.69	13.31
Granted	224,235	12.75 - 16.34	15.69
Exercised	(62,378)	5.77 - 14.50	10.45
Cancelled	(26,985)	12.75 - 14.50	12.99

Outstanding Balance, August 31, 2005	1,107,535	6.02 - 17.69	13.96
Granted	248,500	13.32 - 16.03	14.81
Exercised	(50,972)	6.02 - 13.92	15.35
Cancelled	(134,000)	12.79 - 17.69	16.75

Outstanding Balance, August 31, 2006	1,171,063	6.18 - 17.69	13.98	6.39	$2,300,471

Options Exercisable at August 31,
2004	598,175	5.77 - 17.69	13.29
2005	689,735	6.02 - 17.69	13.57
2006	721,938	6.18 - 17.69	13.38	5.60	$1,872,189

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.64 as of August 31, 2006 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 was $274,700, $327,400 and $763,300, respectively.

The weighted average grant date fair value of stock options granted under the 2006 Incentive Plan during fiscal year 2006 was $7.18 and under the 1994 Plan during fiscal years 2006, 2005 and 2004 was $6.01, $7.71 and $7.82, respectively. The weighted average grant date fair value of stock options granted under the Directors’ Plan during fiscal 2005 and 2004 was $10.30 and $6.82, respectively. There were no options granted to directors during fiscal 2006 and options granted to directors during fiscal 2005 were cancelled in fiscal 2005 in exchange for cash because of certain changes in the tax laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2006, the Company had $1.7 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2006:

	Options Outstanding
		Wtd. Avg.		Options Exercisable
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$ 6.02 - 12.50	161,622	4.94	$10.38	150,497	$10.26
12.51 - 14.00	517,941	6.46	12.98	377,441	12.91
14.01 - 17.69	491,500	6.79	16.23	194,000	16.73

	1,171,063			721,938

Adoption of SFAS No. 123R

On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value for the options granted under the Directors’ Plan and restricted stock awards prior to September 1, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the options was estimated on the date of grant using the following assumptions for each stock option plan during fiscal years 2006, 2005 and 2004.

	Year Ended August 31,
	2006 Incentive Plan			1994 Plan
	2006	2005	2004	2006	2005	2004

Expected volatility	51%	—	—	52%	58%	59%
Expected life (years)	5.5	—	—	5.0	4.1	3.8
Interest rate (percent)	4.9-5.1	—	—	4.4 - 4.5	3.7 - 4.0	1.9 - 4.1
Dividend yield	1.6%	—	—	1.7%	1.6%	1.5%

	Year Ended August 31,
	Directors’ Plan
	2006	2005	2004

Expected volatility	—	58%	59%
Expected life (years)	—	5.0	2.7
Interest rate (percent)	—	3.7 - 4.0	1.9 - 4.1
Dividend yield	—	1.6%	1.5%

There were no stock options granted under the Directors’ Plan in fiscal 2006 and options granted to directors in fiscal 2005 were cancelled in exchange for cash because of changes in the tax laws.

SFAS No. 123R

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. For fiscal year 2006, the Company recognized $1.1 million in stock-based compensation costs. In 2006, 2005 and 2004, the Company recognized $42,000, $42,000 and $93,000, respectively, of stock-based compensation cost related to Director’s discounted stock options and restricted stock awards. The following table summarizes the stock-based compensation cost under SFAS No. 123R for fiscal year 2006 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

2006

Cost of sales	$70
Operating expenses	999
Research and development expenses	38

Total stock-based compensation expense	$1,107
Tax benefit	410

Total stock-based compensation expense, net of tax	$697

See Note 16 for stock-based compensation costs recognized in the financial statements of each business segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Information under SFAS 123 for Periods Prior to Fiscal 2006

If the fair value recognition provisions of SFAS 123 had been applied to stock-based compensation for fiscal years 2005 and 2004, the Company’s pro forma net income and basic and diluted earnings per share would have been as follows:

	2005	2004
	(In thousands, except per share data)

Net income, as reported	$2,574	$3,702
Add: Stock-based employee compensation expense included in reported net income, net of tax	36	81
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(898)	(1,181)

Net income, pro forma	$1,712	$2,602

Earnings per share:
Basic — as reported	$0.29	$0.42

Basic — pro forma	$0.19	$0.30

Diluted — as reported	$0.29	$0.42

Diluted — pro forma	$0.19	$0.29

Restricted Stock

Non-employee directors receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan, which provides that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period. On September 1, 2005, 8,694 shares of restricted common stock of the Company, all of which were unvested at August 31, 2006, were granted to the non-employee directors.

Note 10 — Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.

The Company also maintains a postretirement health care benefit plan covering its North American bargaining unit hourly retirees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2006 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at September 1	$39,132	$32,786	$15,041	$14,652
Service cost	1,673	1,066	391	352
Interest cost	2,102	2,065	785	775
Plan participants’ contributions	—	—	148	112
Amendments	—	1,124	—	(1,523)
Actuarial (gain) loss	(1,052)	127	(840)	(82)
Change in assumptions	(3,312)	3,746	(1,104)	1,387
Benefits paid	(1,808)	(1,782)	(800)	(632)

Benefit obligation at August 31	$36,735	$39,132	$13,621	$15,041

Change in plan assets:
Fair value of plan assets at September 1	$26,759	$21,594	$—	$—
Actual return on plan assets	2,262	3,387	—	—
Company contributions	3,308	3,560	652	520
Plan participants’ contributions	—	—	148	112
Benefits paid	(1,808)	(1,782)	(800)	(632)

Fair value of the plan assets at August 31	$30,521	$26,759	$—	$—

Funded status:
Plan assets less than projected benefit obligation	$(6,214)	$(12,373)	$(13,621)	$(15,041)
Unrecognized net actuarial loss	5,655	10,734	1,234	3,321
Unrecognized prior service cost	1,840	2,027	(1,219)	(1,371)

Net asset (liability)	$1,281	$388	$(13,606)	$(13,091)

Recognized as:
Intangible pension asset	$1,840	$2,027	$—	$—
Accrued benefit liability	(3,838)	(9,289)	(13,606)	(13,091)
Other comprehensive income	3,279	7,650	—	—

	$1,281	$388	$(13,606)	$(13,091)

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (Dollars in thousands):

	August 31,
	2006	2005

Projected benefit obligation	$36,735	$39,132
Accumulated benefit obligation	$34,359	$36,048
Fair value of plan assets	$30,521	$26,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2006, the Company recorded a reduction to minimum pension liability of $4,371,000 to reflect the excess of the fair value of plan assets over the accumulated benefit obligations. This charge is reflected in other comprehensive income, net of tax.

Effective August 1, 2004, the Company’s postretirement health care benefit plan covering bargaining unit hourly employees was closed to new entrants and to any current employee who did not meet minimum requirements as to age plus years of service.

The defined benefit pension plans for salary and hourly employees were closed to new participants effective January 1, 2005 and August 1, 2004, respectively.

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)

Components of net periodic benefit cost
Service cost	$1,673	$1,066	$915	$391	$352	$505
Interest cost	2,102	2,065	1,889	785	775	852
Expected return on plan assets	(2,150)	(1,868)	(1,736)	—	—	—
Amortization of transition obligation	—	—	121	—	—	—
Amortization of prior service cost	187	194	109	(152)	(152)	—
Amortization of actuarial loss	602	480	437	143	38	59

Benefit cost	$2,414	$1,937	$1,735	$1,167	$1,013	$1,416

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	5.50%	6.25%	6.40%	5.50%	6.25%	6.40%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	6.15%	5.50%	6.25%	6.15%	5.50%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2006. A 0.5% decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on the assets of the plans at August 31, 2006. The expected return on plan assets to be used in calculating fiscal 2007 pension expense is 8%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2004 (6.4%), 2005 (6.25%) and 2006 (5.50%) reflect the decline in bond yields over the last several years. During fiscal 2006, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2006, as well as net periodic expense for fiscal 2007, to 6.15%. Lowering the discount rate by 0.25% would increase pension expense by approximately $0.3 million and other postretirement benefit expense by $0.05 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.2 million in fiscal 2007. Amortization of unrecognized net losses is not expected to impact the net postretirement health care expense in fiscal 2007.

	2006	2005	2004

Assumed health care cost trend rates:
Current health care trend assumption	10.00%	10.00%	12.00%
Ultimate health care trend rate	4.75%	4.75%	4.75%
Year ultimate health care trend is reached	2015	2014	2013

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components in fiscal 2006	$161	$(133)
Effect on postretirement accumulated benefit obligation as of August 31, 2006	$1,696	$(1,720)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2006	2005

U.S. equities	60%	55%	55%
International equities	10%	15%	15%
Fixed income investments	25%	25%	25%
Real estate	5%	5%	5%
Cash and other investments	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $3.3 million, $3.6 million and $1.1 million in fiscal 2006, 2005 and 2004, respectively. The Company expects to contribute $1.1 million to its defined benefit pension plans during fiscal 2007. Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2007 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement

2007	$1.9	$0.7
2008	1.9	0.7
2009	2.0	0.7
2010	2.0	0.7
2011	2.0	0.8
2012-2016	$11.2	$4.8

Note 11 — Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan where eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $882,000, $750,000 and $777,000 for fiscal years 2006, 2005 and 2004, respectively.

The plan also includes an annual profit-sharing component that is awarded by the Board of Directors based on achievement of predetermined corporate goals. This feature of the plan is available to all employees who meet the eligibility requirements of the plan. There were no profit-sharing contributions paid to participants for fiscal years 2006, 2005 and 2004.

Deferred Compensation Plan

The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $184,000, $188,000 and $225,000 was accrued in 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2006, 2005 and 2004, the net periodic pension expense accrued for this plan was $305,000, $302,000 and $185,000, respectively. Net periodic benefit expense for fiscal 2004 is net of curtailment gains of $133,000, resulting from the termination of one participant in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. The accrued obligation related to the plan was $3.9 million and $3.8 million for fiscal years 2006 and 2005, respectively.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4,345,000, $4,656,000 and $4,595,000 in 2006, 2005 and 2004, respectively.

Superannuation Fund

The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 9% of each employee’s eligible pay. In New Zealand, the Company sponsors a superannuation benefit plan whereby it contributes 7.5% and 5% of eligible pay for salaried and hourly employees, respectively. The Company contributions to superannuation funds were $1,074,000, $1,085,000 and $1,079,000 in 2006, 2005 and 2004, respectively.

Note 12 — Other Non-operating Income

Other non-operating income consists of the following:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Royalty and licensing income	$1,827	$1,386	$2,217
Loss on extinguishment of debt	—	(1,051)	(665)
Gain on sale of Tamworth farm	78	1,166	—
Gain on sale of investment	—	736	150
Other	(9)	(28)	285

	$1,896	$2,209	$1,987

In February 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company leases back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land is leased for 25 years beginning August 2006 with annual rent of approximately $0.015 million converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2006 and ii) the majority of land sold is leased for one year beginning August 2006 with annual rental of approximately $0.08 million converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2006. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million will be recognized proportionally over the terms of the leases discussed above.

In 2005 and 2004, the Company refinanced its secured term and revolving credit facilities and wrote off $1.1 million and $0.7 million, respectively, of unamortized debt issuance costs related to these credit agreements. See Note 5.

In the first quarter of fiscal 2003, the Company sold certain assets of its resistant starch Hi-maize business to National Starch Corporation (“National Starch”). The Company recorded a $1.9 million gain on the sale of these assets. The Company also exclusively licensed to National Starch certain rights to its resistant starch intellectual property portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company recognized $1.8 million, $1.4 million and $2.2 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income during fiscal 2006, 2005 and 2004, respectively, related to the licensing fee and royalties. The Company has recognized $6.6 million in royalty income from the inception of the agreement through August 31, 2006.

In the fourth quarter of 2005, the Company sold a parcel of land suitable for residential real estate development in Tamworth, New South Wales, Australia, to a third-party purchaser for $1.9 million in cash, recognizing a gain on the sale of $1.2 million. The Company has leased the property from the purchaser for 12 months with an option to renew the lease for an additional 6 months. The annual rental on the property converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2006 is $0.08 million.

In the third quarter of fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

Note 13 — Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Domestic	$3,502	$(4,635)	$(151)
Foreign	1,760	2,282	5,222

Total	$5,262	$(2,353)	$5,071

Income tax expense (benefit) consists of the following:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Current:
Federal	$68	$(353)	$364
State	709	170	284
Foreign	550	666	1,339

	1,327	483	1,987
Deferred:
Federal	529	(4,579)	(692)
State	(536)	(573)	(317)
Foreign	(286)	(258)	391

	(293)	(5,410)	(618)

Total	$1,034	$(4,927)	$1,369

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$1,034	$(4,927)	$1,369
Comprehensive income (loss)	1,649	(871)	(849)

	$2,683	$(5,798)	$520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Statutory tax rate	34%	34%	34%
Statutory tax on income	$1,789	$(800)	$1,724
State taxes, net of federal benefit	114	(245)	(22)
Nondeductible depreciation and amortization	76	97	75
Tax credits, including research and development credits	(136)	(247)	(60)
Extraterritorial income exclusion benefit	(546)	(2,970)	(340)
Lower statutory rate on foreign earnings	(82)	(449)	(163)
Other	(181)	(313)	155

Total provision	$1,034	$(4,927)	$1,369

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2006	2005
	(Dollars in thousands)

Deferred tax assets:
Alternative minimum tax credit	$466	$2,636
Research and development credit	—	492
Postretirement benefits	7,957	9,196
Provisions for accrued expenses	1,988	1,911
Other	1,663	1,077

Total deferred tax assets	12,074	15,312

Deferred tax liabilities:
Depreciation	16,513	18,396
Other	393	165

Total deferred tax liabilities	16,906	18,561

Net deferred tax liabilities	$4,832	$3,249

Recognized as:
Other current assets	$1,092	$1,104
Long-term deferred income taxes	(5,924)	(4,353)

Total net deferred tax liabilities	$4,832	$3,249

At August 31, 2006, the Company had federal alternative minimum tax credit carryforwards of $0.5 million, which do not expire under current tax law.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of August 31, 2006 because the Company intends to reinvest such earnings indefinitely outside of the United States.

In August 2005, the Company received a report from the Internal Revenue Service (“IRS”) regarding the audit of the Company’s U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002. The IRS has challenged the deductibility of interest expense, loss on extinguishment of debt and debt issuance costs in those years. At August 31, 2006, these tax returns are before the IRS’s Appeals Division. No assurance can be given that these tax matters will be resolved in the Company’s favor in view of the inherent uncertainties and complexity involved in tax proceedings. Although the Company believes that its tax return positions are supportable, management has recorded a current tax liability for its best estimate of the probable loss on certain of these positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, the Company filed amended U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002, increasing the extraterritorial income exclusion (“EIE”) deduction. The methodology that was used to determine the incremental EIE deduction for those years was also utilized for the federal income tax returns for fiscal years ended August 31, 2003, 2004 and 2005. Penford had not recognized the tax benefit associated with the incremental EIE deduction for fiscal years 2001 through 2004 because the Company had concluded that it was not probable, as defined in FASB Statement No. 5, “Accounting for Contingencies,” that the deduction would be sustained. In its tax audits of the fiscal 2001 and 2002 federal income tax returns, the IRS did not challenge the Company’s EIE deduction for those years. Accordingly, in the fourth quarter of 2005, the Company recognized the incremental tax benefit of this deduction for fiscal years 2001 through 2004. The amount of tax benefit recognized for years prior to 2005 was $2.5 million.

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

Note 15 — Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per share:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands, except share and
	per share data)

Net income	$4,228	$2,574	$3,702

Weighted average common shares outstanding	8,899,999	8,826,916	8,733,059
Net effect of dilutive stock options	104,191	119,279	134,991

Weighted average common shares and equivalents outstanding, assuming dilution	9,004,190	8,946,195	8,868,050

Earnings per common share:
Basic	$0.48	$0.29	$0.42

Diluted	$0.47	$0.29	$0.42

Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 536,775, 346,388 and 214,000 for 2006, 2005 and 2004, respectively.

Note 16 — Segment Reporting

Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products industries. The Food Ingredients segment produces specialty starches for food applications. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations produce specialty starches used primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the food ingredients business. See Part 1, Item 1, “Business,” for a description of the products for each segment. A fourth item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients — North America is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations. The accounting policies of the reportable segments are the same as those described in Note 1.

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Sales
• Industrial ingredients — North America	$165,850	$147,782	$143,612
• Food ingredients — North America	57,156	53,661	47,518
• Australia/New Zealand operations	96,121	96,231	89,128
• Corporate and other	(708)	(911)	(872)

	$318,419	$296,763	$279,386

Depreciation and amortization
• Industrial ingredients — North America	$7,812	$8,832	$9,783
• Food ingredients — North America	3,301	3,311	3,263
• Australia/New Zealand operations	4,199	4,306	4,069
• Corporate and other	271	576	574

	$15,583	$17,025	$17,689

Income (loss) from operations
• Industrial ingredients — North America	$9,121	$(147)	$3,846
• Food ingredients — North America	7,819	7,404	5,046
• Australia/New Zealand operations	1,735	1,331	4,549
• Corporate and other	(9,407)	(7,576)	(5,865)

	$9,268	$1,012	$7,576

Capital expenditures, net
• Industrial ingredients — North America	$8,858	$4,211	$5,753
• Food ingredients — North America	1,651	1,742	1,929
• Australia/New Zealand operations	4,323	3,319	7,750
• Corporate and other	73	141	22

	$14,905	$9,413	$15,454

	August 31,
	2006	2005
	(Dollars in thousands)

Total assets
• Industrial ingredients — North America	$98,733	$96,860
• Food ingredients — North America	31,714	33,158
• Australia/New Zealand operations	104,491	105,310
• Corporate and other	15,730	14,589

	$250,668	$249,917

Total goodwill — Australia/New Zealand	$21,871	$21,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of total income from operations for the Company’s segments to income before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Income from operations	$9,268	$1,012	$7,576
Other non-operating income	1,895	2,201	1,968
Investment income	1	8	19
Interest expense	(5,902)	(5,574)	(4,492)

Income (loss) before income taxes	$5,262	$(2,353)	$5,071

Sales, attributed to the point of origin, are as follows:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

Sales
• United States	$222,298	$200,532	$190,258
• Australia/New Zealand	96,121	96,231	89,128

	$318,419	$296,763	$279,386

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2006	2005	2004
	(Dollars in thousands)

United States	$198,439	$175,741	$157,305
Australia/New Zealand	79,919	74,222	68,068
Japan	18,334	19,343	17,671
Canada	11,718	13,063	17,602
Other	10,009	14,394	18,740

	$318,419	$296,763	$279,386

	August 31,
	2006	2005
	(Dollars in thousands)

Long-lived assets, net
• North America	$82,556	$82,986
• Australia/New Zealand	64,144	63,701

	$146,700	$146,687

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the adoption of SFAS No. 123R on September 1, 2005, the Company recognized $1.1 million in stock-based compensation expense for fiscal 2006. The following table summarizes the stock-based compensation expense related to stock option awards by segment for fiscal year 2006.

(Dollars in thousands)

Industrial Ingredients — North America	$217
Food Ingredients — North America	123
Australia/New Zealand operations	49
Corporate	718

$1,107

Prior to September 1, 2005, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation expense was recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards. See Note 9.

Note 17 — Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$77,903	$77,078	$79,130	$84,308	$318,419
Cost of sales	67,503	68,534	67,070	70,369	273,476

Gross margin	10,400	8,544	12,060	13,939	44,943
Net income (loss)	196	(511)	1,991	2,552	4,228
Earnings (loss) per common share:
Basic	$0.02	$(0.06)	$0.22	$0.29	$0.48
Diluted	$0.02	$(0.06)	$0.22	$0.28	$0.47
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

	First	Second	Third	Fourth
Fiscal 2005	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)	Total
	(Dollars in thousands, except per share data)

Sales	$72,065	$69,219	$76,101	$79,378	$296,763
Cost of sales	68,836	62,059	66,061	66,586	263,542

Gross margin	3,229	7,160	10,040	12,792	33,221
Net income (loss)	(3,826)	(992)	2,585	4,807	2,574
Earnings (loss) per common share:
Basic	$(0.43)	$(0.11)	$0.29	$0.54	$0.29
Diluted	$(0.43)	$(0.11)	$0.29	$0.54	$0.29
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

(1)	The Company’s operating results for the third quarter of fiscal 2005 included a $0.7 million pre-tax gain related to the sale of an investment and the operating results for the fourth quarter of fiscal 2005 included the following items: (i) $1.1 million pre-tax write off of unamortized transaction costs related to the Company’s refinancing of its credit facility; (ii) $1.2 million pre-tax gain on sale of land and (iii) recognition of tax benefit of $3.2 million related to current and prior years extraterritorial income exclusion deduction. The tax benefit of $2.5 million related to 2001 through 2004 was recognized in 2005 when the Company determined that it was probable that the deduction on the U.S. federal income tax returns would be sustained. See Note 12 and 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Legal Proceedings

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the fourth quarter of the Company’s fiscal year 2006, the parties continued to conduct discovery. Based upon discovery responses made by Graphic, Graphic is seeking damages of approximately $3.3 million. Penford is seeking damages of approximately $675,000.

The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from Company counsel, the ultimate resolution of these actions will not materially affect the consolidated financial statements of the Company.

Note 19 — Subsequent Event

On October 5, 2006, Penford Corporation (the “Company”) entered into a $145 million Second Amended and Restated Credit Agreement (the “Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.

The Agreement refinances the Company’s previous $105 million secured term and revolving credit facilities. Under the Agreement, the Company may borrow $40 million in term loans and $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the Agreement provides the Company with $45 million in new capital expansion funds which may be used by the Company to finance the construction of its planned ethanol production facility in Cedar Rapids, Iowa. The capital expansion funds may be borrowed as term loans from time to time prior to October 5, 2008.

The final maturity date for the term and revolving loans under the Agreement is December 31, 2011. Beginning on December 31, 2006, the Company must repay the term loans in twenty equal quarterly installments of $1 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and $2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the Agreement are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the U.S., or the prime rate, depending on the selection of available borrowing options under the Agreement.

The Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the Agreement) shall not exceed 3.25 through November 30, 2006. Subsequent to November 30, 2006, the maximum Total Funded Debt Ratio varies between 3.00 and 4.50. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the Agreement, of not more than 1.50 in fiscal 2007, 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million.

The Company’s obligations under the Agreement are secured by substantially all of the Company’s assets and those of its principal domestic subsidiary, Penford Products Co.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2006. Ernst & Young LLP has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of August 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective September, 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penford Corporation’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Controls over Financial Reporting, that Penford Corporation maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penford Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Penford Corporation maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penford Corporation as of August 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006 of Penford Corporation and our report dated November 9, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 9, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Management’s report on internal control over financial reporting and the related report of the Company’s registered independent public accounting firm are included at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

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

The information set forth under the heading “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2006. The Company has no equity compensation plans that have not been approved by security holders.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan(1)	900,500	$14.18	—
1993 Non-Employee Director Restricted Stock Plan(2)	—	—	10,039
2006 Long-Term Incentive Plan	150,000	$15.78	789,476
Stock Option Plan for Non-Employee Directors(3)	120,563	$10.25	—

Total	1,171,063	$13.96	799,515

(1)	This plan has been terminated and no additional options are available for grant. The options which were not granted under the 1994 Stock Option Plan at January 24, 2006 or which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.

(2)	Each Director receives a grant of $18,000 of restricted stock every three years. The restricted stock vests one-third on each anniversary of the grant date.

(3)	This plan has been terminated and no additional options will be granted under this plan.

Item 13.	Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions of the Company is set forth under the heading “Change-in-Control Arrangements” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services appears under the heading “Fees Paid to Ernst & Young LLP” in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated balance sheets as of August 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2006 and the reports of the independent registered public accounting firm are included in Part II, Item 8.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits

See index to Exhibits on page 62.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2006.

Penford Corporation

/s/  Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 14, 2006.

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

Exhibit No.	Item

2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
3.1	Restated and Amended Articles of Incorporation, as amended
3.2	Bylaws of Registrant as amended and restated as of October 28, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2005)
3.3	Section 3.2 of the Registrant’s Amended and Restated Bylaws (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K filed November 3, 2005)
4.1	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s File No. 000-11488, Amendment to Registration Statement on Form 8-K/A dated May 5, 1997, filed May 5, 1997)
10.1	Penford Corporation Deferred Compensation Plan, dated September 1, 2001*
10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Lawlor, Cordier, Kunerth, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*
10.3	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*
10.4	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
10.5	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*
10.6	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Proxy Statement filed December 20, 2005)*
10.7	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed February 21, 2006)*
10.8	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)
10.9	Amended and Restated Credit Agreement dated August 22, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 22, 2005, filed August 26, 2005).
10.10	First Amendment to Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2006, filed July 10, 2006).
10.11	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)
10.12	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*
10.13	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2006, filed November 14, 2005)*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement