Form 10-Q
period 2006-11-30
PENFORD CORP
filed 2007-01-09
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
Yes ☐ No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 5, 2007 was 8,954,387.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$939
Trade accounts receivable, net	48,640	44,593
Inventories	37,419	34,953
Prepaid expenses	4,287	4,649
Other	4,912	4,782

Total current assets	95,258	89,916

Property, plant and equipment, net	129,387	124,829
Restricted cash value of life insurance	10,311	10,278
Goodwill, net	22,491	21,871
Other intangible assets, net	2,786	2,785
Other assets	1,725	989

Total assets	$261,958	$250,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$4,140	$961
Current portion of long-term debt and capital lease obligations	4,051	4,295
Short-term borrowings	9,850	9,541
Accounts payable	29,165	31,686
Accrued liabilities	11,658	11,360

Total current liabilities	58,864	57,843

Long-term debt and capital lease obligations	61,005	53,171
Other post-retirement benefits	13,663	13,606
Deferred income taxes	4,563	5,924
Other liabilities	12,861	12,672

Total liabilities	150,956	143,216

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,935 and 10,909 shares, respectively	10,935	10,909
Additional paid-in capital	40,046	39,427
Retained earnings	80,166	78,131
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	12,612	11,742

Total shareholders’ equity	111,002	107,452

Total liabilities and shareholders’ equity	$261,958	$250,668

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
(In thousands, except per share data)	2006	2005
Sales	$85,500	$77,903

Cost of sales	72,306	67,503

Gross margin	13,194	10,400

Operating expenses	7,100	7,738
Research and development expenses	1,571	1,437

Income from operations	4,523	1,225

Non-operating income, net	521	362
Interest expense	1,304	1,333

Income before income taxes	3,740	254

Income tax expense	1,167	58

Net income	$2,573	$196

Weighted average common shares and equivalents outstanding:
Basic	8,944	8,877
Diluted	9,072	8,923

Earnings per share:
Basic	$0.29	$0.02
Diluted	$0.28	$0.02

Dividends declared per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$2,573	$196
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	3,843	3,844
Stock-based compensation	299	304
Deferred income taxes	(463)	(141)
Other	(761)	(158)
Change in assets and liabilities:
Trade accounts receivable	(3,535)	(1,968)
Prepaid expenses	385	702
Inventories	(1,763)	(54)
Accounts payable and accrued liabilities	(4,486)	(4,784)
Taxes payable	852	(673)
Other	115	736

Net cash used in operating activities	(2,941)	(1,996)

Cash flows from investing activities:
Investment in property, plant and equipment, net	(7,430)	(5,243)
Other	(33)	(58)

Net cash used in investing activities	(7,463)	(5,301)

Cash flows from financing activities:
Proceeds from short-term borrowings	3,892	—
Payments on short-term borrowings	(3,879)	—
Proceeds from revolving line of credit	12,989	6,719
Payments on revolving line of credit	(8,820)	—
Proceeds from long-term debt	4,200	—
Payments of long-term debt	(1,248)	(1,000)
Payments under capital lease obligation	(12)	—
Exercise of stock options	319	—
Payment of loan fees	(805)	(15)
Increase in cash overdraft	3,178	740
Payment of dividends	(536)	(531)
Other	27	(4)

Net cash provided by financing activities	9,305	5,909

Effect of exchange rate changes on cash and cash equivalents	160	41

Net decrease in cash and cash equivalents	(939)	(1,347)
Cash and cash equivalents, beginning of period	939	5,367

Cash and cash equivalents, end of period	$—	$4,020

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
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2006 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is evaluating the impact this issue may have on its consolidated financial statements.
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

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement and a balance sheet approach in assessing materiality. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact on the consolidated financial statements.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is evaluating the impact that adopting this statement may have on its consolidated financial statements.
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income in shareholders’ equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is evaluating the impact that adopting this statement will have on its consolidated financial statements.
     3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of November 30, 2006, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 735,226. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
     General Option Information
     A summary of the stock option activity for the three months ended November 30, 2006, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2006	1,171,063	$13.98
Granted	65,000	16.25
Exercised	(26,250)	12.14
Cancelled	(10,750)	12.92

Outstanding Balance, November 30, 2006	1,199,063	$14.16	6.16	$2,952,700

Options Exercisable at November 30, 2006	762,563	$13.58	5.53	$2,358,200
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.52 as of November 30, 2006 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three months ended November 30, 2006 was $89,600. No stock options were exercised during the three months ended November 30, 2005.

     The weighted average grant date fair value of stock options granted under the 2006 Incentive Plan during the three months ended November 30, 2006 was $6.74 and under the 1994 Plan during the three months ended November 30, 2005 was $6.93.
     As of November 30, 2006, the Company had $1.8 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.
     The following table summarizes information concerning outstanding and exercisable options as of November 30, 2006:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price
$ 6.18 — 13.00	469,893	5.43	$11.93	421,018	$11.84
13.01 — 16.00	390,670	6.71	14.61	155,045	14.10
16.01 — 17.69	338,500	6.55	16.71	186,500	17.08

	1,199,063			762,563

     Valuation and Expense Under SFAS No. 123R
     On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The Company elected to use the modified prospective transition method for adopting SFAS No. 123R which requires the recognition of stock-based compensation cost on a prospective basis. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123.
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
     For the three months ended November 30, 2006 and 2005, the fair value of the options was estimated on the date of grant using the following assumptions.

	Three Months Ended November 30,
	2006 Incentive Plan		1994 Plan
	2006	2005	2006	2005
Expected volatility	45%	—	—	52%
Expected life (years)	5.5	—	—	5.0
Interest rate (percent)	4.4-4.9	—	—	4.4-4.5
Dividend yield	1.5%	—	—	1.7%
     No stock options were granted under the 1994 Plan during the first quarter of fiscal 2007 and no stock options were granted under the 2006 Incentive Plan during the three months ended November 30, 2005.
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. For each of the three month periods ended

November 30, 2006 and 2005, the Company recognized $0.3 million in stock-based compensation costs. The following table summarizes the stock-based compensation cost under SFAS No. 123R for the three months ended November 30, 2006 and 2005 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended November 30,
	2006	2005

Cost of sales	$24	$20
Operating expenses	258	262
Research and development expenses	7	12

Total stock-based compensation expense	$289	$294
Tax benefit	107	100

Total stock-based compensation expense, net of tax	$182	$194

     See Note 11 for stock-based compensation costs recognized in the financial statements of each business segment.
     Restricted Stock
     Non-employee directors receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan, which provides that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period. In September 2005, 8,694 shares of restricted common stock of the Company were granted to the non-employee directors.
     4—INVENTORIES
     The components of inventory are as follows:

	November 30,	August 31,
	2006	2006
	(In thousands)
Raw materials	$19,425	$18,531
Work in progress	560	449
Finished goods	17,434	15,973

Total inventories	$37,419	$34,953

     5—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2006	2006
	(In thousands)
Land	$16,968	$16,659
Plant and equipment	324,512	322,169
Construction in progress	13,489	7,078

	354,969	345,906
Accumulated depreciation	(225,582)	(221,077)

Net property, plant and equipment	$129,387	$124,829

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first three months of fiscal 2007 by approximately $1.2 million.

     6—DEBT
     On October 5, 2006, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
     The Agreement refinanced the Company’s previous $105 million secured term and revolving credit facilities. Under the Agreement, the Company may borrow $40 million in term loans and $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the Agreement provides the Company with $45 million in new capital expansion funds which may be used by the Company to finance the construction of its planned ethanol production facility in Cedar Rapids, Iowa. The capital expansion funds may be borrowed as term loans from time to time prior to October 5, 2008.
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
     At November 30, 2006, the Company had $24.9 million and $40.0 million outstanding, respectively, under the revolving credit and term loan portions of its $145 million credit facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $36.8 million at November 30, 2006. In addition, the Company has not drawn down any of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. The Company was in compliance with the covenants in its credit agreement as of November 30, 2006 and expects to be in compliance with the covenants for the remainder of fiscal 2007.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $31.4 million U.S. dollars at the exchange rate at November 30, 2006. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $9.8 million at November 30, 2006.
     As of November 30, 2006, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on $35.8 million of U.S. dollar denominated term debt at 4.18% plus the applicable margin under the Company’s credit agreement. As of November 30, 2006, the fair value of the interest rate swaps was $0.6 million. In the first quarter of fiscal 2007, the Company terminated an interest rate swap on approximately $9.0 million of U.S. dollar equivalent Australian dollar denominated term debt, and recognized a gain of approximately $0.1 million.

     7—TAXES
     The Company’s effective tax rate for the three months ended November 30, 2006 and 2005 varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. The Company’s effective tax rate for the three months ended November 30, 2005 was also reduced by the favorable tax effects of U.S. tax incentives related to research and development activities.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate for fiscal 2007 is 31%.
     8—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income are as follows:

	Three months ended
	November 30,	November 30,
	2006	2005
	(In thousands)
Net income	$2,573	$196
Foreign currency translation adjustments	1,938	(492)
Change in unrealized gains on derivative instruments that qualify as cash flow hedges, net of tax	(1,068)	306

Total comprehensive income	$3,443	$10

     9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended
	November 30,	November 30,
	2006	2005
	(In thousands)
Royalty and licensing income	$518	$423
Other	3	(61)

Total	$521	$362

     In November 2002, the Company exclusively licensed the rights to its resistant starch intellectual property portfolio (the “RS Patents”) for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. Under the terms of the 2002 license agreement, Penford also became entitled to receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $7.2 million in royalty income from the inception of the agreement through November 30, 2006.

     In September 2006, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents in certain non-human nutrition applications. In addition, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications granted to one of the defendants. As part of the settlement agreement, Penford is entitled to receive certain other benefits, including an acceleration and extension of certain royalties under its 2002 license. The Company is deferring and recognizing license income of $625,000 ratably over the remaining life of the patent license, which is estimated to be seven years.
     10 – PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2006 and 2005 are as follows:
Defined benefit pension plans

	Three months ended
	November 30,	November 30,
	2006	2005
Service cost	$388	$418
Interest cost	584	525
Expected return on plan assets	(593)	(529)
Amortization of prior service cost	46	47
Amortization of actuarial losses	48	151

Net periodic benefit cost	$473	$612

Post-retirement health care plans

	Three months ended
	November 30,	November 30,
	2006	2005
Service cost	$77	$98
Interest cost	205	196
Amortization of prior service cost	(38)	(38)
Amortization of actuarial losses	—	36

Net periodic benefit cost	$244	$292

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

	Three months ended
	November 30,	November 30,
	2006	2005
	(In thousands)
Sales:
Industrial Ingredients—North America	$43,972	$38,480
Food Ingredients—North America	15,240	15,090
Australia/New Zealand operations	26,524	24,635
Intercompany sales	(236)	(302)

	$85,500	$77,903

Income (loss) from operations:
Industrial Ingredients—North America	$3,182	$574
Food Ingredients—North America	2,853	2,401
Australia/New Zealand operations	808	697
Corporate and other	(2,320)	(2,447)

	$4,523	$1,225

	November 30,	August 31,
	2006	2006
	(In thousands)
Total assets:
Industrial Ingredients–North America	$108,443	$98,733
Food Ingredients—North America	31,886	31,714
Australia/New Zealand operations	105,381	104,491
Corporate and other	16,248	15,730

	$261,958	$250,668

     The Company recognized $0.3 million in stock-based compensation expense in each of the three month periods ended November 30, 2006 and 2005. The following table summarizes the stock-based compensation expense related to stock option awards by segment for the three months ended November 30, 2006 and 2005.

	Three months ended
	November 30, 2006	November 30, 2005
	(In thousands)
Industrial Ingredients–North America	$68	$66
Food Ingredients—North America	43	33
Australia/New Zealand operations	20	11
Corporate	158	184

	$289	$294

     12—EARNINGS PER SHARE
     Basic earnings per share reflects only the weighted average common shares outstanding during the period. Diluted earnings per share reflects weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three months ended November 30, 2006 and 2005.

	Three months ended
	November 30, 2006	November 30, 2005
	(In thousands)
Weighted average common shares outstanding	8,944	8,877
Dilutive stock options	128	46

Weighted average common shares outstanding, assuming dilution	9,072	8,923

     Weighted-average stock options to purchase 434,571 and 566,450 shares of common stock for the three months ended November 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.
     13—LEGAL PROCEEDINGS
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the first quarter of the Company’s fiscal year 2007, the parties continued to conduct discovery. Trial has been scheduled for mid-July 2007. Based upon discovery responses made by Graphic, Graphic is seeking damages of approximately $3.3 million. Penford is seeking damages of approximately $675,000. The Company is unable to assess the eventual outcome of this litigation.
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
     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Item 1A in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, which include, but are not limited to: competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; unanticipated ethanol facility construction or procurement delays that could result in delay in the timing of the commencement of ethanol production; technical difficulties, nonperformance by contractors or mandated changes in project requirements or specifications; changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix; unanticipated costs, expenses or third party claims; interest rate, chemical and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; changes in the assumptions used to determine the effective income tax rate; or other unforeseen developments in the industries in which Penford operates.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended November 30, 2006 increased 10% to $85.5 million from $77.9 million in the first quarter of fiscal 2006. The increase in sales was driven by favorable pricing in the Industrial Ingredients business and volume increases in the Australian/New Zealand and Industrial Ingredients business segments. Gross margin as a percent of sales increased 210 basis points from 13.3% last year to 15.4% in the first quarter of fiscal 2007 due to improvements in unit pricing, sales volume growth, a 29% decline in the average unit cost of natural gas, and improved energy usage yields at the Industrial Ingredients business. These gains were partially offset by higher chemical costs in the Industrial Ingredients and Food Ingredients businesses. Income from operations for the first quarter of fiscal 2007 rose $3.3 million over the same period last year, primarily due to the increase in gross margin.
     First quarter fiscal 2007 operating and research and development expenses declined 5.5% to $8.7 million from $9.2 million in the same period last year primarily due to a reduction of employee severance costs of $0.6 million. A discussion of segment results of operations and the effective tax rate follows.
     In November 2006, the Company announced the groundbreaking of its new ethanol production facility. The ethanol facility is being designed to efficiently produce between 25 and 40 million gallons of ethanol per year. The Company currently expects the facility to be producing ethanol by the end of calendar 2007.
     Sales
     Sales during the first quarter of fiscal 2007 for the Company’s Industrial Ingredients—North America business unit was $44.0 million, a $5.5 million, or 14%, increase compared to the same period last year. Volume expanded 4%, increases in average unit selling prices contributed 3%, and the “pass through” impact from higher corn prices added another 7% to total sales.
     First quarter fiscal 2007 sales for the Australia/New Zealand operations rose 8% to $26.5 million from $24.6 million over the same period of fiscal 2006. Volume growth of 9% was the primary contributor to the sales improvement, partially offset by competitive pricing on exported products.
     Food Ingredients—North America sales for the first quarter of fiscal 2007 increased 1% or $0.2 million over the same period in fiscal 2006. Total volumes were comparable to last year and average unit selling prices rose 1% due to product mix. Sales growth of 16% in the processed meat product category was offset by a 6% decline in sales of potato coatings.
     Income from operations
     Income from operations for the first quarter of fiscal 2007 at the Company’s Industrial Ingredients—North America business unit was $3.2 million, a $2.6 million increase over the same quarter last year. First quarter fiscal 2007 gross margin as a percent of sales increased 430 basis points to 13.6% from 9.3% for the first quarter of fiscal 2006 due to favorable unit pricing and sales volume growth which contributed $1.4 million to gross margin. Lower unit natural gas costs and favorable energy usage yields positively affected the gross margin by $1.8 million. Higher chemical and other manufacturing costs of $0.7 million partially offset margin gains. Operating income for the first quarter of fiscal 2006 included $0.2 million of employee severance costs.
     First quarter fiscal 2007 income from operations at the Company’s Australia/New Zealand operations was $0.8 million compared to $0.7 million for the three months ended November 30, 2005. Gross margin as a percent of sales declined from 10.5% in the first quarter of fiscal 2006 to 9.1% in the same period of fiscal 2007. The decline in gross margin was primarily associated with price concessions and unfavorable product mix, partially offset by higher sales volume. Included in operating income for the first quarter of fiscal 2006 were $0.4 million of employee severance costs.
     Income from operations for the first quarter of fiscal 2007 at the Food Ingredients—North American grew 19% from $2.4 million last year to $2.9 million. Gross margin as a percent of sales increased to 31.4% from 28.1% last year on favorable product mix and lower energy costs, partially offset by higher raw material and chemical costs.
     Corporate operating expenses
     Corporate operating expenses for the quarter ended November 30, 2006 declined 5%, or $0.1 million to $2.3 million from $2.4 million in the same period last year due to lower consulting and professional fees.

     Interest and taxes
     Fiscal 2007 interest expense for the first quarter date declined 2% on lower average debt balances, partially offset by higher average floating interest rates in the U.S. and Australia. The Company’s debt includes the amount outstanding under its grain inventory financing facility. See Note 6 to the Condensed Consolidated Financial Statements.
     The Company’s effective tax rate for the three months ended November 30, 2006 and 2005 varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. The Company’s effective tax rate for the three months ended November 30, 2005 was also reduced by the favorable tax effects of U.S. tax incentives related to research and development activities.
     The Tax Relief and Health Care Act of 2006 was enacted in the U.S. at the end of December 2006. The Company is currently evaluating the impact this new tax law will have on its consolidated financial statements.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate for fiscal 2007 is 31%.
     The determination of the annual effective tax rate is based upon a number of estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction and the amounts of permanent differences between the book and tax accounting for various items. The Company’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and other items that cannot be estimated with any certainty. Therefore, there can be significant volatility in the interim provision for income tax expense.
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended
	November 30, 2006	November 30, 2005
	(In thousands)
Royalty and licensing income	$518	$423
Other	3	(61)

Total	$521	$362

     In November 2002, the Company exclusively licensed the rights to its resistant starch intellectual property portfolio (the “RS Patents”)for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. Under the terms of the 2002 license agreement, Penford also became entitled to receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $7.2 million in royalty income from the inception of the agreement through November 30, 2006.
     In September 2006, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents in certain non-human nutrition applications. In addition, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications granted to one of the defendants. As part of the settlement agreement, Penford is entitled to receive certain other benefits, including an acceleration and extension of certain royalties under its 2002 license. The Company is deferring and recognizing license income of $625,000 ratably over the remaining life of the patent license, which is estimated to be seven years.
Liquidity and Capital Resources
     On October 5, 2006, the Company entered into a $145 million Second Amended and Restated Credit Agreement. See Note 6 to the Condensed Consolidated Financial Statements.
     At November 30, 2006, the Company had $24.9 million and $40.0 million outstanding, respectively, under the revolving credit and term loan portions of its $145 million credit facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $36.8 million at November 30, 2006. In addition, the Company has not drawn down any of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. The Company was in compliance with the covenants in its credit agreement as of November 30, 2006 and expects to be in compliance with the covenants for the remainder of fiscal 2007.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $31.4 million U.S. dollars at the exchange rate at November 30, 2006. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $9.8 million at November 30, 2006.
     As of November 30, 2006, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on $35.8 million of U.S. dollar denominated term debt at 4.18% plus the applicable margin under the Company’s credit agreement. As of November 30, 2006, the fair value of the interest rate swaps was $0.6 million. In the first quarter of fiscal 2007, the Company terminated an interest rate swap on approximately $9.0 million of U.S. dollar equivalent Australian dollar denominated term debt, and recognized a gain of approximately $0.1 million.
     Penford had working capital of $36.4 million and $32.1 million at November 30, 2006 and August 31, 2006, respectively. Cash used in operations was $2.9 million and $2.0 million, respectively for the first quarters of fiscal 2007 and 2006. Total debt outstanding increased by $7.9 million during the first quarter of fiscal 2007 primarily due to the funding of $7 million in capital expenditures.
     In June 2006, the Company announced plans to invest in an ethanol plant at its Cedar Rapids, Iowa facility. In October 2006, Penford refinanced its credit facility and obtained a $45 million capital expansion loan commitment maturing December 2012 to finance construction of the ethanol plant, none of which has been utilized as of November 30, 2006. See Note 6 to the Condensed Consolidated Financial Statements. In the first quarter of fiscal 2007, the Company had $1.3 million of capital expenditures related to the ethanol facility. As of November 30, 2006, the Company had a total of $2.0 million in capital expenditures related to the ethanol facility. Currently, the Company estimates its capital expenditures in fiscal 2007 related to the ethanol facility to be $35 million.
     The Company paid dividends of $0.5 million during the three months ended November 30, 2006, which represents a quarterly rate of $0.06 per share. On October 31, 2006, the Board of Directors declared a dividend of $0.06 per common share payable on December 1, 2006 to shareholders of record as of November 10, 2006. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at November 30, 2006 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. On October 5, 2006, Penford Corporation (the “Company”) entered into a $145 million Second Amended and Restated Credit Agreement. See Note 6 to the Condensed Consolidated Financial Statements. The

following table summarizes the fiscal year contractual commitments of the Company’s long-term debt and capital lease obligations at November 30, 2006.

	2007	2008-2009	2010-2011	2012 & After	Total
Long-term Debt and Capital Lease Obligations	$3,040	$8,098	$8,018	$45,900	$65,056
     The Company has no off-balance sheet arrangements at November 30, 2006.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is evaluating the impact this issue may have on its consolidated financial statements.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement and a balance sheet approach in assessing materiality. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 in the first quarter of fiscal 2007 and there was no impact on the consolidated financial statements.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is evaluating the impact that adopting this statement may have on its consolidated financial statements.
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income in shareholders’ equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is evaluating the impact that adopting this statement will have on its consolidated financial statements.
     Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
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
     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At November 30, 2006, the allowance for doubtful accounts receivable was $0.9 million.
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
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred losses, net of tax, of $0.6 million at November 30, 2006, which are reflected in accumulated other comprehensive income.
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
     Valuation of Goodwill
     Penford is required to assess, on an annual basis, whether the value of goodwill reported on the balance sheet has been impaired, or more often if conditions exist that indicate that there might be an impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company’s estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted.
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no significant changes in the Company’s exposure to market risks since August 31, 2006.
Item 4: Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of November 30, 2006. There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1A Risk Factors
     Increases in energy and chemical costs may reduce the Company’s profitability.
     Energy and chemicals each comprised approximately 12% of the cost of manufacturing the Company’s products in the first quarter of fiscal year 2007. Natural gas is used extensively in the Industrial Ingredients – North America business to dry starch products, and, to a lesser extent, in the Company’s other business segments. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.
     The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control.
     In the first quarter of fiscal 2007, approximately 30% of Penford’s manufacturing costs were the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. The Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.
     The loss of a major customer could have an adverse effect on Penford’s results of operations.
     None of the Company’s customers constituted 10% of sales in the last three years. However, in the first quarter of fiscal 2007, sales to the top ten customers and sales to the largest customer represented 43% and 8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.
     Changes in interest rates will affect Penford’s profitability.
     At November 30, 2006, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates which move in direct relation to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability.
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

     Profitability is subject to risks associated with changes in foreign currency exchange rates.
     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first quarter of fiscal 2007, approximately 31% of the Company’s revenue was denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.
     The Company may not be able to implement ethanol production as planned or at all.
     Penford’s ability to implement ethanol production as planned is subject to uncertainty. The Company recently announced this project and a considerable amount of work is only in preliminary stages. The Company has secured $45 million of financing for this project which it believes is adequate for completion; however, the Company could face financial risks if this amount of financing is not sufficient to complete the construction of the ethanol facility. The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities in implementing ethanol production. Changes in the markets for ethanol and/or legislation and regulations could materially and adversely affect ethanol demand. The market for ethanol as automotive fuel has not yet been developed. As a result, there is no assurance that sufficient demand for ethanol will develop to permit profitable operation of the ethanol production facility.
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

Item 6: Exhibits.
(d) Exhibits

10.1	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 9, 2007	/s/ Steven O. Cordier

Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002