Form 10-Q
period 2007-02-28
PENFORD CORP
filed 2007-04-09
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of April 5, 2007 was 8,981,795.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$2,715	$939
Trade accounts receivable, net	50,598	44,593
Inventories	40,867	34,953
Prepaid expenses	3,833	4,649
Other	4,558	4,782

Total current assets	102,571	89,916

Property, plant and equipment, net	133,641	124,829
Restricted cash value of life insurance	10,344	10,278
Goodwill, net	22,740	21,871
Other intangible assets, net	2,757	2,785
Other assets	1,673	989

Total assets	$273,726	$250,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$—	$961
Current portion of long-term debt and capital lease obligations	4,057	4,295
Short-term borrowings	7,411	9,541
Accounts payable	32,380	31,686
Accrued liabilities	9,612	11,360

Total current liabilities	53,460	57,843

Long-term debt and capital lease obligations	74,239	53,171
Other post-retirement benefits	13,765	13,606
Deferred income taxes	4,587	5,924
Other liabilities	14,248	12,672

Total liabilities	160,299	143,216

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,953 and 10,909 shares, respectively	10,953	10,909
Additional paid-in capital	40,571	39,427
Retained earnings	81,335	78,131
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	13,325	11,742

Total shareholders’ equity	113,427	107,452

Total liabilities and shareholders’ equity	$273,726	$250,668

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
(In thousands, except per share data)	2007	2006	2007	2006
Sales	$85,241	$77,078	$170,741	$154,981

Cost of sales	72,839	68,534	145,145	136,037

Gross margin	12,402	8,544	25,596	18,944

Operating expenses	7,333	6,671	14,433	14,408
Research and development expenses	1,578	1,571	3,150	3,008

Income from operations	3,491	302	8,013	1,528

Non-operating income, net	229	486	751	847
Interest expense	1,689	1,534	2,993	2,867

Income (loss) before income taxes	2,031	(746)	5,771	(492)

Income taxes (benefit)	325	(235)	1,492	(176)

Net income (loss)	$1,706	$(511)	$4,279	$(316)

Weighted average common shares and equivalents outstanding:
Basic	8,957	8,881	8,950	8,879
Diluted	9,152	8,881	9,103	8,879

Income (loss) per share:
Basic	$0.19	$(0.06)	$0.48	$(0.04)
Diluted	$0.19	$(0.06)	$0.47	$(0.04)

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (Unaudited)

	Six Months Ended
	February 28,	February 28,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,279	$(316)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	7,896	7,671
Stock-based compensation	590	600
Loss (gain) on sale of fixed assets	142	(52)
Deferred income taxes	(175)	(413)
Loss on derivative transactions	1,825	385
Other	(72)	21
Change in assets and liabilities:
Trade accounts receivable	(5,221)	(2,048)
Prepaid expenses	846	938
Inventories	(8,290)	82
Accounts payable and accrued liabilities	(88)	(5,411)
Taxes payable	(2,254)	(280)
Other	1,814	940

Net cash provided by operating activities	1,292	2,117

Cash flows from investing activities:
Investment in property, plant and equipment, net	(15,122)	(10,003)
Proceeds from sale of land	—	612
Other	(64)	4

Net cash used in investing activities	(15,186)	(9,387)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,143	—
Payments on short-term borrowings	(7,643)	—
Proceeds from revolving line of credit	33,652	15,461
Payments on revolving line of credit	(15,339)	—
Proceeds from long-term debt	4,200	—
Payments of long-term debt	(2,249)	(1,994)
Exercise of stock options	528	128
Payment of loan fees	(836)	(16)
Decrease in cash overdraft	(961)	(777)
Payment of dividends	(1,073)	(1,064)
Other	44	(5)

Net cash provided by financing activities	15,466	11,733

Effect of exchange rate changes on cash and cash equivalents	204	2

Net increase in cash and cash equivalents	1,776	4,465
Cash and cash equivalents, beginning of period	939	5,367

Cash and cash equivalents, end of period	$2,715	$9,832

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1—BUSINESS
     Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications. The Company operates manufacturing facilities in the United States, Australia and New Zealand. The Company uses its carbohydrate chemistry expertise to develop ingredients with starch as a base for value-added applications in a variety of markets, including paper, packaging, food products, specialty chemicals and adhesives. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.
     The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.
     Penford manages its business in three segments. The first two, industrial ingredients and food ingredients, are broad categories of end-market users, primarily served by the U.S. operations. The third segment is the geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2007 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 28, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of EITF Issue No. 06-2 will have on its consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is currently evaluating the impact that the adoption of SFAS 157 may have on its consolidated financial statements.
     In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income in shareholders’ equity. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on its consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 allows companies the option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on its consolidated financial statements.
     3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of February 28, 2007, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 739,101. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
     General Option Information
     A summary of the stock option activity for the six months ended February 28, 2007, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2006	1,171,063	$13.98
Granted	65,000	16.25
Exercised	(43,558)	12.12
Cancelled	(14,625)	13.13

Outstanding Balance, February 28, 2007	1,177,880	$14.19	5.95	$7,659,503

Options Exercisable at February 28, 2007	760,130	$13.60	5.35	$5,389,414
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.69 as of February 28, 2007 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three and six months ended February 28, 2007 was $117,300 and $206,900, respectively. The intrinsic value of options exercised during the three and six months ended February 28, 2006 was $14,400 for both periods.

     No stock options were granted during the second quarter of fiscal 2007 and 2006. The weighted average grant date fair value of stock options granted under the 2006 Incentive Plan during the six months ended February 28, 2007 was $6.74 and under the 1994 Plan during the six months ended February 28, 2006 was $6.93.
     As of February 28, 2007, the Company had $1.5 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.
     The following table summarizes information concerning outstanding and exercisable options as of February 28, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price

$ 6.18 — 13.00	464,085	5.24	$11.98	427,710	$11.91
13.01 — 16.00	375,795	6.53	14.64	146,420	14.11
16.01 — 17.69	338,000	6.30	16.72	186,000	17.08

	1,177,880			760,130

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
     For the six months ended February 28, 2007 and 2006, the fair value of the options was estimated on the date of grant using the following assumptions.

	Six Months Ended February 28,
	2006 Incentive Plan		1994 Plan
	2007	2006	2007	2006
Expected volatility	45%	—	—	52%
Expected life (years)	5.5	—	—	5.0
Interest rate (percent)	4.4-4.9	—	—	4.4-4.5
Dividend yield	1.5%	—	—	1.7%
     No stock options were granted under any stock option plan during the second quarter of fiscal 2007 and 2006. No stock options were granted under the 1994 Plan during the first six-month period of fiscal 2007 and no stock options were granted under the 2006 Incentive Plan during the six months ended February 28, 2006.

     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the stock-based compensation cost under SFAS No. 123R for the three and six months ended February 28, 2007 and 2006 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Cost of sales	$17	$32	$41	$52
Operating expenses	260	242	518	504
Research and development expenses	3	11	10	23

Total stock-based compensation expense	$280	$285	$569	$579
Tax benefit	104	97	211	197

Total stock-based compensation expense, net of tax	$176	$188	$358	$382

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
     4—INVENTORIES
     The components of inventory are as follows:

	February 28,	August 31,
	2007	2006
	(In thousands)
Raw materials	$22,370	$18,531
Work in progress	811	449
Finished goods	17,686	15,973

Total inventories	$40,867	$34,953

     5—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	February 28,	August 31,
	2007	2006
	(In thousands)
Land	$17,303	$16,659
Plant and equipment	332,322	322,169
Construction in progress	11,532	7,078

	361,157	345,906
Accumulated depreciation	(227,516)	(221,077)

Net property, plant and equipment	$133,641	$124,829

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first six months of fiscal 2007 by approximately $1.6 million.

     For the first six months of fiscal 2007, the Company had $5.2 million of capital expenditures related to construction of the ethanol facility. As of February 28, 2007, the Company had a total of $5.9 million in capital expenditures related to the ethanol facility which includes $0.1 million in related capitalized interest costs.
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
     The final maturity date for the term and revolving loans under the Agreement is December 31, 2011. Beginning on December 31, 2006, the Company must repay the term loans in twenty equal quarterly installments of $1 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and $2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the Agreement are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the U.S., or the prime rate, plus an applicable margin, depending on the selection of available borrowing options under the Agreement.
     The Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the Agreement) shall not exceed 3.25 through February 28, 2007. Subsequent to February 28, 2007, the maximum Total Funded Debt Ratio varies between 3.00 and 4.50. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the Agreement, of not more than 1.50 in fiscal 2007, 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million.
     The Company’s obligations under the Agreement are secured by substantially all of the Company’s assets and those of its principal domestic subsidiary, Penford Products Co.
     At February 28, 2007, the Company had $39.1 million and $39.0 million outstanding, respectively, under the revolving credit and term loan portions of its $145 million credit facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $42.5 million at February 28, 2007. In addition, the Company has not drawn down any of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. The Company was in compliance with the covenants in its credit agreement as of February 28, 2007 and expects to be in compliance with the covenants for the remainder of fiscal 2007.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $31.7 million U.S. dollars at the exchange rate at February 28, 2007. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $7.4 million at February 28, 2007.
     As of February 28, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on $34.8 million of U.S. dollar denominated term debt at 4.18% plus the applicable margin under the Company’s credit agreement. As of February 28, 2007, the fair value of the interest rate swaps was $0.7 million.

     7—TAXES
     The Company’s effective tax rate for the three and six months ended February 28, 2007 and 2006 varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of research and development tax credits in the second quarter of 2007 related to fiscal 2006 and the first quarter of 2007.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate for fiscal 2007 is 26%.
     8—OTHER COMPREHENSIVE INCOME (LOSS)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February	February	February	February
	28, 2007	28, 2006	28, 2007	28, 2006
	(In thousands)
Net income (loss)	$1,706	$(511)	$4,279	$(316)
Foreign currency translation adjustments	987	(587)	2,924	(1,080)
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges	(273)	806	(1,341)	1,113

Total comprehensive income (loss)	$2,420	$(292)	$5,862	$(283)

     9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(In thousands)
Royalty and licensing income	$405	$412	$923	$835
Gain (loss) on sale of assets	(142)	54	(142)	52
Other	(34)	20	(30)	(40)

Total	$229	$486	$751	$847

     In November 2002, the Company exclusively licensed the rights to its resistant starch intellectual property portfolio (the “RS Patents”) for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. Under the terms of the 2002 license agreement, Penford also became entitled to receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $7.6 million in royalty income from the inception of the agreement through February 28, 2007.

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
10 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 28, 2007 and 2006 are as follows:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
Defined benefit pension plans	2007	2006	2007	2006
	(In thousands)
Service cost	$345	$418	$733	$836
Interest cost	516	526	1,100	1,051
Expected return on plan assets	(593)	(529)	(1,186)	(1,058)
Amortization of prior service cost	47	46	93	93
Amortization of actuarial losses	48	150	96	301

Net periodic benefit cost	$363	$611	$836	$1,223

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
Post-retirement health care plans	2007	2006	2007	2006
	(In thousands)
Service cost	$78	$98	$155	$196
Interest cost	204	196	409	392
Amortization of prior service cost	(38)	(38)	(76)	(76)
Amortization of actuarial losses	—	36	—	72

Net periodic benefit cost	$244	$292	$488	$584

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

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)
Sales:
Industrial Ingredients—North America	$46,713	$41,165	$90,685	$79,646
Food Ingredients—North America	14,561	13,567	29,801	28,657
Australia/New Zealand operations	24,104	22,442	50,628	47,077
Intercompany sales	(137)	(96)	(373)	(399)

	$85,241	$77,078	$170,741	$154,981

Income (loss) from operations:
Industrial Ingredients—North America	$3,649	$781	$6,830	$1,355
Food Ingredients—North America	2,160	1,485	5,013	3,886
Australia/New Zealand operations	(57)	98	751	795
Corporate and other	(2,261)	(2,062)	(4,581)	(4,508)

	$3,491	$302	$8,013	$1,528

	February 28,	August 31,
	2007	2006
	(In thousands)
Total assets:
Industrial Ingredients–North America	$120,040	$98,733
Food Ingredients—North America	30,507	31,714
Australia/New Zealand operations	104,293	104,491
Corporate and other	18,886	15,730

	$273,726	$250,668

     The following table summarizes the stock-based compensation expense related to stock option awards by segment for the three and six months ended February 28, 2007 and 2006.

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Industrial Ingredients–North America	$68	$54	$136	$120
Food Ingredients—North America	55	32	98	65
Australia/New Zealand operations	9	2	29	13
Corporate	148	197	306	381

	$280	$285	$569	$579

     12—EARNINGS PER SHARE
     Basic earnings per share reflect only the weighted average common shares outstanding during the period. Diluted earnings per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three and six months ended February 28, 2007 and 2006.

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)
Weighted average common shares outstanding	8,957	8,881	8,950	8,879
Dilutive stock options	195	—	153	—

Weighted average common shares outstanding, assuming dilution	9,152	8,881	9,103	8,879

     Weighted-average stock options to purchase 265,000 and 303,453 shares of common stock for the three and six months ended February 28, 2007, and weighted-average stock options to purchase 1,188,313 and 1,164,726 shares of common stock for the three and six months ended February 28, 2006, were excluded from the calculation of diluted earnings per share because they were antidilutive.
     13—LEGAL PROCEEDINGS
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the second quarter of fiscal year 2007, the Company continued to vigorously defend against Graphic’s claim and to diligently prosecute its own claim against Graphic. Discovery by each party in this suit continues and a trial has been scheduled for mid-July 2007. Based upon discovery responses made by Graphic, Graphic is seeking damages of approximately $3.3 million. Penford is seeking damages of approximately $675,000. The Company is unable to assess the eventual outcome of this litigation at this time and, accordingly, it has not established any loss contingency for this matter.
     The Company is involved in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these other actions will not materially affect the consolidated financial statements of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects,” or comparable terminology or by discussions of strategies or trends.
     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Item 1A in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, which include, but are not limited to: competition; the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors; product development risk; changes in corn and other raw material prices and availability; unanticipated ethanol facility construction or procurement delays that could result in delay in the timing of the commencement of ethanol production; unexpected overruns; technical difficulties, nonperformance by contractors or mandated changes in project requirements or specifications; changes in general economic conditions or developments with respect to specific industries, markets or customers which affect demand for the Company’s products, including unfavorable shifts in product mix; adverse litigation results or unanticipated third party claims; interest rate, chemical and energy cost volatility; foreign currency exchange rate fluctuations; changes in assumptions used for determining employee benefit expense and obligations; changes in the assumptions used to determine the effective income tax rate; or other unforeseen developments in the industries in which Penford operates.
Overview
     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications. The Company develops and manufactures ingredients with starch as a base which provide value-added applications to its customers. Penford’s starch products are manufactured primarily from corn, potatoes, and wheat, and are used principally as binders and coatings in paper and food production.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended February 28, 2007 increased 11% to $85.2 million from $77.1 million in the second quarter of fiscal 2006, primarily due to improved unit pricing and the pass-through impact on sales of higher corn costs, partially offset by a decline in sales volume in the Industrial Ingredients business. Gross margin as a percent of sales expanded to 14.5%, 340 basis points above the same period last year of 11.1% driven by revenue gains and favorable corn procurement in the Industrial Ingredients business. Income from operations rose to $3.5 million, a $3.2 million increase over the second quarter of fiscal 2006 due to gross margin improvements.

     Sales for the six months ended February 28, 2007 rose 10% to $170.7 million from $155.0 million in the same period last year, primarily due to improved unit pricing and the pass-through impact on sales of higher corn costs in the Industrial Ingredients business, and favorable foreign exchange rates in the Australia/New Zealand operations, partially offset by a 2% decline in consolidated sales volumes. Gross margin as percent of sales increased to 15.0% from 12.2% last year on favorable pricing and product mix in all business units, and improvements in production and unit natural gas costs in the North American operations. Operating income for the first half of fiscal 2007 increased $6.5 million compared to the same period last year as a result of improvements in gross margin.
     Fiscal 2007 second quarter operating expense as a percent of sales was comparable to the same quarter of fiscal 2006. Operating expenses for the six months ended February 28, 2007 were comparable to the first half of fiscal 2006. Higher professional fees and an increase in employee costs were offset by $0.6 million of severance costs in fiscal 2006 related to managerial changes in the Industrial Ingredients—North America and Australian operations. A discussion of segment results of operations and the effective tax rate follows.
     Sales
     Second quarter fiscal 2007 sales at the Company’s Industrial Ingredients—North America business unit increased $5.5 million, or 13.5%, to $46.7 million from $41.2 million over the same quarter last year. Sales volumes declined 11% as paper industry customers adjusted inventory levels. Increases in average unit selling prices contributed 6% to the sales growth and the pass-through impact from higher corn prices added another 16% to segment sales. Sales for the first half of fiscal 2007 rose 14%, or $11.0 million, to $90.7 million compared to sales of $79.6 million in the first six months of fiscal 2006. Higher unit selling prices and the pass-through impact of higher corn prices contributed a combined 17% increase in sales, partially offset by volume declines of 4%.
     Fiscal 2007 second quarter sales for the Food Ingredients—North America segment of $14.6 million increased 7.3%, or $1.0 million, from the second quarter of fiscal 2006, and year-to-date sales of $29.8 million improved 4% compared to $28.7 million in the same period last year. Sales growth for both periods of fiscal 2007 was driven by higher sales of applications for the protein market segment, which includes processed meats, and improved pricing and product mix.
     Sales at the Australia/New Zealand operations expanded 7.4%, or $1.7 million, in the second quarter of fiscal 2007 over the same period of fiscal 2006 on higher average unit pricing and favorable foreign currency exchange rates. Second quarter sales in local currency increased 2% over the same quarter of fiscal 2006. Year-to-date sales increased 7.5% to $50.6 million from $47.1 million last year primarily due to a sales volume increase of 5%. Stronger foreign currency exchange rates contributed 2% to the rise in sales for the first half of fiscal 2007. Sales in local currency increased 4%.
     Income from operations
     For the second quarter of fiscal 2007, income from operations at the Company’s Industrial Ingredients—North America business unit grew $2.9 million to $3.6 million compared to the same quarter last year. Second quarter fiscal 2007 gross margin as a percent of sales was 14.5%, a 520 basis point increase over the same quarter of fiscal 2006, primarily due to revenue gains related to favorable unit pricing and product mix, improvements in raw material corn procurement and reduced plant overhead costs, partially offset by a decline in sales volumes. Operating income for the six months ended February 28, 2007 increased by $5.5 million to $6.8 million compared to the first half of fiscal 2006. Six-month gross margin as a percent of sales rose to 14.1% in fiscal 2007 compared to 9.3% in the same period last year. Improvements in gross margin were driven by favorable unit pricing, improvements in raw material corn procurement, a 12% decline in unit natural gas costs, and reduced plant overhead costs, partially offset by a rise in chemical costs and a 4% decline in volumes.
     Income from operations for the second quarter of fiscal 2007 at the Food Ingredients—North America segment increased 46% from $1.5 million last year to $2.2 million. Gross margin as a percent of sales increased 390 basis points to 27.8% from 23.9% last year on favorable product mix and improved plant utilization rates. Operating expenses increased 7% on additional research and development costs and employee related costs. Year-to-date income from operations rose to $5.0 million, a 29% increase over the same period last year. Gross margin as a percent of sales for the first half of fiscal 2007 increased to 29.7% from 26.1% in the previous year. Improved plant performance and lower energy costs contributed 2.6% to the margin expansion, with the remainder of the increase due to favorable product mix.
     Fiscal 2007 second quarter loss from operations at the Company’s Australia/New Zealand operations was $0.1 million compared to operating income of $0.1 million for the three months ended February 28, 2006. Gross margin as a percent of sales was comparable to the same period last year at 6.6%. Higher average unit pricing and favorable foreign currency rates were offset by an increase in raw material costs and plant overhead. Operating and research and development expenses increased 18% over the year ago quarter as the segment added personnel in executive management and sales. Income from operations for the first six months of fiscal 2007 was $0.8 million, comparable to the same period last year. First half 2007 gross margin as a percent of sales declined to 7.9% from 8.7% in the prior year period on higher plant overhead costs, partially offset by revenue gains. Operating and research and development expenses were comparable to last year as operating expenses for the first six months of fiscal 2006 included $0.4 million of employee severance costs.
     Corporate operating expenses
     Corporate operating expenses for the second quarter of fiscal 2007 increased to $2.3 million, a $0.2 million increase over the same period last year due to higher employee related costs and professional fees. For the six months ended February 28, 2007, corporate operating expenses were comparable to the six-month period of fiscal 2006.
     Interest expense
     Interest expense for the three and six-month periods ended February 28, 2007 and 2006 increased $0.2 million and $0.1 million, respectively, due to higher average debt balances. Increases in the interest rates during these periods were offset by a decline in the applicable interest rate margin pursuant to the credit agreement. The Company’s debt includes the amount outstanding under its grain inventory financing facility. Approximately $5.5 million of debt outstanding under the Company’s revolving credit facility at February 28, 2007 is attributable to the construction of the ethanol production plant. Interest expense of $0.1 million associated with the ethanol construction project was capitalized for the six months ended February 28, 2007. See Note 6 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rate for the three and six months ended February 28, 2007 and 2006 varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted in the U.S. which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of U.S. research and development tax credits in the second quarter of 2007 related to fiscal 2006 and the first quarter of 2007.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Currently, the Company’s best estimate of the annual effective tax rate for fiscal 2007 is 26%.
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

     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	(In thousands)
Royalty and licensing income	$405	$412	$923	$835
Gain (loss) on sale of assets	(142)	54	(142)	52
Other	(34)	20	(30)	(40)

Total	$229	$486	$751	$847

     See Note 9 to the Condensed Consolidated Financial Statements in Item 1 for information on the Company’s royalty and licensing income.
Liquidity and Capital Resources
     On October 5, 2006, the Company entered into a $145 million Second Amended and Restated Credit Agreement. See Note 6 to the Condensed Consolidated Financial Statements.
     At February 28, 2007, the Company had $39.1 million and $39.0 million outstanding, respectively, under the revolving credit and term loan portions of its $145 million credit facility. At February 28, 2007, the Company had borrowed $5.5 million on its revolving credit facility to fund construction of the ethanol plant. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability was $42.5 million at February 28, 2007. In addition, at February 28, 2007, the Company had not drawn down any of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. The Company was in compliance with the covenants in its credit agreement as of February 28, 2007 and expects to be in compliance with the covenants for the remainder of fiscal 2007.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $31.7 million U.S. dollars at the exchange rate at February 28, 2007. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $7.4 million at February 28, 2007.
     As of February 28, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on $34.8 million of U.S. dollar denominated term debt at 4.18% plus the applicable margin under the Company’s credit agreement. As of February 28, 2007, the fair value of the interest rate swaps was $0.7 million.
     Penford had working capital of $49.1 million and $32.1 million at February 28, 2007 and August 31, 2006, respectively. Accounts receivable increased by $6.0 million, primarily due to more favorable unit sales prices in the second quarter of fiscal 2007 and increases in raw material corn costs which are passed through to some customers in the Industrial Ingredients—North America business, and stronger foreign currency exchange rates in Australia/New Zealand. Inventory increased approximately $5.9 million, primarily in the Industrial Ingredients—North America segment, due to an increase in physical corn inventories and an increase in raw material corn costs. Cash provided by operations was $1.3 million and $2.1 million, respectively, for the six months ended February 28, 2007 and 2006. Total debt outstanding increased by $18.7 million during the first six months of fiscal 2007 primarily to fund $15 million in capital expenditures. For the first half of fiscal 2007, the Company had $5.2 million of capital expenditures related to the ethanol facility. As of February 28, 2007, the Company had a total of $5.9 million in capital expenditures related to the ethanol facility which includes $0.1 million in related capitalized interest costs. Currently, the Company estimates its capital expenditures in fiscal 2007 related to the ethanol facility to be $31 million.

     The Company paid dividends of $1.1 million during the six months ended February 28, 2007, which represents a quarterly rate of $0.06 per share. On January 25, 2007, the Board of Directors declared a dividend of $0.06 per common share payable on March 2, 2007 to shareholders of record as of February 9, 2007. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at February 28, 2007 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. The following table summarizes changes in the Company’s contractual commitments since August 31, 2006 (in millions of dollars).

	2007	2008-2009	2010-2011	2012 & After	Total
Long-term Debt and Capital Lease Obligations	$2,029	$8,116	$8,021	$60,130	$78,296

Purchase Orders — Ethanol Construction	10,039	2,510	—	—	12,549
Rail Car Leases—Ethanol	—	2,059	2,574	2,612	7,245

	$12,068	$12,685	$10,595	$62,742	$98,090

     The Company had no off-balance sheet arrangements at February 28, 2007.
Recent Accounting Pronouncements
     See Note 2 to the Condensed Consolidated Financial Statements in Item 1 for a description of recent accounting pronouncements, which information is incorporated by reference.
Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
     In many cases, the accounting treatment of a particular transaction is significantly dictated by U.S. generally accepted accounting principles and does not require judgment or estimates. There are also areas in which management’s judgments in selecting among available alternatives would not produce a materially different result. Management has reviewed the accounting policies and related disclosures with the Audit Committee. The accounting policies that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:
•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

•	Self-insurance program

•	Income taxes

•	Stock-based compensation
     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At February 28, 2007, the allowance for doubtful accounts receivable was $0.5 million.
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
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred losses, net of tax, of $0.9 million at February 28, 2007, which are reflected in accumulated other comprehensive income.
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
     Item 4: Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of February 28, 2007. There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1A Risk Factors
     Increases in energy and chemical costs may reduce the Company’s profitability.
     Energy and chemicals comprise approximately 13% and 11%, respectively, of the cost of manufacturing the Company’s products in the first six months of fiscal 2007. Natural gas is used extensively in the Industrial Ingredients – North America business to dry starch products, and, to a lesser extent, in the Company’s other business segments. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.
     The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control. The Company’s ability to pass through cost increases for these products is limited by worldwide competition and other factors.
     In the first six months of fiscal 2007, approximately 31% of Penford’s manufacturing costs were the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, particularly in its Australia/New Zealand operations, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability. Last year, growing regions in Australia experienced the second significant drought in the past five years, reducing crop yields and increasing acquisition costs for grain raw materials.
     The loss of a major customer could have an adverse effect on Penford’s results of operations.
     None of the Company’s customers constituted 10% of sales in the last three years. However, in the first six months of fiscal 2007, sales to the top ten customers and sales to the largest customer represented 43% and 8%, respectively, of total consolidated net sales. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.
     Changes in interest rates will affect Penford’s profitability.
     At February 28, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates which move in direct relation to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability. The Company has fixed the interest rates on approximately 40% of its debt outstanding at February 28, 2007 through interest rate swaps.
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
     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first six months of fiscal 2007, approximately 30% of the Company’s revenue was denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies. The Australian dollar has increased more than 50% over the last five years, challenging local manufacturer’s ability to remain price competitive with offshore producers.
     The Company may not be able to implement ethanol production as planned or at all.
     Penford’s ability to implement ethanol production as planned is subject to uncertainty. The Company announced this project in June 2006 and a considerable amount of work is in the preliminary stages. The Company has secured $45 million of financing for this project which it believes is adequate for completion; however, the Company could face financial risks if this amount of financing is not sufficient to complete the construction of the ethanol facility. The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities in implementing ethanol production. Changes in the markets for ethanol and/or legislation and regulations could materially and adversely affect ethanol demand. There is no assurance that sufficient demand for ethanol will develop to permit profitable operation of the ethanol production facility.
     The Company’s results of operations could be adversely affected by litigation and other contingencies
     The Company faces risks arising from litigation matters in which various factors or developments can lead to changes in current estimates of liabilities, such as final adverse judgments, significant settlements or changes in applicable law. A future adverse outcome, ruling or unfavorable development could result in future charges that could have a material effect on the Company’s financial results.
     Changes in worldwide economic conditions and government laws and policies could adversely affect the Company’s financial results.
     Approximately 30% of the Company’s revenues are derived from its operations in Australia and New Zealand. These operations market their products throughout the Asia Pacific region. Continued growth and profitability will require further international expansion. The outlook for these businesses could change at any time and the Company’s results could be affected by changes in business conditions, trade, monetary and fiscal policies, laws and regulations, or other activities of governments, agencies or similar organizations. International risks and uncertainties, including changing social and economic conditions, political hostilities and war, could lead to reduced international sales and profitability.
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
     Other uncertainties
     The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require management to make estimates, judgments and assumptions to fairly present results of operations and financial position. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. However, these estimates, judgments and assumptions could change at any time based on new information. In addition, to the extent there are material differences between estimates, judgments and assumptions and actual results, the financial statements will be affected. See “Critical Accounting Policies” in Item 2 of Part I.
     Item 4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on January 24, 2007. The first item voted upon at the meeting was the election of directors. The results of the election are shown below. Directors not elected at this meeting and whose term of office continued after the meeting are William E. Buchholz, R. Randolph Devening, Paul H. Hatfield, John C. Hunter III, and James E. Warjone.

		Percent of		Percent of
Director	Votes For	Total Shares	Votes Withheld	Total Shares
Jeffrey T. Cook	8,005,205	89.4%	175,728	2.0%
Thomas D. Malkoski	7,919,348	88.4%	261,585	2.9%
Sally G. Narodick	7,883,619	88.0%	297,314	3.3%
     The second item voted upon at the meeting was the ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm. The results of the voting on the proposal are as follows:

	Votes		Broker
Votes For	Against	Abstain	Non-Votes
7,574,609	599,065	7,258	773,455
     Item 6: Exhibits.
     (d) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation (Registrant)

April 9, 2007	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002