Form 10-Q
period 2007-05-31
PENFORD CORP
filed 2007-07-10
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of July 5, 2007 was 9,005,817.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$1,392	$939
Trade accounts receivable, net	51,906	44,593
Inventories	42,298	34,953
Prepaid expenses	5,166	4,649
Other	4,395	4,782

Total current assets	105,157	89,916

Property, plant and equipment, net	138,173	124,829
Restricted cash value of life insurance	10,377	10,278
Goodwill, net	23,566	21,871
Other intangible assets, net	2,742	2,785
Other assets	1,594	989

Total assets	$281,609	$250,668

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$3,054	$961
Current portion of long-term debt and capital lease obligations	4,060	4,295
Short-term borrowings	8,403	9,541
Accounts payable	28,044	31,686
Accrued liabilities	15,539	11,360

Total current liabilities	59,100	57,843

Long-term debt and capital lease obligations	67,589	53,171
Other post-retirement benefits	13,848	13,606
Deferred income taxes	4,385	5,924
Other liabilities	14,196	12,672

Total liabilities	159,118	143,216

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 10,969 and 10,909 shares, respectively	10,969	10,909
Additional paid-in capital	41,077	39,427
Retained earnings	85,750	78,131
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	17,452	11,742

Total shareholders’ equity	122,491	107,452

Total liabilities and shareholders’ equity	$281,609	$250,668

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2007	2006	2007	2006
Sales	$95,406	$79,130	$266,147	$234,111

Cost of sales	76,838	67,070	221,983	203,107

Gross margin	18,568	12,060	44,164	31,004

Operating expenses	8,375	7,020	22,808	21,429
Research and development expenses	1,737	1,584	4,886	4,592

Income from operations	8,456	3,456	16,470	4,983

Non-operating income, net	344	563	1,095	1,410
Interest expense	1,443	1,522	4,437	4,388

Income before income taxes	7,357	2,497	13,128	2,005

Income taxes	2,402	506	3,894	330

Net income	$4,955	$1,991	$9,234	$1,675

Weighted average common shares and equivalents outstanding:
Basic	8,984	8,914	8,962	8,891
Diluted	9,258	9,050	9,159	8,978

Income per share:
Basic	$0.55	$0.22	$1.03	$0.19
Diluted	$0.54	$0.22	$1.01	$0.19

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
(In thousands)	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$9,234	$1,675
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	11,798	11,663
Stock-based compensation	870	937
Loss (gain) on sale of assets	336	(68)
Deferred income taxes	(695)	71
Loss (gain) on derivative transactions	(366)	309
Other	(121)	(48)
Change in assets and liabilities:
Trade accounts receivable	(5,943)	(2,373)
Prepaid expenses	(463)	(31)
Inventories	(4,598)	(4,393)
Accounts payable and accrued liabilities	(2,296)	(8,598)
Taxes payable	1,690	(727)
Other	2,081	1,460

Net cash provided by (used in) operating activities	11,527	(123)

Cash flows from investing activities:
Investment in property, plant and equipment, net	(22,101)	(12,110)
Proceeds from investments	—	612
Other	(75)	(107)

Net cash used in investing activities	(22,176)	(11,605)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,785	11,510
Payments on short-term borrowings	(9,497)	(1,425)
Proceeds from revolving line of credit	42,267	17,961
Payments on revolving line of credit	(29,982)	(16,333)
Proceeds from long-term debt	4,200	—
Payments of long-term debt	(3,249)	(2,983)
Payments under capital lease obligation	(42)	(22)
Exercise of stock options	723	473
Payment of loan fees	(836)	(74)
Increase in cash overdraft	2,093	43
Payment of dividends	(1,610)	(1,597)
Other	116	84

Net cash provided by financing activities	11,968	7,637

Effect of exchange rate changes on cash and cash equivalents	(866)	(80)

Net increase (decrease) in cash and cash equivalents	453	(4,171)
Cash and cash equivalents, beginning of period	939	5,367

Cash and cash equivalents, end of period	$1,392	$1,196

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
     Penford sells to a variety of customers and has several relatively large customers in each business segment. None of the Company’s customers constituted 10% of sales in fiscal year 2006 and 2005. However, for the nine months ended May 31, 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of the Company’s consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients—North America business.
     In June 2006, the Company announced plans to invest $42 million for up to 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. Construction of the facility is on schedule for production commencement at the end of calendar 2007. The designed capacity has been expanded to 45 million gallons with construction cost estimates maintained at $1.00 to $1.05 per gallon. Approximately 70% of the total construction spend has been committed at May 31, 2007.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2007 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2006.

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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 allows companies the option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is currently evaluating the impact that the adoption of SFAS 159 may have on its consolidated financial statements.
     3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective in the second quarter of fiscal 2006. The Directors’ Plan expired in August 2005. As of May 31, 2007, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 729,726. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

     General Option Information
     A summary of the stock option activity for the nine months ended May 31, 2007, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2006	1,171,063	$13.98
Granted	75,000	16.72
Exercised	(60,430)	11.97
Cancelled	(15,250)	13.14

Outstanding Balance, May 31, 2007	1,170,383	$14.27	5.75	$5,638,052

Options Exercisable at May 31, 2007	785,133	$13.76	5.20	$4,188,414
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.09 as of May 31, 2007 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three and nine months ended May 31, 2007 was $144,200 and $351,100, respectively. The intrinsic value of options exercised during the three and nine months ended May 31, 2006 was $221,900 and $236,300, respectively.
     The following table summarizes information concerning outstanding and exercisable options as of May 31, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (years)	Price	Options	Price

$ 7.73 — 13.00	453,713	5.08	$12.04	418,588	$11.98
13.01 — 16.00	371,670	6.27	14.65	179,795	14.45
16.01 — 19.77	345,000	6.06	16.81	186,750	17.07

	1,170,383			785,133

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

     Under the 2006 Incentive Plan, the Company estimated the fair value of stock options with the following assumptions and resulting weighted-average grant date fair values:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Expected volatility	45%	51%	45%	52%
Expected life (years)	5.5	5.5	5.5	5.0
Interest rate (percent)	4.4-4.9	4.9-5.1	4.4-4.9	4.4-4.5
Dividend yield	1.5%	1.6%	1.5%	1.7%

Weighted-average fair values	$7.79	$7.25	$6.88	$7.25
     Under the 1994 Plan, the Company estimated the fair value of stock options with the following assumptions and resulting weighted-average grant date fair values:

Nine Months Ended
May 31, 2006
Expected volatility	52%
Expected life (years)	5.0
Interest rate (percent)	4.4-4.5
Dividend yield	1.7%

Weighted-average fair values	$6.01
     No stock options were granted under the 1994 Plan during the three months ended May 31, 2006.
     As of May 31, 2007, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the stock-based compensation cost under SFAS No. 123R for the three and nine months ended May 31, 2007 and 2006 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Cost of sales	$25	$29	$66	$81
Operating expenses	239	288	757	794
Research and development expenses	5	10	15	31

Total stock-based compensation expense	$269	$327	$838	$906
Tax benefit	100	111	310	308

Total stock-based compensation expense, net of tax	$169	$216	$528	$598

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

     4—INVENTORIES
     The components of inventory are as follows:

	May 31,	August 31,
	2007	2006
	(In thousands)
Raw materials	$21,518	$18,531
Work in progress	855	449
Finished goods	19,925	15,973

Total inventories	$42,298	$34,953

     5—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	May 31,	August 31,
	2007	2006
	(In thousands)
Land	$17,697	$16,659
Plant and equipment	336,529	322,169
Construction in progress	17,425	7,078

	371,651	345,906
Accumulated depreciation	(233,478)	(221,077)

Net property, plant and equipment	$138,173	$124,829

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first nine months of fiscal 2007 by approximately $3.2 million.
     For the first nine months of fiscal 2007, the Company had $10.5 million of capital expenditures related to construction of the ethanol facility. As of May 31, 2007, the Company had a total of $11.2 million in capital expenditures related to the ethanol facility which includes $0.2 million in related capitalized interest costs.
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

     The Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the Agreement), shall not exceed 3.25 through May 31, 2007. Subsequent to May 31, 2007, the maximum Total Funded Debt Ratio varies between 3.00 and 4.50. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the Agreement, of not more than 1.50 in fiscal 2007, 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million.
     The Company’s obligations under the Agreement are secured by substantially all of the Company’s assets and those of its principal domestic subsidiary, Penford Products Co.
     At May 31, 2007, the Company had $27.5 million and $38.0 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company has borrowed $6.0 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability as of May 31, 2007 was $39.0 million under the capital expansion facility and $32.4 million under the revolving credit lines. The Company was in compliance with the covenants in its credit agreement as of May 31, 2007 and expects to be in compliance with the covenants for the remainder of fiscal 2007.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $32.9 million U.S. dollars at the exchange rate at May 31, 2007. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $8.4 million at May 31, 2007.
     As of May 31, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $33.8 million at 4.18% and $4.2 million at 5.08%, plus the applicable margin under the Company’s credit agreement. As of May 31, 2007, the fair value of the interest rate swaps was $0.9 million.
     7—TAXES
     The Company’s effective tax rate for the three months and nine months ended May 31, 2007 varied from the U.S. federal statutory rate primarily due to Australian and U.S. tax incentives related to research and development, the favorable tax effect of domestic (U.S.) production activities and the effect of the tax settlement discussed below. The Company’s effective tax rate for the three and nine months ended May 31, 2006 varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted in the U.S., which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of U.S. research and development tax credits in the second quarter of 2007 related to fiscal 2006 and the first quarter of 2007.
     In May 2007, the Company settled the outstanding Internal Revenue Service (“IRS”) audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. Under the settlement the Company will receive a cash refund of $0.3 million. In addition, in connection with the settlement of these audits in the third quarter, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.

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
     8—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income are as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
		(In thousands)
Net income	$4,955	$1,991	$9,234	$1,675
Foreign currency translation adjustments	2,418	1,387	5,343	307
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges	1,708	(51)	367	1,062

Total comprehensive income	$9,081	$3,327	$14,944	$3,044

     9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
		(In thousands)
Royalty and licensing income	$486	$503	$1,409	$1,338
Gain (loss) on sale of assets	(194)	—	(336)	68
Other	52	60	22	4

Total	$344	$563	$1,095	$1,410

     In November 2002, the Company exclusively licensed the rights to its resistant starch intellectual property portfolio (the “RS Patents”) for applications in human nutrition. The initial licensing fee of $2.25 million received in November 2002 is being amortized over the life of the licensing agreement. Under the terms of the 2002 license agreement, Penford also became entitled to receive annual royalties for a period of seven years or until a maximum of $11.0 million in royalties has been received by Penford. The royalty payments are subject to a minimum of $7 million over the first five years of the licensing agreement. The Company has recognized $8.0 million in royalty income from the inception of the agreement through May 31, 2007.
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

     10 – PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2007 and 2006 are as follows:

Defined benefit pension plans	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(In thousands)
Service cost	$366	$418	$1,099	$1,254
Interest cost	551	526	1,651	1,578
Expected return on plan assets	(593)	(529)	(1,779)	(1,587)
Amortization of prior service cost	46	46	139	138
Amortization of actuarial losses	48	150	144	450

Net periodic benefit cost	$418	$611	$1,254	$1,833

Post-retirement health care plans	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	(In thousands)
Service cost	$77	$98	$232	$294
Interest cost	204	196	613	588
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	—	36	—	108

Net periodic benefit cost	$243	$292	$731	$876

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
		(In thousands)
Sales:
Industrial Ingredients—North America	$52,965	$41,809	$143,650	$121,454
Food Ingredients—North America	17,091	13,747	46,892	42,404
Australia/New Zealand operations	25,668	23,718	76,296	70,795
Intercompany sales	(318)	(144)	(691)	(542)

	$95,406	$79,130	$266,147	$234,111

Income (loss) from operations:
Industrial Ingredients—North America	$7,066	$3,521	$13,896	$4,877
Food Ingredients—North America	2,918	1,750	7,931	5,636
Australia/New Zealand operations	856	276	1,607	1,071
Corporate and other	(2,384)	(2,091)	(6,964)	(6,601)

	$8,456	$3,456	$16,470	$4,983

	May 31,	August 31,
	2007	2006
	(In thousands)
Total assets:
Industrial Ingredients–North America	$123,855	$98,733
Food Ingredients—North America	32,561	31,714
Australia/New Zealand operations	109,218	104,491
Corporate and other	15,975	15,730

	$281,609	$250,668

     The following table summarizes the stock-based compensation expense related to stock option awards by segment for the three and nine months ended May 31, 2007 and 2006.

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Industrial Ingredients–North America	$69	$71	$205	$191
Food Ingredients—North America	49	33	147	98
Australia/New Zealand operations	13	19	42	32
Corporate	138	204	444	585

	$269	$327	$838	$906

     12—EARNINGS PER SHARE
     Basic earnings per share reflect only the weighted average common shares outstanding during the period. Diluted earnings per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2007 and 2006.

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
		(In thousands)
Weighted average common shares outstanding	8,984	8,914	8,962	8,891
Dilutive stock options	274	136	197	87

Weighted average common shares outstanding, assuming dilution	9,258	9,050	9,159	8,978

     Weighted-average stock options to purchase 68,261 and 201,813 shares of common stock for the three and nine months ended May 31, 2007, and weighted-average stock options to purchase 500,130 and 523,319 shares of common stock for the three and nine months ended May 31, 2006, were excluded from the calculation of diluted earnings per share because they were antidilutive.
     13—LEGAL PROCEEDINGS
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the third quarter of fiscal year 2007, the Company continued to vigorously defend against Graphic’s claim and to diligently prosecute its own claim against Graphic. Discovery by each party also continued. On May 2, 2007, the court re-scheduled trial to commence on October 9, 2007. Based upon discovery responses made by Graphic, Graphic is seeking damages of approximately $3.3 million. Penford is seeking damages of approximately $675,000. The Company is unable to assess the eventual outcome of this litigation at this time and, accordingly, it has not established any loss contingency for this matter.
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
     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, served by operations in the United States. The third segment is the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business.
     Ethanol production at the Company’s new ethanol facility is on schedule for start-up at the end of this calendar year. The designed capacity has been expanded to 45 million gallons with construction cost estimates maintained at $1.00 to $1.05 per gallon. Approximately 70% of the total spend has been committed.

Results of Operations
     Executive Overview
     Consolidated sales for the three months ended May 31, 2007 increased 21% to $95.4 million from $79.1 million in the third quarter of fiscal 2006, primarily due to improved unit pricing and the pass-through impact on sales of higher corn costs in the Industrial Ingredients business, which contributed approximately $7.8 million, favorable product mix and favorable foreign exchange rates in the Australia/New Zealand operations, which contributed approximately $2.6 million, partially offset by lower sales volume in the Industrial Ingredients business. Quarterly gross margin as a percent of sales increased 430 basis points to 19.5% from 15.2% for the same period last year due to revenue gains and a decline in manufacturing costs in the Industrial Ingredients business unit due to lower unit energy costs and improved production yields at the Australia/New Zealand and Food Ingredients—North America operations. Income from operations improved to $8.5 million, a $5.0 million, or 145%, increase over the same quarter of fiscal 2006 due to gross margin improvements, partially offset by a 17% increase in operating expenses resulting from higher research and development costs, professional fees and employee related costs.
     Sales for the first nine months of fiscal 2007 rose 14% to $266.1 million from $234.1 million in the same period of fiscal 2006, driven by improved unit pricing and the pass-through impact on sales of higher corn costs in the Industrial Ingredients business, improved product mix and favorable foreign exchange rates in the Australia/New Zealand operations, partially offset by a 2% decline in consolidated sales volumes. Gross margin as percent of sales improved to 16.6% from 13.2% for the same period last year on revenue gains, improved corn procurement costs in the Industrial Ingredients business, lower energy costs in the North American operations and improved production yields at the Australia/New Zealand business, partially offset by an increase in grain costs at the Australia/New Zealand operations. Operating income for the nine months ended May 31, 2007 rose to $16.5 million, a $11.5 million increase over the same period last year due to improvements in gross margin, partially offset by an increase in operating expenses as discussed below.
     Fiscal 2007 third quarter operating expenses as a percent of sales were comparable to the same quarter of fiscal 2006. Operating expenses for the nine months ended May 31, 2007 increased $1.7 million over the same period last year due to higher employee related costs and research and development costs, partially offset by $0.6 million of severance costs in fiscal 2006 related to managerial changes in the Industrial Ingredients—North America and Australian operations. A discussion of segment results of operations and the effective tax rate follows.
     Sales
     Sales during the third quarter fiscal 2007 at the Company’s Industrial Ingredients—North America business unit were $53.0 million, an $11.2 million or 27% increase over the same period last year. Increases in average unit selling prices in the Company’s core starch products and improved product mix contributed 12%, or $5.2 million, to the sales growth, pass-through impact from higher corn prices added another 19% to segment sales and international shipments expanded by 32%. Volumes were lower by 6% as sales of toll manufactured products declined and certain segments of the paper industry softened. Sales for the first nine months of fiscal 2007 increased 18% to $143.7 million compared to sales of $121.5 million in the same period last year. Higher unit selling prices and product mix contributed 8% to the sales increase and the pass-through impact of higher corn prices contributed another 15%. These revenue increases were partially offset by a 4% decline in volumes, consistent with the third quarter.
     Penford sells to a variety of customers and has several relatively large customers in each business segment. None of the Company’s customers constituted 10% of sales in fiscal year 2006 and 2005. However, for the nine months ended May 31, 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of the Company’s consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients—North America business.
     Third quarter fiscal 2007 sales for the Food Ingredients—North America segment rose 24% to $17.1 million from $13.7 million over the same period a year ago. Sales of potato coatings increased 20% and the combined sales of other categories increased by 29% as quick-service restaurant business improved. In addition, in April 2007, this business introduced applications for pet chews and treats and sales of these formulations added $1.0 million to third quarter sales. Volume increased 9% and improvements in unit pricing and product mix contributed 15% to the revenue growth. Sales for the first nine months of fiscal 2007 grew $4.5 million, or 11%, to $46.9 million over the same period last year. Sales growth was driven by a 3% increase in volumes, primarily sales of applications for the protein market segment and improved pricing and product mix.

     Sales at the Australia/New Zealand operations grew 8%, or $1.9 million, to $25.7 million in the third quarter of fiscal 2007 over the same period of fiscal 2006 primarily due to favorable foreign currency exchange rates and improved unit pricing, offset by a 4% decline in volumes. Third quarter sales in local currency declined 1% over the same quarter of fiscal 2006. Sales for the first nine months of fiscal 2007 increased 8% to $76.3 million from $70.8 million in the same period last year. Favorable foreign currency exchange rates contributed 5% to the sales increase and the additional increase is driven by volume growth of 2% and improved pricing. Sales in local currency increased 2% for the first nine months of fiscal 2007 over the same period of fiscal 2006.
     Income from operations
     Income from operations for the third quarter of fiscal 2007 at the Company’s Industrial Ingredients—North America business unit was $7.1 million, a $3.5 million increase, or 101%, over the same quarter in fiscal 2006. Third quarter fiscal 2007 gross margin as a percent of sales was 20.4% compared to 15.6% in the third quarter of fiscal 2006, primarily due to favorable unit pricing and product mix and improvements in raw material corn procurement, partially offset by a 6% decline in volumes. Operating expenses increased $0.8 million due to higher professional fees, employee related costs and additional research and development costs. Income from operations for the first nine months of fiscal 2007 improved to $13.9 million, a $9.0 million, or 185%, increase compared to the nine-month period of fiscal 2006. Gross margin as a percent of sales expanded to 16.4% in the first nine months of fiscal 2007, a 500 basis point increase over the prior year period. The primary contributors to the gross margin improvement were favorable unit pricing and product mix, improvements in raw material corn procurement and a 6% decrease in unit natural gas costs, partially offset by a 4% decline in volumes.
     Third quarter fiscal 2007 operating income at the Food Ingredients—North America segment rose to $2.9 million, a 67% increase over the same period last year. Gross margin as a percent of sales improved to 29.6% in the third quarter of fiscal 2007 from 26.8% in the same period last year due to revenue expansion and improved plant utilization rates. For the nine months ended May 31, 2007, income from operations grew to $7.9 million, a 41% increase over same period last year of $5.6 million. Gross margin as a percent of sales for the first nine months of fiscal 2007 rose to 29.6%, a 320 basis point improvement over the same period a year ago. Improvements in gross margin were primarily due to favorable product mix, improved plant performance and lower energy costs, partially offset by higher raw material starch costs.
     Fiscal 2007 third quarter income from operations at the Australia/New Zealand operations was $0.9 million, a $0.6 million increase over the same quarter last year. Gross margin as a percent of sales improved to 10.4% compared to 7.9% in the same period last year, driven by improvements in manufacturing costs and increases in unit pricing, partially offset by higher grain costs reflective of drought conditions in Australia. Operating expenses for the third quarter of fiscal 2007 increased 15% over the prior year period on enhanced commercial and research capabilities. Year-to-date income from operations for fiscal 2007 was $1.6 million, a 50% increase compared to the same period last year. For the first nine months of fiscal 2007, gross margin as a percent of sales was 8.7%, an increase from 8.4% in the prior year period due to increases in unit pricing, a 2% increase in sales volume, improved plant utilization rates and reduced overhead costs, partially offset by higher grain costs. Operating expenses increased $0.2 million compared to the nine-month period of fiscal 2006 due to higher research and development expenses and employee related costs. Operating expenses for the first nine months of fiscal 2006 included $0.4 million of employee severance costs.
     Corporate operating expenses
     Corporate operating expenses for the third quarter of fiscal 2007 increased to $2.4 million, a $0.3 million increase over the same period last year due to higher employee related costs and professional fees. For the nine months ended May 31, 2007, corporate operating expenses increased $0.4 million compared to the nine-month period last year due to a rise in employee related costs.
     Interest expense
     Interest expense for the three months ended May 31, 2007 declined $0.1 million from the same period last year due to lower average debt balances, excluding ethanol-related debt borrowings. Interest costs related to construction of the ethanol facility have been capitalized. The year-to-date interest expense for the periods was comparable with increases in the interest rates offset by a decline in the applicable interest rate margin pursuant to the credit agreement as a result of improved financial performance of the Company. The Company’s debt includes the amount outstanding under its grain inventory financing facility. Approximately $9.4 million of debt outstanding at May 31, 2007 is attributable to the construction of the ethanol production plant. Interest costs of $0.2 million associated with the ethanol construction project was capitalized for the nine months ended May 31, 2007. See Note 6 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rate for the three months and nine months ended May 31, 2007 varied from the U.S. federal statutory rate primarily due to Australian and U.S. tax incentives related to research and development, the favorable tax effect of domestic (U.S.) production activities, and the effect of the tax settlement discussed below. The Company’s effective tax rate for the three and nine months ended May 31, 2006 varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted in the U.S., which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of U.S. research and development tax credits in the second quarter of 2007 related to fiscal 2006 and the first quarter of 2007.
     In May 2007, the Company settled the outstanding Internal Revenue Service (“IRS”) audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. Under the settlement the Company will receive a cash refund of $0.3 million. In addition, in connection with the settlement of these audits in the third quarter of fiscal 2007, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.
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
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
		(In thousands)
Royalty and licensing income	$486	$503	$1,409	$1,338
Gain (loss) on sale of assets	(194)	—	(336)	68
Other	52	60	22	4

Total	$344	$563	$1,095	$1,410

     See Note 9 to the Condensed Consolidated Financial Statements in Item 1 for information on the Company’s royalty and licensing income.

Liquidity and Capital Resources
     On October 5, 2006, the Company entered into a $145 million Second Amended and Restated Credit Agreement. See Note 6 to the Condensed Consolidated Financial Statements.
     At May 31, 2007, the Company had $27.5 million and $38.0 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. At May 31, 2007, the Company had borrowed a total of $9.4 million to fund construction of the ethanol plant, consisting of $6.0 million borrowed under the $45 million capital expansion facility and $3.4 million borrowed under the revolving credit facility. Pursuant to the terms of the credit agreement, Penford’s additional borrowing ability as of May 31, 2007 was $39.0 million under the capital expansion facility and $32.4 million under the revolving credit lines. The Company was in compliance with the covenants in its credit agreement as of May 31, 2007 and expects to be in compliance with the covenants for the remainder of fiscal 2007.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $32.9 million U.S. dollars at the exchange rate at May 31, 2007. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $8.4 million at May 31, 2007.
     As of May 31, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $33.8 million at 4.18% and $4.2 million at 5.08%, plus the applicable margin under the Company’s credit agreement. As of May 31, 2007, the fair value of the interest rate swaps was $0.9 million.
     Penford had working capital of $46.1 million and $32.1 million at May 31, 2007 and August 31, 2006, respectively. Accounts receivable increased by $7.3 million, primarily due to more favorable unit sales prices in fiscal 2007, increases in raw material corn costs which are passed through to some customers in the Industrial Ingredients—North America business, and stronger foreign currency exchange rates in Australia/New Zealand. Inventory increased approximately $7.3 million, primarily in the Industrial Ingredients—North America segment, due to an increase in physical corn inventories and an increase in raw material corn costs. Cash provided by operations was $11.5 million for the nine months ended May 31, 2007 compared to cash used in operations of $0.1 million for the nine months ended May 31, 2006. The increase in cash flow from operations is due to improved earnings over the prior year and decline in fiscal 2006 cash flow from operations due to a change in the Company’s financing of Australia grain purchases from vendor financing to bank financing. Total debt outstanding, including the effects of stronger foreign currency exchange rates, increased $13.0 million during the first nine months of fiscal 2007 primarily to fund $22 million in capital expenditures, including those to construct the ethanol facility. For the first nine months of fiscal 2007, the Company had $10.5 million of capital expenditures related to the ethanol facility. As of May 31, 2007, the Company had a total of $11.2 million in capital expenditures related to the ethanol facility which includes $0.2 million in related capitalized interest costs. Currently, the Company estimates its total capital expenditures in fiscal 2007 to be $43 million, including $23 million related to the ethanol facility.
     The Company paid dividends of $1.6 million during the nine months ended May 31, 2007, which represents a quarterly rate of $0.06 per share. On April 23, 2007, the Board of Directors declared a dividend of $0.06 per common share payable on June 1, 2007 to shareholders of record as of May 11, 2007. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at May 31, 2007 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. The long-term debt and capital lease obligations shown below reflects repayments of term and revolver loans and borrowings under the revolver and capital expansion facilities since August 31, 2006. The purchase orders and rail car leases represent additional obligations entered into since August 31, 2006.

(in thousands)
	2007	2008-2009	2010-2011	2012 & After	Total
Long-term Debt and Capital
Lease Obligations	$1,016	$13,127	$9,032	$48,474	$71,649

Purchase Orders — Ethanol Construction	12,120	9,914	—	—	22,034
Rail Car Leases — Ethanol	251	2,574	2,574	1,846	7,245

	$13,387	$25,615	$11,606	$50,320	$100,928

     The Company had no off-balance sheet arrangements at May 31, 2007.
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
     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At May 31, 2007, the allowance for doubtful accounts receivable was $0.7 million.
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
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the

Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains, net of tax, of $0.8 million at May 31, 2007, which are reflected in accumulated other comprehensive income.
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
     Item 4: Controls and Procedures.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of May 31, 2007. There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1 Legal Proceedings
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was served with a lawsuit filed by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. The petition seeks monetary damages for alleged breach of contract, negligence and tortious misrepresentation. These claims arise out of an alleged agreement obligating Penford Products to supply goods to Graphic and Penford Products’ alleged breach of such agreement, together with conduct related to such alleged breach. Penford has filed an answer generally denying all liability and has countersued for damages. During the third quarter of fiscal year 2007, the Company continued to vigorously defend against Graphic’s claim and to diligently prosecute its own claim against Graphic. Discovery by each party also continued. On May 2, 2007, the court re-scheduled trial to commence on October 9, 2007. Based upon discovery responses made by Graphic, Graphic is seeking damages of approximately $3.3 million. Penford is seeking damages of approximately $675,000. The Company is unable to assess the eventual outcome of this litigation at this time and, accordingly, it has not established any loss contingency for this matter.
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
     Energy and chemicals comprise approximately 12% and 11%, respectively, of the cost of manufacturing the Company’s products in the first nine months of fiscal 2007. Natural gas is used extensively in the Industrial Ingredients – North America business to dry starch products, and, to a lesser extent, in the Company’s other business segments. Chemicals are used in all of Penford’s businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. Penford may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. Penford may not be able to pass on increases in energy and chemical costs to its customers and margins and profitability would be adversely affected.
     The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control. The Company’s ability to pass through cost increases for these products is limited by worldwide competition and other factors.
     In the first nine months of fiscal 2007, approximately 33% of Penford’s manufacturing costs were the costs of agricultural raw materials, corn, wheat flour and maize. Weather conditions, plantings and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, particularly in its Australia/New Zealand operations, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, Penford may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour, maize and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability. Last year, growing regions in Australia experienced the second significant drought in the past five years, reducing crop yields and increasing acquisition costs for grain raw materials.

     The loss of a major customer could have an adverse effect on Penford’s results of operations.
     None of the Company’s customers constituted 10% of sales in fiscal year 2006 and 2005. However, for the nine months ended May 31, 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of the Company’s consolidated net sales and sales to the top ten customers represented 44%. Customers place orders on an as-needed basis and generally can change their suppliers without penalty. If the Company lost one or more of its major customers, or if one or more of its customers significantly reduced its orders, sales and results of operations would be adversely affected.
     Changes in interest rates will affect Penford’s profitability.
     At May 31, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates which move in direct relation to the U.S. or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the U.S., depending on the selection of borrowing options. Significant changes in these interest rates would materially affect Penford’s profitability. The Company has fixed the interest rates on approximately 47% of its debt outstanding at May 31, 2007 through interest rate swaps.
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
     In the ordinary course of business, Penford is subject to risks associated with changing foreign exchange rates. In the first nine months of fiscal 2007, approximately 29% of the Company’s revenue was denominated in currencies other than the U.S. dollar. Penford’s revenues and results of operations are affected by fluctuations in exchange rates between the U.S. dollar and other currencies.
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
     Approximately 29% of the Company’s revenues are derived from its operations in Australia and New Zealand. These operations market their products throughout the Asia Pacific region. Continued growth and profitability will require further international expansion. The outlook for these businesses could change at any time and the Company’s results could be affected by changes in business conditions, trade, monetary and fiscal policies, laws and regulations, or other activities of governments, agencies or similar organizations. International risks and uncertainties, including changing social and economic conditions, political hostilities and war, could lead to reduced international sales and profitability.
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

Penford Corporation (Registrant)

July 10, 2007	/s/ Steven O. Cordier

Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002