Form 10-K
period 2007-08-31
PENFORD CORP
filed 2007-11-08
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2007
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

Registrant’s telephone number, including area code:
(303) 649-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	The Nasdaq Stock Market, LLC
Common Stock Purchase Rights	The Nasdaq Stock Market, LLC

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 28, 2007, the last business day of the Registrant’s second quarter of fiscal 2007, was approximately $179.3 million based upon the last sale price reported for such date on The Nasdaq Stock Market LLC. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 1, 2007 was 9,218,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

PART I

Forward-looking Statements

The statements contained in this Annual Report on Form 10-K (“Annual Report”) that are not historical facts, including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 1 — Business and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects,” or comparable terminology or by discussions of strategies or trends.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including those referenced below, and those described from time to time in other filings with the Securities and Exchange Commission which include, but are not limited to:

•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•	expectations regarding the construction cost of the ethanol facility and the timing of ethanol production;

•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

•	unanticipated costs, expenses or third-party claims;

•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

•	interest rate, chemical and energy cost volatility;

•	foreign currency exchange rate fluctuations;

•	changes in assumptions used for determining employee benefit expense and obligations; or

•	other unforeseen developments in the industries in which Penford operates.

Item 1:	Business

Description of Business

Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a North American and Australian developer, manufacturer and marketer of specialty natural-based ingredient systems for many industrial and food applications. The Company’s strategically-located manufacturing facilities in the United States, Australia and New Zealand provide it with broad geographic coverage of its target markets. Penford is a Washington corporation originally incorporated in September 1983. The Company commenced operations as a publicly-traded company on March 1, 1984.

Penford operates in three business segments, each utilizing its carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications in several markets that improve the quality and performance of customers’ products, including papermaking and food products. The first two, industrial ingredients and food ingredients, are broad categories of end-market users, primarily served by the Company’s United States operations. The third segment consists of geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business. Financial information about Penford’s segments and geographic areas is included in Note 15 to the Consolidated Financial Statements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs.

Penford’s three business segments are:

•	Industrial Ingredients — North America, which in fiscal 2007 generated approximately 54% of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Industrial Ingredients’ products are a cost-effective alternative to synthetic, petroleum-based ingredients.

•	Food Ingredients — North America, which in fiscal 2007 generated approximately 17% of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. Its expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients is the only North American manufacturer of modified food-grade potato starch. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in quick-service restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and other food and bakery products.

•	Australia/New Zealand Operations generated approximately 29% of Penford’s revenue in fiscal 2007 and the Company believes it is the sole domestic producer of value-added modified maize starches and various starch derived products for the food, paper and mining industries in Australia and New Zealand. The Australia/New Zealand segment develops, manufactures and markets ingredient systems, including specialty starches and sweeteners for food and industrial applications. In both Australia and New Zealand, modified starch competition is generally from imports as there is only one other domestic producer. This segment’s flexible manufacturing capabilities allow the Company to manufacture products to customer specifications and to quickly respond to customers’ changing needs.

In June 2006, the Company announced plans to invest $42 million for up to 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. In October 2006, Penford refinanced its credit facility and obtained a $45 million capital expansion loan commitment maturing December 2012 to finance construction of the ethanol plant. The designed capacity has been expanded to 45 million gallons with construction cost estimates maintained at $1.00 to $1.05 per gallon. Contracts valued at $40 million have been awarded for this project as of the end of October 2007. Penford has much of the infrastructure within the Cedar Rapids plant to manufacture ethanol cost effectively, with sufficient grain handling, separation processes, utilities and logistic capabilities. The factory is centrally located near rail and ground transport arteries and the ethanol facility will occupy available space within the existing site footprint. Once complete, this enhancement of the Company’s bio-refining capabilities will give management the ability to select from multiple output choices to capitalize on changing industry conditions and selling opportunities. This increased flexibility will allow the Company to direct production towards the most attractive mix of strategic and financial opportunities. Additionally, by improving production capacity and adding fermentation capability, Penford expects to be better positioned to participate in emerging bio-processing trends and technologies that represent potential platforms for future growth.

Raw Materials

Corn:  Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices consistent with those available in the major U.S. grain markets.

Penford Australia’s corn wet milling facilities in Lane Cove, Australia, and Auckland, New Zealand are sourced through truck-delivered corn at contracted prices with regional independent farmers and merchants. The corn sourced in Australia and New Zealand is normally contracted prior to harvest (March — June). Corn used in Australia is purchased and stored for use in both the current and following year. The corn sourced in New Zealand is purchased in advance for future delivery. Corn is also purchased from Australia as necessary to supplement the corn sourced and processed in New Zealand.

Potato Starch:  The Company’s facilities in Idaho Falls, Idaho; Richland, Washington; and Plover, Wisconsin use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to five years with potato processors in the United States, Canada and Mexico to acquire potato-based raw materials.

Wheat Products:  Penford Australia’s Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products, including wheat starch, wheat gluten and glucose syrup. The Company is currently negotiating with various suppliers for the supply of wheat flour subsequent to the expiration of its current supply contract at the end of calendar 2007.

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

Corn, potato starch, wheat flour, chemicals and natural gas are not currently subject to availability constraints, although drought conditions in Australia have periodically affected the prices of corn and wheat in that area and strong demand has substantially increased the prices of natural gas, chemicals and agricultural raw materials. Current forecasts for wheat production in Australia indicate that the existing drought will affect the future price for that raw material. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 50-55% of the recovered potato starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.

Over half of the Company’s manufacturing costs consists of the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in prices may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short-term supply agreements for other production requirements in all locations.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $6.8 million, $6.2 million and $5.8 million for fiscal years ended August 31, 2007, 2006 and 2005, respectively.

At the end of fiscal 2007, Penford had 39 scientists, including seven with PhD’s with expert knowledge of carbohydrate characteristics and chemistry.

Patents, Trademarks and Tradenames

Penford owns a number of patents, trademarks and tradenames.

Penford has approximately 200 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry and animal and human nutrition. Penford’s issued patents expire at various times between 2008 and 2025. The annual cost to renew all of the Company’s patents is approximately $0.2 million. However, most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® Gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind®, PenCling®, PenPlus®, CanTab®, MAPStm, Mazacatm and Fieldcleertm.

Quarterly Fluctuations

Penford’s revenues and operating results vary from quarter to quarter. In particular, the Company experiences seasonality in its Australian operations. The Company has lower sales volumes and gross margins in Australia and New Zealand’s summer months, which occur during Penford’s second fiscal quarter. This seasonal decline is caused by the closure of some customers’ plants for public holidays and maintenance during this period. Decreased consumption of some foods which use the Company’s products, such as packaged bread, also contributes to this seasonal trend. Sales volumes of the Food Ingredients — North America products used in french fry coatings are also generally lower during Penford’s second fiscal quarter due to decreased consumption of french fries during the post-holiday season. The cost of natural gas in North America is generally higher in the winter months than the summer months.

Working Capital

The Company’s growth is funded through a combination of cash flows from operations and short- and long-term borrowings. See the discussion in Liquidity and Capital Resources under Management’s Discussion and Analysis of Financial Condition and the Results of Operations in Item 7.

Penford generally carries a one- to 45-day supply of materials required for production, depending on the lead time for specific items. Penford manufactures finished goods to customer orders or anticipated demand. The Company is therefore able to carry less than a 30-day supply of most products. Terms for trade receivables and trade payables are standard for the industry and region and generally do not exceed 30-day terms except for trade receivables for export sales.

Environmental Matters

Penford’s operations are governed by various federal, state, local and foreign environmental laws and regulations. In the United States, these laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the EPA Oil Pollution Control Act, the Occupational Safety and Health Administration’s hazardous materials regulations, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act, and the Superfund Amendments and Reauthorization Act. In Australia, Penford is subject to the environmental requirements of the Protection of the Environment Operations Act, the Dangerous Goods Act, the Ozone Protection Act, the Environmentally Hazardous Chemicals Act, and the Contaminated Land Management Act. In New Zealand, the Company is subject to the Resource Management Act, the Dangerous Goods Act, the Hazardous Substances and New Organisms Act and the Ozone Protection Act.

Permits are required by the various environmental agencies which regulate the Company’s operations. Penford believes that it has obtained all necessary material environmental permits required for its operations. Penford believes that its operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, are approximately $1.8 million.

Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed by the Corporate Director of Environmental, Health and Safety and is designed to structure the conduct of Penford’s business in a safe and fiscally responsible manner that protects and preserves the health and safety of employees, the communities surrounding the Company’s plants, and the environment. The Company continuously monitors environmental legislation and regulations that may affect Penford’s operations.

During fiscal 2007, there have been no material effects on the Company’s operations that resulted from compliance with environmental regulations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2008.

Principal Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. None of the Company’s customers constituted 10% of sales in fiscal years 2006 and 2005. However, for fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of the Company’s consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients — North America business.

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

Employees

At August 31, 2007, Penford had 596 total employees. In North America, Penford had 357 employees, of which approximately 40% are members of a trade union. The collective bargaining agreement covering the Cedar Rapids- based manufacturing workforce expires in August 2012. Penford Australia had 239 employees, of which 69% are members of trade unions in Australia and New Zealand. The union contracts for the Tamworth, Australia, and the New Zealand facilities have expiration dates of September 2008 and February 2008, respectively. The Lane Cove, Australia, union agreement expires in December 2007 and is currently being negotiated. There is no assurance that the Company will successfully renegotiate this agreement before expiration or at all.

Sales and Distribution

Sales are generated using a combination of direct sales and distributor agreements. In many cases, Penford supports its sales efforts with technical and advisory assistance to customers. Penford generally ships its products upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to two years or on a spot basis. In fiscal 2007, approximately 63% of these sales were under fixed-price contracts, and the remaining 37% of the sales were under formula-priced contracts or sold on a spot basis.

Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail or truck to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.

Foreign Operations and Export Sales

Penford expanded into foreign markets with its acquisition of Penford Australia in September 2000. Penford Australia is the primary producer of corn starch products in Australia and New Zealand. Penford Australia manufactures products used to enhance the quality and performance of packaged food products, generally through providing the texture and viscosity required by its customers for products such as sauces and gravies. Penford Australia’s starch products are also used in industrial applications including mining, paper, corrugating and building materials. The Company’s operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products. Competition is mainly from imported products, except in wheat flour based starches where there is one other producer in Australia. Export sales from Penford’s businesses in the U.S. and Australia/New Zealand accounted for approximately 15%, 13% and 16% of total sales in fiscal 2007, 2006 and 2005, respectively. See Note 15 to the Consolidated Financial Statements in Item 8 for sales, depreciation and amortization, income and loss from operations, net capital expenditures and total assets by geographic segment, which information is incorporated by reference.

Available Information

Penford’s Internet address is www.penx.com. The Company makes available, free of charge, through its Internet site, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4 and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (“SEC”). The information found on Penford’s web site shall not be considered to be part of this or any other report or other filing filed with or furnished to the SEC. The SEC also maintains an Internet site which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC. The SEC’s Internet address is www.sec.gov.

In addition, the Company makes available, through the Investor Relations section of its Internet site, the Company’s Code of Business Conduct and Ethics and the written charters of the Audit, Governance and Executive Compensation and Development Committees.

Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	51	President and Chief Executive Officer
Steven O. Cordier	51	Senior Vice President, Chief Financial Officer and Assistant Secretary
Russell A. Allwell	43	Managing Director, Penford Australia and Penford New Zealand
Timothy M. Kortemeyer	41	Vice President and President, Penford Products Co.
Wallace H. Kunerth	59	Vice President and Chief Science Officer
Christopher L. Lawlor	57	Vice President — Human Resources, General Counsel and Secretary
John R. Randall	63	Vice President and President, Penford Food Ingredients

Mr. Malkoski joined Penford Corporation as Chief Executive Officer and was appointed to the Board of Directors in January 2002. He was named President of Penford Corporation in January 2003. From 1997 to 2001, he served as President and Chief Executive Officer of Griffith Laboratories, North America, a formulator, manufacturer and marketer of ingredient systems to the food industry. Previously, he served in various senior management positions, including as Vice President/Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International, an international marketer and distributor of bananas and other fresh produce. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, progressing through major product category management responsibilities.

Mr. Cordier is Penford’s Senior Vice President, Chief Financial Officer and Assistant Secretary. He joined Penford in July 2002 as Vice President and Chief Financial Officer, and was promoted to Senior Vice President in November 2004. From September 2005 to April 2006, Mr. Cordier served as the interim Managing Director of Penford’s Australian and New Zealand operations. He came to Penford from Sensient Technologies Corporation, a manufacturer of specialty products for the food, beverage, pharmaceutical and technology industries, where he held a variety of senior financial management positions.

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

Mr. Lawlor joined Penford in April 2005 as Vice President-Human Resources, General Counsel and Secretary. From 2002 to April 2005, Mr. Lawlor served as Vice President-Human Resources for Sensient Technologies Corporation, a manufacturer of specialty chemicals and food products. From 2000 to 2002, he was Assistant General Counsel for Sensient. Mr. Lawlor was Vice President-Administration, General Counsel and Secretary for Kelley Company, Inc., a manufacturer of material handling and safety equipment from 1997 to 2000. Prior to joining Kelley Company, Mr. Lawlor was employed as an attorney at a manufacturer of paper and packaging products and in private practice with two national law firms.

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

Factors that May Affect Business and Future Results.

The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control. The Company’s ability to pass through cost increases for these products is limited by worldwide competition and other factors.

In fiscal 2007, approximately 33% of Penford’s manufacturing costs were the costs of corn, wheat flour and potato starch. Weather conditions, plantings, government programs and policies, and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. For example, in 2006 and 2007, growing regions in Australia experienced significant droughts, reducing crop yields and increasing acquisition costs for grain raw materials. Due to local and/or international competition, particularly in the Australia/New Zealand operations, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 12% and 11%, respectively, of the cost of manufacturing the Company’s products in fiscal 2007. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the other business segments. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

In fiscal 2006 and 2005, none of the Company’s customers constituted more than 10% of sales. However, in fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of consolidated net sales and sales to the top ten customers represented 44% of consolidated net sales. Generally, the Company does not have multi-year sales agreements with its customers. Instead, many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

The Company is substantially dependent on its manufacturing facilities; any operational disruption could result in a reduction of the Company’s sales volumes and could cause it to incur substantial losses.

Penford’s revenues are and will continue to be derived from the sale of starch-based ingredients that the Company’s manufactures at its facilities. The Company’s operations may be subject to significant interruption if any of its facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, the Company’s operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company’s insurance may not be adequate to fully cover the potential operational hazards described above or that it will be able to renew this insurance on commercially reasonable terms or at all.

The agreements governing the Company’s debt contain various covenants that limit its ability to take certain actions and also require the Company to meet financial maintenance tests, and Penford’s failure to comply with any of the debt covenants could have a material adverse effect on the Company’s business, financial condition and results of operations.

The agreements governing Penford’s outstanding debt contain a number of significant covenants that, among other things, limit its ability to:

•	incur additional debt or liens;

•	consolidate or merge with any person or transfer or sell all or substantially all of its assets;

•	make investments or acquisitions;

•	pay dividends or make certain other restricted payments;

•	enter into transactions with affiliates; and

•	create dividend or other payment restrictions with respect to subsidiaries.

In addition, the Company’s revolving credit facility requires it to comply with specific financial ratios and tests, under which it is required to achieve specific financial and operating results. Events beyond the Company’s control may affect its ability to comply with these provisions. A breach of any of these covenants would result in a default under the Company’s revolving credit facility. In the event of any default that is not cured or waived, the Company’s lenders could elect to declare all amounts borrowed under the revolving credit facility, together with accrued interest thereon, due and payable, which could permit acceleration of other debt. If any of the Company’s debt is accelerated, there is no assurance that the Company would have sufficient assets to repay that debt or that it would be able to refinance that debt on commercially reasonable terms or at all.

Changes in interest rates may affect Penford’s profitability.

Although the Company has fixed the interest rates on a significant portion of its outstanding debt through interest rate swaps, as of August 31, 2007, approximately $37.5 million of its outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates which move in direct relation to the United States or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.

The Company is subject to income taxes in the United States, Australia and New Zealand. The Company’s effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on the Company’s ability to generate future taxable income in the United States. The amount of income taxes paid is subject to interpretation of applicable tax laws in the jurisdictions in which the Company operates. Although the Company believes it has complied with all applicable income tax laws, there is no assurance that a tax authority will not have a different interpretation of the law or that any additional taxes imposed as a result of tax audits will not have an adverse effect on the Company’s results of operations.

Fluctuations in the relative value of the U.S. dollar and foreign currencies may negatively affect Penford’s revenues and profitability.

In the ordinary course of business, the Company is subject to risks associated with changing foreign exchange rates. The value of the U.S. dollar against foreign currencies has been generally in decline in recent years. In fiscal year 2007, approximately 29% of the Company’s revenue was denominated in currencies other than the U.S. dollar. The Company’s revenues and profitability may be adversely affected by fluctuations in exchange rates between the U.S. dollar and other currencies.

The Company may not be able to implement ethanol production as planned or at all. Even if the Company successfully implements ethanol production, its ethanol facility may not be profitable.

The Company’s ability to implement ethanol production as planned is subject to uncertainty. The Company has secured $45 million of financing for this project which it believes is adequate for the project’s completion; however, the Company could face financial risks if this amount of financing is not sufficient to complete the construction of the ethanol facility. Penford may be adversely affected by environmental, health and safety laws, regulations and liabilities in implementing ethanol production, which could increase its costs. Changes in the markets for ethanol, including oversupply in ethanol capacity, and/or legislation and regulations could materially and adversely affect ethanol demand. There is no assurance that sufficient demand for ethanol will develop to permit profitable operation of the ethanol production facility.

Penford’s results of operations could be adversely affected by litigation and other contingencies.

The Company faces risks arising from litigation matters in which various factors or developments can lead to changes in current estimates of liabilities, such as final adverse judgments, significant settlements or changes in applicable law. A future adverse outcome, ruling or unfavorable development could result in future charges that could have a material effect on the Company’s results of operations.

Penford has foreign operations, which exposes it to the risks of doing business abroad.

Approximately 29% of the Company’s revenues are derived from its operations in Australia and New Zealand. These foreign operations subject the Company to a number of risks associated with conducting business outside the United States, including the following:

•	currency fluctuations;

•	transportation delays and interruptions;

•	political, social and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	the imposition of duties, tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and changing regulatory environments;

•	limitations on the Company’s ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

Although the Company’s operations have not been materially affected by any such factors to date, no assurance can be given that its operations may not be adversely affected in the future. Any of these events could have an adverse effect on the Company’s operations in the future by reducing the demand for its products, decreasing the prices at which the Company can sell its products or otherwise having an adverse effect on its business, financial condition or results of operations.

Penford depends on its senior management team; the loss of any member could adversely affect its operations.

Penford’s success depends on the management and leadership skills of its senior management team. The loss of any of these individuals, particularly Thomas D. Malkoski, the Company’s President and Chief Executive Officer, or Steven O. Cordier, the Company’s Chief Financial Officer, or the Company’s inability to attract, retain and maintain additional personnel, could prevent it from fully implementing its business strategy. There is no assurance that it will be able to retain its existing senior management personnel or to attract additional qualified personnel when needed.

Penford is subject to stringent environmental and health and safety laws, which may require it to incur substantial compliance and remediation costs, thereby reducing profits.

Penford is subject to many federal, state, local and foreign environmental and health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in its manufacturing processes. Compliance with these laws and regulations is a significant factor in the Company’s business. Penford has incurred and expects to continue to incur significant expenditures to comply with applicable environmental laws and regulations. The Company’s failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

The Company may be required to incur costs relating to the investigation or remediation of property, including property where it has disposed of its waste, and for addressing environmental conditions. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, there is no assurance that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by the Company.

The Company expects to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on the Company’s future earnings and operations. The Company anticipates that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising, for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect the Company’s results of operations, and there is no assurance that they will not have a material adverse effect on its business, financial condition and results of operations.

Penford’s unionized workforce could cause interruptions in the Company’s provision of services.

As of August 31, 2007, approximately 40% of the Company’s 357 North American employees, and 69% of the 239 employees of Penford Australia, were members of trade unions. Although the Company’s relations with unions are stable, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers. For example, in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, Penford experienced a union strike at its Cedar Rapids manufacturing facility. The Company incurred $4.2 million and $4.1 million in additional production costs for 2004 and 2005, respectively, in connection with the strike. Additionally, the Company’s non-union workforce could be disrupted by union organizing activities and similar actions.

Lower investment performance by the Company’s pension plan assets will require it to increase its pension liability and expense, which may also lead to accelerated funding of the Company’s pension obligations and divert funds from other uses.

Lower investment performance by the Company’s pension plan assets could increase its defined benefit pension plan obligations. The Company estimates that minimum funding requirements for its qualified defined benefit pension plans will be approximately $1.6 million in fiscal 2008. However, the Company cannot predict whether changing economic conditions or other factors will lead or require it to make contributions in excess of its current expectations, diverting funds it would otherwise apply to other uses. Additionally, there is no assurance that the Company will have the funds necessary to meet any minimum pension funding requirements.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In 2007, the stock price ranged from a low of $16.23 on January 5, 2007 to a high of $41.30 on October 11, 2007. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

•	actual and anticipated variations in the Company’s operating results;

•	general economic and market conditions, including changes in demand for the Company’s products;

•	interest rates;

•	geopolitical conditions throughout the world;

•	perceptions of the strengths and weaknesses of the Company’s industries;

•	the Company’s ability to pay principal and interest on its debt when due;

•	developments in the Company’s relationships with its lenders, customers and/or suppliers;

•	announcements of alliances, mergers or other relationships by or between the Company’s competitors and/or its suppliers and customers; and

•	quarterly variations in the Company’s results of operations due to, among other things, seasonality in demand for products and fluctuations in the cost of raw materials

The stock markets in general have experienced broad fluctuations that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. Accordingly, Penford’s common stock may trade at prices significantly below an investor’s,cost and investors could lose all or part of their investment in the event that they choose to sell their shares.

Provisions of Washington law and the shareholder rights plan could discourage or prevent a potential takeover.

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

In addition, Penford has adopted a shareholder rights plan, intended to discourage a potential acquisition of the Company that its board of directors believes is undesirable to the Company and its shareholders. The shareholder rights plan expires in June 2008 and the Company’s board of directors currently does not intend to renew the plan. The shareholder rights plan and the provisions under Washington law may have the effect of delaying, deterring or preventing a change of control in the ownership of Penford.

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Penford’s facilities as of August 31, 2007 are as follows:

	Bldg. Area	Land Area	Owned/
	(Sq. Ft.)	(Acres)	Leased	Function of Facility

North America:
Centennial, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	29	Owned	Manufacture of corn starch products, administration offices and research laboratories
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	45,000	—	Owned	Manufacture of potato and tapioca starch products
	9,600	4.9	Leased	Administrative office and warehouse
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch Products
Australia/New Zealand:
Lane Cove, New South Wales	75,700	7	Owned	Manufacture of corn starch products, administrative offices and research laboratories
Tamworth, New South Wales	94,600	6	Owned	Manufacture of wheat starch and gluten Products
		477	Owned	Effluent dispersion
Tamworth, New South Wales	—	425	Leased	Agricultural and effluent dispersion
		225	Leased	Agricultural use
Auckland, New Zealand	104,700	5	Owned	Manufacture of corn starch products
	—	3	Leased	Manufacture of corn starch products

Penford’s production facilities are strategically located near sources of raw materials. The Company believes that its facilities are maintained in good condition and that the capacities of its plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3:	Legal Proceedings

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, Louisiana. Graphic sought monetary damages for, among other things, Penford Products’ alleged breach of an agreement during the 2004 strike affecting its Cedar Rapids, Iowa plant to supply Graphic with certain starch products. Penford Products denied all liability and countersued for damages.

During October 2007, this case was tried before a judge of the above-noted court. As of November 7, 2007, no decision in the matter had been rendered by the judge and the judge had not advised Penford Products of the date upon which his decision would be issued. At trial, Graphic argued that it was entitled to damages of approximately $3.27 million, plus interest. Penford Products argued that it was entitled to damages of approximately $550,000, plus interest.

The Company vigorously defended its position at trial. However, the Company, applying its best judgment of the likely outcome of the litigation, has established a loss contingency against this matter of $2.4 million. Depending upon the eventual outcome of this litigation, the Company may incur additional material charges in excess of the amount it has reserved, or it may incur lower charges, the amounts of which in each case management is unable to predict at this time.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

Item 4:	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The Nasdaq Stock Market LLC under the symbol “PENX.” On November 1, 2007, there were 501 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

Quarter Ended November 30	$16.97	$14.55	$14.78	$12.64
Quarter Ended February 28	$21.88	$16.23	$16.48	$11.80
Quarter Ended May 31	$21.25	$18.29	$18.00	$13.62
Quarter Ended August 31	$38.65	$18.20	$17.85	$13.59

Dividends

During each quarter of fiscal year 2007 and 2006, the Board of Directors declared a $0.06 per share cash dividend. On October 30, 2007, the Board of Directors declared a dividend of $0.06 per common share payable on December 7, 2007 to shareholders of record as of November 16, 2007. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by Penford’s earnings, financial condition, and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the payment of dividends in its planning for fiscal 2008.

Pursuant to its credit agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $8 million in any fiscal year or if there exists a Default or Event of Default as defined in the credit agreement. During fiscal years 2007 and 2006, the Company declared dividends on its common stock of $2.2 and $2.1 million, respectively.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2002 to August 31, 2007) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100 — $200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2002 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company’s performance as reflected in the graph is not indicative of the Company’s future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penford Corp., The NASDAQ Composite Index
And A Peer Group

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING AUGUST 31, 2007

	2002	2003	2004	2005	2006	2007
PENFORD CORPORATION	100.00	96.64	124.64	107.75	118.07	269.72
NASDAQ MARKET INDEX (U.S.)	100.00	136.85	141.42	164.86	170.90	203.00
NASDAQ MARKET CAP ($100-200M)	100.00	140.18	132.48	131.41	111.01	120.97

*	$100 invested on 8/31/02 in index-including reinvestment of dividends. Fiscal year ending August 31.

Management does not believe there is either a published index or a group of companies whose overall business is sufficiently similar to the business of Penford to allow a meaningful benchmark against which the Company can be compared. The Company sells products based on specialty carbohydrate chemistry to several distinct markets, making overall comparisons to one of these markets misleading with respect to the Company as a whole. For these reasons, the Company has elected to use non-financial companies traded on Nasdaq with a similar market capitalization as a peer group.

Item 6:	Selected Financial Data

	Year Ended August 31,
	2007		2006(2)	2005		2004		2003
	(Dollars in thousands, except share and per share data)

Operating Data:
Sales	$362,364		$318,419	$296,763		$279,386		$262,467
Cost of sales	298,203		273,476	263,542		241,298		218,784
Gross margin percentage	17.7%		14.1%	11.2%		13.6%		16.6%
Net income(3)	$13,517	(1)	$4,228	$2,574	(4)	$3,702	(5)	$8,436	(6)
Diluted earnings per share	$1.46		$0.47	$0.29		$0.42		$1.03
Dividends per share	$0.24		$0.24	$0.24		$0.24		$0.24
Average common shares and equivalents — assuming dilution	9,283,125		9,004,190	8,946,195		8,868,050		8,227,549
Balance Sheet Data (as of August 31):
Total assets	$288,388		$250,668	$249,917		$252,191		$250,893
Capital expenditures	34,734		14,905	9,413		15,454		8,772
Long-term debt	63,403		53,171	62,107		75,551		76,696
Total debt	74,677		67,007	66,129		80,326		79,696
Shareholders’ equity	125,676		107,452	100,026		95,719		87,885

(1)	Includes pre-tax charges of $2.4 million related to an estimated loss contingency for litigation. See Note 17 to the Consolidated Financial Statements.

(2)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective at the beginning of fiscal 2006. As a result, the results of operations for fiscal 2006 and fiscal 2007 include incremental stock-based compensation cost in excess of what would have been recorded had the Company continued to account for stock-based compensation using the intrinsic value method.

(3)	In the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, Penford experienced a union strike at its Cedar Rapids, Iowa manufacturing facility. As a result, net income for fiscal 2004 and fiscal 2005 reflects incremental expenses for 2004 and 2005, respectively, due to the strike.

(4)	Includes a pre-tax gain of $1.2 million related to the sale of land in Australia, a $0.7 million pre-tax gain related to the sale of an investment and a $1.1 million pre-tax write off of unamortized deferred loan costs. See Note 12 to the Consolidated Financial Statements. Includes a tax benefit of $2.5 million related to 2001 through 2004 that the Company recognized in 2005 when the Company determined that it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained. See Note 13 to the Consolidated Financial Statements.

(5)	Includes pre-tax charges of $1.3 million related to the restructuring of business operations and $0.7 million related to a pre-tax non-operating expense for the write off of unamortized deferred loan costs. See Note 12 to the Consolidated Financial Statements.

(6)	Includes a pre-tax gain of $1.9 million related to the sale of certain assets to National Starch and Chemical Investment Holdings.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn, potatoes, and wheat and are used principally as binders and coatings in paper and food production.

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users, served by operations in the United States. The third segment is comprised of the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business. See Item 1 and Note 15 to the Consolidated Financial Statements for additional information regarding the Company’s business segment operations.

Consolidated fiscal 2007 sales grew 13.8% to $362.4 million from $318.4 million in fiscal 2006 due to favorable unit pricing and product mix in all business segments and stronger foreign currency exchange rates in Australia and New Zealand. Gross margin as a percent of sales expanded 360 basis points from 14.1% in fiscal 2006 to 17.7% in fiscal 2007 primarily due to revenue growth and improved manufacturing efficiencies in each of the business units. The industrial business unit contributed $13.9 million of the total $19.2 million gain in gross margin with improvements in unit pricing and product mix, energy unit costs, corn procurement and manufacturing costs.

Operating expenses increased $1.9 million primarily due to increases in employee-related costs, but declined as a percent of sales to 8.7% in fiscal 2007 from 9.3% in fiscal 2006. In addition, the Company recorded a pretax charge in the amount of $2.4 million related to an estimated loss contingency for litigation. See Note 17 to the Consolidated Financial Statements. Interest expense of $5.7 million in fiscal 2007 was $0.2 million less than in fiscal 2006 due to lower debt balances and interest rates. The margin over the applicable benchmark interest rate was reduced in fiscal 2007 due to the improved financial performance of the Company.

The effective tax rate for fiscal 2007, at 31%, is lower than the statutory tax rate of 35% due to the tax benefits from domestic (U.S.) production activities, lower tax rates on foreign earnings, research and development tax incentives in the United States and Australia, and the effects of a tax audit settled in fiscal 2007. See Note 13 to the Consolidated Financial Statements.

The Company, applying its best judgment of the likely outcome of litigation regarding alleged breach of contract claims against Penford Products, has established a loss contingency against this matter of $2.4 million. Depending upon the eventual outcome of this litigation, the Company may incur additional material charges in excess of the amount it has reserved, or it may incur lower charges, the amounts of which in each case management is unable to predict at this time. See Note 17 to the Consolidated Financial Statements.

In June 2006, the Company announced plans to invest $42 million for up to 40 million gallons of ethanol production capacity per year at its Cedar Rapids, Iowa facility. In October 2006, Penford refinanced its credit facility and obtained a $45 million capital expansion loan commitment under its credit facility maturing December 2012 to finance construction of the ethanol plant. The designed capacity has been expanded to 45 million gallons with construction cost estimates maintained at $1.00 to $1.05 per gallon. Contracts valued at $40 million have been awarded for this project as of the end of October 2007. Penford already has much of the infrastructure within the Cedar Rapids plant to manufacture ethanol cost effectively, with sufficient grain handling, separation processes, utilities and logistic capabilities. The factory is centrally located near rail and ground transport arteries and the ethanol facility will occupy available space within the existing site footprint. Once complete, this enhancement of the Company’s bio-refining capabilities will give management the ability to select from multiple output choices to capitalize on changing industry conditions and selling opportunities. This increased flexibility will allow the Company to direct production towards the most attractive mix of returns and margins. Additionally, by improving throughput capacity and adding fermentation capability, Penford is better positioned to participate in emerging bio-processing trends and technologies that may represent future platforms for growth.

Accounting Changes

As of August 31, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). The recognition provision requires an employer to recognize a plan’s funded status in the statement of financial position and recognize the changes in a plan’s funded status in the statement of comprehensive income in the year in which the changes occur. The effect of adoption on the consolidated balance sheet was a decrease in other assets of $2.5 million, a decrease in current accrued liabilities of $1.2 million, an increase in other liabilities of $4.3 million, a decrease in other postretirement benefits of $1.1 million, a decrease in accumulated other comprehensive income, net of tax, of $2.8 million, and an increase in deferred tax assets of $1.7 million. The adoption of SFAS 158’s recognition provision did not have an effect on the Company’s consolidated results of operations for fiscal 2007, or for any prior year presented, and it will not have an effect on the results of operations in the future. See Note 10 to the Consolidated Financial Statements.

As of September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), utilizing the modified-prospective transition method under which prior period results were not restated. The consolidated results of operations for fiscal years 2007 and 2006 include incremental stock-based compensation cost in excess of what would have been recorded had the Company continued to account for stock-based compensation using the intrinsic value method. Pretax stock-based compensation expense included in the consolidated results of operations was $1.1 million in each of fiscal years 2007 and 2006. See Note 9 to the Consolidated Financial Statements.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Industrial Ingredients — North America

	Year Ended August 31,
	2007	2006
	(Dollars in thousands)

Sales	$194,957	$165,850
Cost of sales	$159,851	$144,656
Gross margin	18.0%	12.8%
Income from operations	$19,251	$9,121

Industrial Ingredients’ fiscal 2007 sales of $195.0 million increased $29.1 million, or 18%, over fiscal 2006, primarily driven by unit price increases and the positive effects on revenue of passing through higher corn costs. Combined, these factors added $34 million to fiscal 2007 sales. Offsetting these increases was a 6% decline in volume due to softness in the paper market as customers closed or temporarily shuttered plants.

Gross margin increased $13.9 million, or 66%, over fiscal 2006 to $35.1 million, and, as a percentage of sales, expanded to 18.0% in fiscal 2007 compared to 12.8% in fiscal 2006. Approximately $12 million of the margin growth was due to higher unit pricing and favorable product mix. Improvements in energy unit costs of $0.3 million, favorable corn procurement costs of $3.3 million and reductions in manufacturing overhead of $1.2 million also contributed to increased margin. These favorable effects were partially offset by increased chemical costs of $0.7 million and the margin effect of a volume decline of $2.7 million.

Income from operations increased $10.1 million over fiscal 2006 due to the increase in the gross margin, partially offset by $2.4 million related to an estimated loss contingency for litigation. See Note 17 to the Consolidated Financial Statements. Operating expenses declined to 5.2% of sales in fiscal 2007, compared to 5.5% of sales in fiscal 2006. Research and development expenses remained comparable to fiscal 2006 at 1.7% of sales.

Food Ingredients — North America

	Year Ended August 31,
	2007	2006
	(Dollars in thousands)

Sales	$62,987	$57,156
Cost of sales	$44,036	$41,954
Gross margin	30.1%	26.6%
Income from operations	$10,684	$7,819

Sales at the Food Ingredients — North America business expanded 10.2% over the prior year driven by an 8.8% increase in average unit sales prices. Volumes increased slightly, adding 120 basis points to the revenue increase. Annual sales in the protein end market grew 17% over last year and sales of applications for the pet chew and treats product lines rose from $.05 million in fiscal 2006 to $2.4 million in fiscal 2007.

Gross margin improved by $3.7 million in fiscal 2007, due to higher unit selling prices and favorable product mix, offset by a 14% increase in the average unit cost of raw materials. Fiscal 2007 operating income increased 37% over last year on the expansion in gross margin partially offset by $0.5 million in higher employee-related expenses and increased research and development expenses of $0.1 million.

Australia/New Zealand Operations

	Year Ended August 31,
	2007	2006
	(Dollars in thousands)

Sales	$105,244	$96,121
Cost of sales	$95,141	$87,575
Gross margin	9.6%	8.9%
Income from operations	$3,269	$1,735

The Australian business reported a 9.5% increase in sales in fiscal 2007 over fiscal 2006. Favorable foreign currency rates and favorable unit pricing contributed 730 basis points and 140 basis points, respectively, to the revenue increase. Sales volumes increased less than 1% and sales in local currency increased 2%.

Gross margin expanded to 9.6% of sales in fiscal 2007 from 8.9% in fiscal 2006 on lower distribution costs and improved production yields and volumes. Escalating wheat costs of $1.6 million were fully offset by improved product pricing.

Total operating expenses for fiscal 2007 were comparable to fiscal 2006, but declined to 4.9% of sales from 5.6% in fiscal 2006. Research and development expenses increased by $0.2 million and, as a percent of sales, were comparable to fiscal 2006 at 1.6%. Increases in these expenses were due to enhancements to the segment’s commercial and research capabilities. Operating expenses in fiscal 2006 included $0.9 million of employee- severance costs.

Corporate Operating Expenses

Corporate operating expenses increased to $9.6 million in fiscal 2007 from $9.4 million in fiscal 2006. Employee related costs increased by $0.6 million partially offset by declines in legal and professional fees.

Fiscal 2006 Compared to Fiscal 2005

Industrial Ingredients — North America

	Year Ended August 31,
	2006	2005
	(Dollars in thousands)

Sales	$165,850	$147,782
Cost of sales	$144,656	$136,127
Gross margin	12.8%	7.9%
Income (loss) from operations	$9,121	$(147)

Industrial Ingredients fiscal 2006 sales of $165.9 million increased $18.1 million, or 12%, over fiscal 2005, primarily driven by a volume increase of 9%. More favorable pricing and product mix contributed 2% of the sales increase for the year.

Gross margin increased $9.5 million, or 82%, over fiscal 2005 to $21.2 million, and, as a percent of sales, expanded to 12.8% in fiscal 2006 compared to 7.9% in fiscal 2005. Approximately $8.8 million of the margin growth was due to higher unit pricing, favorable product mix and increases in manufacturing volumes.

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

Income from operations for fiscal 2006 increased $9.3 million over fiscal 2005 due to the increase in the gross margin. Operating expenses, which included $0.2 million in severance costs, declined to 5.5% of sales in fiscal 2006, compared to 6.1% of sales in fiscal 2005. Research and development expenses remained comparable to fiscal 2005 at 1.8% of sales.

Food Ingredients — North America

	Year Ended August 31,
	2006	2005
	(Dollars in thousands)

Sales	$57,156	$53,661
Cost of sales	$41,954	$38,964
Gross margin	26.6%	27.4%
Income from operations	$7,819	$7,404

Sales at the Food Ingredients — North America business rose 7% in fiscal 2006 over fiscal 2005, driven by an 8% volume increase. Annual sales volumes in the dairy and protein end markets grew 42% over fiscal 2005. Sales of formulations for potato coatings and sweeteners increased 7% and 18%, respectively. Revenues from nutrition (low-carbohydrate) applications declined by $4.6 million in fiscal 2006.

Gross margin as a percent of sales declined by 80 basis points in fiscal 2006 from fiscal 2005, due to the decrease in sales of higher-margin nutrition products and higher chemical and energy costs of $0.7 million. Improved plant utilization from increased production volumes partially offset the unfavorable product mix. Fiscal 2006 operating and research and development expenses increased by $0.1 million and declined to 12.9% of sales compared to 13.6% in fiscal 2005.

Australia/New Zealand Operations

	Year Ended August 31,
	2006	2005
	(Dollars in thousands)

Sales	$96,121	$96,231
Cost of sales	$87,575	$89,362
Gross margin	8.9%	7.1%
Income from operations	$1,735	$1,331

The Australian business reported sales of $96.1 million in fiscal 2006 compared to $96.2 million in fiscal 2005. A 3% sales volume increase was offset by unfavorable foreign currency exchange rates. Sales in local currencies increased 1% as volume increases were partially offset by lower unit pricing.

Gross margin expanded to 8.9% of sales in fiscal 2006 from 7.1% in fiscal 2005 as the Tamworth, Australia facility improved its production yields and plant utilization upon completion of a reconfiguration of its manufacturing processes in fiscal 2005. Lower wheat and New Zealand grain costs also contributed $0.6 million to the gross margin improvements.

Operating expenses rose to 5.6% of sales in fiscal 2006 from 4.5% in fiscal 2005 on $0.9 million of employee severance costs incurred during fiscal 2006.

Corporate Operating Expenses

Corporate operating expenses increased to $9.4 million in fiscal 2006 from $7.6 million in fiscal 2005. The Company expensed $0.7 million in stock-based compensation costs for corporate employees during fiscal 2006 after adoption of SFAS 123R. Legal and professional fees increased $0.4 million and employee costs, including contributions to the Company’s defined contribution plan, increased $0.5 million.

Non-Operating Income (Expense)

Other non-operating income consists of the following:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Royalty and licensing income	$1,902	$1,827	$1,386
Gain (loss) on sale of assets	(325)	85	64
Loss on extinguishment of debt	—	—	(1,051)
Gain on sale of Tamworth farm	60	78	1,166
Gain on sale of investment	—	—	736
Other	8	(94)	(92)

	$1,645	$1,896	$2,209

In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee and royalties during the years noted above.

In fiscal 2005, the Company refinanced its secured term and revolving credit facilities and wrote off $1.1 million of unamortized debt issuance costs related to this debt.

In fiscal 2005, Penford sold a parcel of land near its wheat starch plant in Tamworth, New South Wales, Australia, that was used for disposal of effluent from the Tamworth manufacturing process for $1.9 million, and recognized a gain on the sale of $1.2 million. A second parcel of land was sold in fiscal 2006 with leasebacks to the Company. Gain on the sale is being recognized in income proportionally over the terms of the leases.

In fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

Interest expense

Interest expense was $5.7 million, $5.9 million and $5.6 million in fiscal years 2007, 2006 and 2005, respectively. Interest expense for fiscal 2007 declined $0.2 million from fiscal 2006 with increases in the interest rates offset by a decline in the applicable interest rate margin pursuant to the credit agreement as a result of improved financial performance by the Company and lower average debt balances, excluding ethanol-related debt borrowings. Approximately $14.5 million of debt outstanding at August 31, 2007 was attributable to the construction of the ethanol production plant. Interest costs of $0.4 million related to construction of the ethanol facility were capitalized in fiscal 2007. Interest expense for fiscal 2006 compared to fiscal 2005 rose on higher short-term interest rates on the Company’s revolving line of credit and short-term borrowings.

As of August 31, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates. As of August 31, 2007, under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $32.8 million at 4.18% and $4.2 million at 5.08%, plus the applicable margin under the Company’s credit facility.

Income taxes

The effective tax rates for fiscal years 2007, 2006 and 2005 were 31%, 20% and 209%, respectively. The effective tax rate for fiscal 2007 varied from the U.S. federal statutory rate of 35% primarily due to Australian and U.S. tax incentives related to research and development, the favorable tax effect of domestic (U.S.) production activities, and the effect of a tax settlement. The tax benefits previously available to the Company related to the extraterritorial income exclusion expired in December 2006. In May 2007, the Company settled the outstanding Internal Revenue Service (“IRS”) audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. Under the settlement, the Company received a cash refund of $0.3 million. In addition, in connection with the settlement of these audits in the third quarter of fiscal 2007, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.

In December 2006, the Tax Relief Healthcare Act of 2006 was enacted in the United States, which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of U.S. research and development tax credits in 2007 related to fiscal 2006.

The effective tax rate for fiscal 2006 is lower than the statutory tax rate due to the tax benefits of the extraterritorial income exclusion (“EIE”) deduction, lower tax rates on foreign earnings and research and development tax credits.

The tax benefit recognized for fiscal 2005 of $4.9 million included a $2.5 million tax benefit relating to the Company’s incremental EIE deduction on its U.S. federal income tax returns for fiscal years 2001 through 2004. In fiscal 2005, the Company determined that it was probable that the EIE deduction would be sustained under audit by the IRS. See Note 13 to the Consolidated Financial Statements. Other factors affecting the effective tax rate for 2005 were the benefits resulting from the 2005 EIE deduction, research and development tax credits, and lower foreign tax rates.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its five-year revolving line of credit which expires in 2011. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2008.

Operating Activities

At August 31, 2007, Penford had working capital of $39.0 million, and $67.3 million outstanding under its credit facility. Cash flow from operations was $22.5 million, $11.4 million and $21.1 million in fiscal years 2007, 2006 and 2005, respectively. The increase in cash flow in fiscal 2007 compared to fiscal 2006 was due to the growth in earnings in fiscal 2007. The decrease in cash flow from operations in fiscal 2006 compared to fiscal 2005 is due to a change in the Company’s financing of Australian grain purchases from vendor financing to bank financing. See “Financing Activities” below for a discussion of the grain facility in Australia.

Penford maintains two defined benefit pension plans in the United States. Rising discount rates have decreased the Company’s underfunded plan status (plan assets compared to benefit obligations). Based on the current underfunded status of the plans and the actuarial assumptions being used for fiscal 2008, Penford estimates that it will be required to make minimum contributions to the pension plans of $1.6 million during fiscal 2008.

Investing Activities

Capital expenditures were $34.7 million, $14.9 million and $9.4 million in fiscal years 2007, 2006 and 2005, respectively. Capital expenditures in fiscal years 2007 and 2006 include $19.3 million and $0.7 million, respectively, for the ethanol production facility. Penford expects capital expenditures, including $27 million in expenditures for the Company’s ethanol production facility, to be approximately $47 million in fiscal 2008.

Financing Activities

On October 5, 2006, Penford entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.

The 2007 Agreement refinanced the Company’s previous $105 million secured term and revolving credit facilities. Under the 2007 Agreement, the Company can borrow $40 million in term loans and $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the 2007 Agreement provided the Company with $45 million in capital expansion funds which are being used by the Company to finance the construction of its planned ethanol production facility in Cedar Rapids, Iowa. The capital expansion funds may be borrowed as term loans from time to time prior to October 5, 2008.

The final maturity date for the term and revolving loans under the 2007 Agreement is December 31, 2011. Beginning on December 31, 2006, the Company must repay the term loans in twenty equal quarterly installments of $1 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and $2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the 2007 Agreement are based on either LIBOR in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

The 2007 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2007 Agreement), shall not exceed a maximum, which varies between 3.00 and 4.50 through the term of the 2007 Agreement. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the 2007 Agreement, of not more than 1.50 in fiscal 2007, 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million, unless the Company can maintain a Total Funded Debt Ratio below 2.00 for each fiscal quarter during any fiscal year, which would result in the annual capital expenditure limit to increase to $25 million for such fiscal year.

The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets and a majority of the shares of Penford Holdings Pty. Ltd. (Australia). The Company was in compliance with the covenants in the 2007 Agreement as of August 31, 2007 and expects to be in compliance during fiscal 2008. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of August 31, 2007 was $30.5 million under the capital expansion facility and $44.2 million under the revolving line of credit.

The Company’s short-term borrowings consist of an Australian grain inventory financing facility. In fiscal 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $32.7 million U.S. dollars at the exchange rate at August 31, 2007. This facility expires on March 15, 2008 and carries an effective interest rate equal to BBSY plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $7.2 million at August 31, 2007.

Dividends

In fiscal 2007, Penford paid dividends on its common stock of $2.2 million at a quarterly rate of $0.06 per share. On October 30, 2007, the Board of Directors declared a dividend of $0.06 per common share payable on December 7, 2007 to shareholders of record as of November 16, 2007. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is affected by the Company’s earnings, financial condition and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the continuation of quarterly dividends in its planning for fiscal 2008.

Pursuant to the 2007 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $8 million in any fiscal year or if there exists a Default or Event of Default as defined in the 2007 Agreement.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

Management has reviewed the accounting policies and related disclosures with the Audit Committee of the Board of Directors. The accounting policies that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:

•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

•	Self-insurance program

•	Income taxes

•	Stock-based compensation

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2007, the allowance for doubtful accounts receivable was $0.8 million.

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

The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred gains (losses), net of tax, of $(0.6) million and $0.5 million at August 31, 2007 and 2006, respectively, which are reflected in accumulated other comprehensive income in both years. See Note 1 and 2 to the Consolidated Financial Statements.

Benefit Plans

Penford has defined benefit plans for its U.S. employees providing retirement benefits and coverage for retiree health care. Qualified third-party actuaries assist management in determining the expense and funded status of these employee benefit plans. Management makes several estimates and assumptions in order to measure the expense and funded status, including interest rates used to discount certain liabilities, rates of return on plan assets, rates of compensation increases, employee turnover rates, anticipated mortality rates, and increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the Company’s future results of operations. Disclosure about these estimates and assumptions are included in Note 10 to the Consolidated Financial Statements. See “Defined Benefit Plans” below.

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

Self-insurance Program

The Company maintains a self-insurance program covering portions of workers’ compensation and group health liability costs. The amounts in excess of the self-insured levels are fully insured by third-party insurers. Liabilities associated with these risks are estimated in part by considering historical claims experience, severity factors and other actuarial assumptions. Projections of future losses are inherently uncertain because of the random nature of insurance claims occurrences and changes that could occur in actuarial assumptions. The financial results of the Company could be significantly affected if future claims and assumptions differ from those used in determining these liabilities.

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

In evaluating the exposures connected with the various tax filing positions, the Company establishes an accrual, when, despite management’s belief that the Company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Beginning in fiscal 2008, the Company will be required to adopt Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which will change the accounting for tax positions. See discussion in Note 1 to the Consolidated Financial Statements.

Stock-Based Compensation

Beginning September 1, 2005, the Company recognizes stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life. See Note 9 to the Consolidated Financial Statements.

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

Contractual Obligations

As more fully described in Notes 5 and 8 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2007 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2007 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2007 (in thousands):

	2008	2009-2010	2011-2012	2013 & After	Total

Long-term Debt and Capital Lease Obligations	$4,056	$20,597	$42,806	$—	$67,459
Short-term Borrowings	7,218	—	—	—	7,218
Postretirement medical(1)	596	1,353	1,495	4,649	8,093
Operating Lease Obligations	6,602	10,957	5,262	4,408	27,229
Purchase Obligations	101,574	2,642	—	—	104,216

	$120,046	$35,549	$49,563	$9,057	$214,215

(1)	Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2017 based on actuarial assumptions.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Defined Benefit Pension and Postretirement Benefit Plans

Penford maintains defined benefit pension plans and defined benefit postretirement health care plans in the United States.

The most significant assumptions used to determine benefit expense and benefit obligations are the discount rate and the expected return on assets assumption. See Note 10 to the Consolidated Financial Statements for the assumptions used by Penford.

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2005 (6.25%), 2006 (5.50%) and 2007 (6.15%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.1 million and other postretirement benefit expense by $0.01 million. During fiscal 2007, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2007, as well as net periodic expense for fiscal 2008, to 6.51%.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2007. A 50 basis points decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on plan assets at August 31, 2007. The expected return on plan assets used in calculating fiscal 2008 pension expense is 8%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2007, unrecognized losses from all sources are $3.7 million for the pension plans and $0.6 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.05 million in fiscal 2008. Amortization of unrecognized net losses is not expected to affect the net postretirement health care expense in fiscal 2008.

Penford recognized pension expense of $1.7 million, $2.4 million and $1.9 million in fiscal years 2007, 2006 and 2005, respectively. Penford expects pension expense to be approximately $1.6 million in fiscal 2008. The Company contributed $1.0 million, $3.3 million and $3.6 million to the pension plans in fiscal years 2007, 2006 and 2005, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $1.6 million during fiscal 2008.

The Company recognized benefit expense for its postretirement health care plan of $1.0 million, $1.2 million and $1.0 million in fiscal years 2007, 2006 and 2005, respectively. Penford expects to recognize approximately $1.0 million in postretirement health care benefit expense in fiscal 2008. The Company contributed $0.6 million, $0.7 million, and $0.5 million in fiscal years 2007, 2006 and 2005 to the postretirement health care plans and estimates that it will contribute $0.6 million in fiscal 2008.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will affect future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of EITF Issue No. 06-2 will have on its consolidated financial statements and currently does not believe the adoption will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements and currently does not believe the adoption will have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 allows companies the option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is currently evaluating the impact that the adoption of SFAS 159 may have on its consolidated financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates, which are generally set for one or three months. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $32.8 million at 4.18% and $4.2 million at 5.08%, plus the applicable margin under the Company’s credit facility. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2007 is approximately $0.4 million.

Foreign Currency Exchange Rates

The Company has U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with the Company’s foreign operation, Penford Australia. Currently, cash generated by Penford Australia’s operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2007, approximately 21% of total debt was denominated in Australian dollars.

The Company has not maintained any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company’s review, may result in the incorporation of derivative instruments in the Company’s hedging strategy. The currency exchange rate risk between Penford’s Australian and New Zealand operations is not significant. For the year ended August 31, 2007, a 10% change in the foreign currency exchange rates compared with the U.S. dollar would have affected fiscal 2007 reported net income by approximately $0.2 million.

From time to time, Penford enters into foreign exchange forward contracts to manage exposure to receivables and payables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2007 and 2006, Penford did not have any foreign exchange forward contracts outstanding. At August 31, 2007, the Company had U.S. dollar denominated trade receivables of $1.9 million at Penford Australia.

Commodities

The availability and price of corn, Penford’s most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. To reduce the price risk caused by market fluctuations, Penford generally follows a policy of using exchange-traded futures and options contracts to hedge exposure to corn price fluctuations in North America. These futures and options contracts are designated as hedges. The changes in market value of these contracts have historically been, and are expected to continue to be, highly effective in offsetting the price changes in corn. A majority of the Company’s sales contracts for corn-based industrial starch ingredients contain a pricing methodology which allows the Company to pass-through the majority of the changes in the commodity price of net corn.

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2007 and 2006, the fair value of the Company’s net corn position was approximately $1.0 million and $0.02 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2007 and 2006 is estimated at $104,000 and $2,000, respectively.

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

Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2007 and 2006, the fair value of the natural gas exchange-traded futures and options contracts was a loss of approximately $1.9 million and a loss of approximately $0.3 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2007 and 2006 is estimated at $188,000 and $27,000, respectively.

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets:
Cash	$—	$939
Trade accounts receivable, net	54,333	44,593
Inventories	39,537	34,953
Prepaid expenses	5,025	4,649
Other	6,384	4,782

Total current assets	105,279	89,916
Property, plant and equipment, net	146,663	124,829
Restricted cash value of life insurance	10,366	10,278
Other assets	1,725	989
Other intangible assets, net	878	2,785
Goodwill, net	23,477	21,871

Total assets	$288,388	$250,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$5,468	$961
Current portion of long-term debt and capital lease obligations	4,056	4,295
Short-term borrowings	7,218	9,541
Accounts payable	32,410	31,686
Accrued liabilities	17,094	11,360

Total current liabilities	66,246	57,843
Long-term debt and capital lease obligations	63,403	53,171
Other postretirement benefits	12,814	13,606
Deferred income taxes	3,140	5,924
Other liabilities	17,109	12,672

Total liabilities	162,712	143,216
Commitments and contingencies (Notes 8 and 17)
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 11,098,739 shares in 2007 and 10,909,153 shares , including treasury shares	11,099	10,909
Additional paid-in capital	43,902	39,427
Retained earnings	89,486	78,131
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income	13,946	11,742

Total shareholders’ equity	125,676	107,452

Total liabilities and shareholders’ equity	$288,388	$250,668

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Sales	$362,364	$318,419	$296,763
Cost of sales	298,203	273,476	263,542

Gross margin	64,161	44,943	33,221
Operating expenses	31,391	29,477	26,413
Research and development expenses	6,812	6,198	5,796
Other costs	2,400	—	—

Income from operations	23,558	9,268	1,012
Interest expense	5,711	5,902	5,574
Other non-operating income, net	1,645	1,896	2,209

Income (loss) before income taxes	19,492	5,262	(2,353)
Income tax expense (benefit)	5,975	1,034	(4,927)

Net income	$13,517	$4,228	$2,574

Weighted average common shares and equivalents outstanding, assuming dilution	9,283,125	9,004,190	8,946,195

Earnings per common share:
Basic	$1.50	$0.48	$0.29

Diluted	$1.46	$0.47	$0.29

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Net income	$13,517	$4,228	$2,574

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $1,619, $(271) and $156	(2,641)	492	(303)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $950, $(152) and $350	1,550	(294)	679
Foreign currency translation adjustments	4,690	536	3,271
(Increase) decrease in post retirement liabilities, net of applicable income tax benefit (expense) of $(864), $(1,530) and $365	1,409	2,842	(677)

Other comprehensive income	5,008	3,576	2,970

Total comprehensive income	$18,525	$7,804	$5,544

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities:
Net income	$13,517	$4,228	$2,574
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	15,696	15,583	17,025
Stock-based compensation	1,092	1,150	91
Loss (gain) on sale of assets	325	(85)	(64)
Loss on early extinguishment of debt	—	—	1,051
Gain on sale of investment	—	—	(736)
Gain on sale of land	(60)	(78)	(1,166)
Deferred income tax benefit	(1,771)	(293)	(5,410)
Loss (gain) on derivative transactions	(946)	40	(300)
Excess tax benefit from stock-based compensation	(1,001)	(102)	—
Other	95	38	(67)
Change in operating assets and liabilities:
Trade receivables	(8,537)	(4,836)	(122)
Inventories	(3,136)	(692)	(1,177)
Prepaid expenses	(339)	449	(914)
Accounts payable and accrued liabilities	3,148	(4,944)	12,102
Taxes payable	3,334	(215)	(2,594)
Other	1,112	1,142	763

Net cash flow from operating activities	22,529	11,385	21,056

Investing activities:
Acquisitions of property, plant and equipment, net	(34,734)	(14,905)	(9,413)
Proceeds from investments	—	—	3,525
Proceeds from sale of land	—	612	1,870
Other	(44)	(80)	(150)

Net cash used by investing activities	(34,778)	(14,373)	(4,168)

Financing activities:
Proceeds from short-term borrowings	4,625	13,916	—
Payments on short-term borrowings	(7,548)	(4,744)	—
Proceeds from revolving line of credit	54,454	22,920	57,830
Payments on revolving line of credit	(45,255)	(27,907)	(48,177)
Proceeds from long-term debt	4,200	—	22,396
Payments on long-term debt	(4,249)	(3,980)	(47,867)
Exercise of stock options	2,572	508	682
Payment of loan fees	(836)	(224)	(905)
Excess tax benefit from stock-based compensation	1,001	102	—
Increase in cash overdraft.	4,507	184	776
Payment of dividends	(2,163)	(2,132)	(2,117)
Other	(59)	(32)	(8)

Net cash from (used by) financing activities	11,249	(1,389)	(17,390)

Effect of exchange rate changes on cash and cash equivalents	61	(51)	(46)

Net decrease in cash and cash equivalents	(939)	(4,428)	(548)
Cash and cash equivalents, beginning of year	939	5,367	5,915

Cash and cash equivalents, end of year	$—	$939	$5,367

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$5,645	$5,240	$4,754
Income taxes, net	$5,257	$1,342	$563
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$72	$102	$85

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Common stock
Balance, beginning of year	$10,909	$10,849	$10,784
Exercise of stock options	190	51	65
Issuance of restricted stock, net	—	9	—

Balance, end of year	11,099	10,909	10,849

Additional paid-in capital
Balance, beginning of year	39,427	37,728	36,911
Exercise of stock options	2,382	457	617
Tax benefit of stock option exercises	1,001	101	109
Stock based compensation	1,050	1,150	91
Issuance of restricted stock, net	42	(9)	—

Balance, end of year	43,902	39,427	37,728

Retained earnings
Balance, beginning of year	78,131	76,040	75,585
Net income	13,517	4,228	2,574
Dividends declared	(2,162)	(2,137)	(2,119)

Balance, end of year	89,486	78,131	76,040

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	11,742	8,166	5,196
Change in fair value of derivatives, net of tax	(2,641)	492	(303)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	1,550	(294)	679
Foreign currency translation adjustments	4,690	536	3,271
(Increase) decrease in postretirement liabilities, net of tax	1,409	2,842	(677)
Adoption of SFAS No. 158 recognition provision, net of tax	(2,804)	—	—

Balance, end of year	13,946	11,742	8,166

Total shareholders’ equity	$125,676	$107,452	$100,026

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Business

Penford Corporation (“Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications. The Company operates manufacturing facilities in the United States, Australia and New Zealand. Penford’s products provide convenient and cost-effective solutions derived from renewable sources. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year presentation.

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

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2007, 2006 and 2005 is as follows (dollars in thousands):

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2007	$851	$379	$475	$755
2006	$401	$359	$(91)	$851
2005	$364	$196	$159	$401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2006, the increase in the allowance for doubtful accounts reflects an additional reserve of approximately $0.5 million for a bankrupt customer in the industrial ingredients segment.

In fiscal 2007, approximately $0.5 million was wrote-off from allowance for doubtful accounts related to an uncollectible receivable of bankrupt customer in the industrial ingredients segment.

Approximately half of the Company’s sales in fiscal 2007, 2006 and 2005 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills.

Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, payables and accrued liabilities approximates fair value because of their short maturities. The Company’s bank debt re-prices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out (“FIFO”) method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if there is an indication of impairment.

Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2007, the weighted average remaining amortization period for patents is seven years. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation of $15,376,000, $15,527,000 and $16,326,000 was recorded in fiscal years 2007, 2006 and 2005, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. In fiscal 2007, the Company capitalized $0.4 million in interest costs related to the ethanol facility construction. No interest was capitalized in fiscal 2006 and 2005.

Income Taxes

The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences. Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries, as these earnings are deemed to be permanently reinvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped, and title transfers to the customer. Costs associated with shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. Research and development costs expensed were $6.8 million, $6.2 million and $5.8 million in fiscal 2007, 2006 and 2005, respectively. Patent costs of $48,000, $134,000 and $19,000 were capitalized in fiscal years 2007, 2006 and 2005, respectively.

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Income statement amounts are translated at average exchange rates prevailing during the year. For fiscal years 2007 and 2006, the net foreign currency transaction gain (loss) recognized in earnings was not material.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are marked-to-market and any resulting unrealized gains and losses, representing the fair value of the derivative instruments, are recorded in other current assets or accounts payable in the consolidated balance sheets. The fair value of derivative instruments included in other current assets at August 31, 2007 was $(0.6) million.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings as a component of cost of goods sold. At August 31, 2007, derivative instruments designated as fair value hedges are not material. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense. There was no ineffectiveness related to the Company’s hedging activities related to interest rate swaps. At August 31, 2007, the amount in other comprehensive income related to derivative transactions which the Company expects to recognize in earnings in fiscal 2008 is not material.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. None of the Company’s customers constituted 10% of sales in fiscal 2006 and 2005. However, for fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of the Company’s consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients — North America business. Export sales accounted for approximately 15%, 13% and 16% of consolidated sales in fiscal 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Beginning September 1, 2005, the Company began to recognize stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 9 for further detail.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of EITF Issue No. 06-2 will have on its consolidated financial statements and currently does not believe adoption will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements and currently does not believe adoption will have a material impact on its consolidated financial statements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is currently evaluating the impact that the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 allows companies the option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). The Company is currently evaluating the impact that the adoption of SFAS 159 may have on its consolidated financial statements.

Note 2 —	Inventories

Components of inventory are as follows:

	August 31,
	2007	2006
	(Dollars in thousands)

Raw materials	$17,438	$18,531
Work in progress	720	449
Finished goods	21,379	15,973

Total inventories	$39,537	$34,953

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

futures are not purchased or sold for trading or speculative purposes and are designated as hedges. As of August 31, 2007, Penford had purchased corn positions of 6.4 million bushels, of which 6.1 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 0.3 million bushels. The changes in market value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories. Hedges are designated as cash flow hedges at the time the transaction is established and are recognized in earnings in the time period for which the hedge was established. Hedged transactions are within 12 months of the time the hedge is established. The amount of ineffectiveness related to the Company’s hedging activities was not material.

Note 3 —	Property and equipment

Components of property and equipment are as follows:

	August 31,
	2007	2006
	(Dollars in thousands)

Land	$17,694	$16,659
Plant and equipment	338,496	322,169
Construction in progress	27,433	7,078

	383,623	345,906
Accumulated depreciation	(236,960)	(221,077)

Net property and equipment	$146,663	$124,829

The above table includes approximately $0.2 million and $0.1 million of equipment under capital leases for fiscal years 2007 and 2006, respectively. Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in fiscal 2007 by approximately $2.9 million.

For fiscal 2007, the Company had $19.3 million of capital expenditures related to construction of the ethanol facility. As of August 31, 2007, the Company had a total of $20.0 million in capital expenditures related to the ethanol facility which includes $0.4 million in related capitalized interest costs.

Note 4 —	Goodwill and other intangible assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142.

In accordance with this standard, Penford does not amortize goodwill. The Company completed the annual update as of June 1, 2007 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using primarily discounted cash flows. This testing was performed on Penford’s Food Ingredients — North America and the Australia/New Zealand operations reporting units, which are the same as two of the Company’s business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

The Company’s goodwill of $23.5 million and $21.9 million at August 31, 2007 and 2006, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2006 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of seven years as of August 31, 2007. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31,		August 31,
	2007		2006
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$2,239	$1,361	$2,162	$1,217
Intangible pension asset(1)	—	—	1,840	—

	$2,239	$1,361	$4,002	$1,217

(1)	Not covered by the scope of SFAS No. 142

Amortization expense related to intangible assets was $0.1 million in each of fiscal years 2007, 2006 and 2005. The estimated aggregate annual amortization expense for patents is approximately $0.1 million for each of the next five fiscal years, 2008 through 2012.

Note 5 —	Debt

	August 31,
	2007	2006
	(Dollars in thousands)

Secured credit agreements — revolving loans, 7.37% weighted average interest rate at August 31, 2007	$15,800	$11,188
Secured credit agreements — term loans, 6.97% weighted average interest rate at August 31, 2007	37,000	46,133
Secured credit agreements — capital expansion loans, 6.82% weighted average interest rate at August 31, 2007	14,500	—
Grain inventory financing facility — revolving loan, 8.19% weighted average interest rate at August 31, 2007	7,218	9,541
Capital lease obligations	159	145

	74,677	67,007
Less: current portion and short-term borrowings	11,274	13,836

Long-term debt	$63,403	$53,171

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

The final maturity date for the term and revolving loans under the 2007 Agreement is December 31, 2011. Beginning on December 31, 2006, the Company must repay the term loans in twenty equal quarterly installments of $1 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and $2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the 2007 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

The Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2007 Agreement) shall not exceed 3.25 through November 30, 2006. Subsequent to November 30, 2006, the maximum Total Funded Debt Ratio varies between 3.00 and 4.50. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the 2007 Agreement, of not more than 1.50 in fiscal 2007, 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million, unless the Company can maintain a Total Funded Debt Ratio below 2.00 for each fiscal quarter during any fiscal year, which would result in the annual capital expenditure limit to increase to $25 million for such fiscal year. The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets.

At August 31, 2007, the Company had $15.8 million and $37.0 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company has borrowed $14.5 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of August 31, 2007 was $30.5 million under the capital expansion facility and $44.2 million under the revolving credit facility. The Company was in compliance with the covenants in the Agreement as of August 31, 2007 and expects to be in compliance during fiscal 2008.

The Company’s short-term borrowings consist of an Australian revolving line of credit. On March 1, 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $32.7 million U.S. dollars at the exchange rate at August 31, 2007. This facility expires on March 15, 2008 and carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $7.2 million at August 31, 2007.

As of August 31, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $32.8 million at 4.18% and $4.2 million at 5.08%, plus the applicable margin under the 2007 Agreement.

As of August 31, 2007, Penford borrowed $37.0 million in term loans and $30.3 million under its revolving lines of credit, of which $8.1 million U.S. dollar equivalent was denominated in Australian dollars. The maturities of debt existing at August 31, 2007 for the fiscal years beginning with fiscal 2008 are as follows (dollars in thousands):

2008	$11,274
2009	7,821
2010	12,776
2011	6,006
2012	36,800

$74,677

Included in the Company’s long-term debt at August 31, 2007 is $159,000 of capital lease obligations, of which $56,000 is considered current portion of long-term debt. See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2007	2006	2005

Common shares outstanding
Balance, beginning of year	10,909,153	10,849,487	10,784,200
Exercise of stock options	189,586	50,972	65,287
Issuance of restricted stock, net	—	8,694	—

Balance, end of year	11,098,739	10,909,153	10,849,487

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

Note 7 —	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	August 31,
	2007	2006
	(Dollars in thousands)

Net unrealized gain (loss) on derivatives, net of tax	$(611)	$480
Foreign currency translation adjustments	18,083	13,393
Minimum pension liability, net of tax	(722)	(2,131)
Impact of adoption of SFAS No. 158, net of tax	(2,804)	NA

	$13,946	$11,742

The earnings associated with the Company’s investment in Penford Australia are considered to be permanently invested and no provision for U.S. income taxes on the related translation adjustment has been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Leases

Certain of the Company’s property, plant and equipment is leased under operating leases generally ranging from one to twenty years with renewal options. Rental expense under operating leases was $6.6 million, $6.3 million and $5.4 million in fiscal years 2007, 2006 and 2005, respectively. Future minimum lease payments for fiscal years beginning with fiscal year 2008 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

	Capital	Operating
	Leases	Leases

2008	$69	$6,602
2009	77	6,138
2010	28	4,819
2011	6	2,983
2012	—	2,279
Thereafter	—	4,408

Total minimum lease payments	180	$27,229

Less: amounts representing interest	(21)

Net minimum lease payments	$159

Note 9 —	Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective in the second quarter of fiscal 2006. The Directors’ Plan expired in August 2005. As of August 31, 2007, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 736,976. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Option Information

A summary of the stock option activity for the three years ended are as follows:

			Weighted	Weighted
			Average	Average	Aggregate
	Number of	Option Price	Exercise	Remaining Term	Intrinsic
	Shares	Range	Price	(In Years)	Value

Outstanding Balance, August 31, 2004	972,663	$5.77 - 17.69	$13.31
Granted	224,235	12.75 - 16.34	15.69
Exercised	(62,378)	5.77 - 14.50	10.45
Cancelled	(26,985)	12.75 - 14.50	12.99

Outstanding Balance, August 31, 2005	1,107,535	6.02 - 17.69	13.96
Granted	248,500	13.32 - 16.03	14.81
Exercised	(50,972)	6.02 - 13.92	15.35
Cancelled	(134,000)	12.79 - 17.69	16.75

Outstanding Balance, August 31, 2006	1,171,063	6.18 - 17.69	13.98

Granted	75,000	16.25 - 19.77	16.72
Exercised	(189,586)	6.18 - 17.69	13.57
Cancelled	(22,500)	12.14 - 16.34	14.10

Outstanding Balance, August 31, 2007	1,033,977	7.59 - 19.77	14.25	5.62	$21,760,168

Options Exercisable at August 31,
2005	689,735	6.02 - 17.69	13.57
2006	721,938	6.18 - 17.69	13.38
2007	696,352	$7.59 - 17.69	$13.60	5.12	$15,108,798

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $35.30 as of August 31, 2007 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $2,761,400, $274,700 and $327,400, respectively.

The following table summarizes information concerning outstanding and exercisable options as of August 31, 2007:

	Options Outstanding
		Wtd. Avg.		Options Exercisable
		Remaining	Wtd. Avg.		Wtd. Avg.
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (Years)	Price	Options	Price

$ 7.59 - 13.00	397,307	4.83	$12.01	397,307	$12.01
13.01 - 16.00	341,170	6.20	14.71	157,795	14.55
16.01 - 19.77	295,500	6.03	16.75	141,250	17.02

	1,033,977			696,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS No. 123R

On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value for the options granted under the Directors’ Plan and restricted stock awards prior to September 1, 2005.

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

Valuation and Expense Under SFAS No. 123R

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

Under the 2006 Incentive Plan, the Company estimated the fair value of stock options using the following assumptions and resulting in the following weighted-average grant date fair values:

	2007	2006	2005

Expected volatility	45%	51%	—
Expected life (years)	5.5	5.5	—
Interest rate (percent)	4.5-4.9	4.9-5.1	—
Dividend yield	1.5%	1.6%	—
Weighted-average fair values	$6.88	$7.18	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 1994 Plan, the Company estimated the fair value of stock options using the following assumptions and resulting in the following weighted-average grant date fair values:

	2007	2006	2005

Expected volatility	—	52%	58%
Expected life (years)	—	5.0	4.1
Interest rate (percent)	—	4.4-4.5	3.7-4.0
Dividend yield	—	1.7%	1.6%
Weighted-average fair values	—	$6.01	$6.95

There were no stock options granted under the Directors’ Plan in fiscal years 2007 and 2006 and options granted to directors in fiscal 2005 were cancelled in exchange for cash because of changes in the tax laws.

As of August 31, 2007, the Company had $1.1 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.5 years.

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. For each of fiscal years 2007 and 2006, the Company recognized $1.1 million in stock-based compensation costs. In fiscal years 2007, 2006 and 2005, the Company recognized $42,000 per year of stock-based compensation cost related to directors’ restricted stock awards. The following table summarizes the stock-based compensation cost under SFAS No. 123R for fiscal years 2007 and 2006 and the effect on the Company’s consolidated statements of operations (in thousands):

	2007	2006

Cost of sales	$104	$70
Operating expenses	926	999
Research and development expenses	20	38

Total stock-based compensation expense	$1,050	$1,107
Tax benefit	399	410

Total stock-based compensation expense, net of tax	$651	$697

See Note 15 for stock-based compensation costs recognized in the financial statements of each business segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

If the fair value recognition provisions of SFAS 123 had been applied to stock-based compensation for fiscal 2005, the Company’s pro forma net income and basic and diluted earnings per share would have been as follows:

2005
(In thousands, except
per share data)

Net income, as reported	$2,574
Add: Stock-based employee compensation expense included in reported net income, net of tax	36
Less: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(898)

Net income, pro forma	$1,712

Earnings per share:
Basic — as reported	$0.29

Basic — pro forma	$0.19

Diluted — as reported	$0.29

Diluted — pro forma	$0.19

Restricted Stock

Non-employee directors receive restricted stock under the 1993 Non-Employee Director Restricted Stock Plan, which provides that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period. On September 1, 2005, 8,694 shares of restricted common stock of the Company were granted to the non-employee directors. As of October 30, 2007, this plan has been terminated and no additional restricted stock will be granted under this plan.

Note 10 —	Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.

The Company also maintains a postretirement health care benefit plan covering its North American bargaining unit hourly retirees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS No. 158

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income in shareholders’ equity. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The Company currently measures its plan assets and benefit obligations as of the end of its fiscal year. The incremental effects of adopting SFAS No. 158 on the Company’s consolidated balance sheet as of August 31, 2007 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated results of operations for the fiscal year ended August 31, 2007, or for any prior period presented, and it will not affect the Company’s consolidated results of operation in future periods. Prior to the adoption of SFAS No. 158 on August 31, 2007, the Company recognized an additional minimum pension liability pursuant to the provisions of SFAS Nos. 87 and 106, which is reflected in the “Balance Before SFAS No. 158 Adoption” column in the following table.

		As of August 31,
		2007
		SFAS No. 158
	Balance Before SFAS	Adoption	Balance After SFAS
	No. 158 Adoption	Adjustments	No. 158 Adoption
	(Dollars in thousands)

Intangible Asset	$2,522	$(2,522)	$—
Current accrued benefit liability	1,776	(1,180)	596
Non-current accrued benefit liability — pensions	1,316	4,298	5,614
Other postretirement benefits	13,932	(1,118)	12,814
Accumulated other comprehensive loss, net of tax	722	2,804	3,526
Deferred income tax liability	7,095	1,719	8,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2007 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at September 1	$36,735	$39,132	$13,621	$15,041
Service cost	1,467	1,673	309	391
Interest cost	2,207	2,102	818	785
Plan participants’ contributions	—	—	151	148
Amendments	873	—	—	—
Actuarial (gain) loss	(387)	(1,052)	(1,218)	(840)
Change in assumptions	175	(3,312)	529	(1,104)
Benefits paid	(1,829)	(1,808)	(800)	(800)

Benefit obligation at August 31	$39,241	$36,735	$13,410	$13,621

Change in plan assets:
Fair value of plan assets at September 1	$30,521	$26,759	$—	$—
Actual return on plan assets	3,945	2,262	—	—
Company contributions	990	3,308	649	652
Plan participants’ contributions	—	—	151	148
Benefits paid	(1,829)	(1,808)	(800)	(800)

Fair value of the plan assets at August 31	$33,627	$30,521	$—	$—

Funded status:
Plan assets less than projected benefit obligation	$(5,614)	$(6,214)	$(13,410)	$(13,621)
Unrecognized net actuarial loss	NA	5,655	NA	1,234
Unrecognized prior service cost	NA	1,840	NA	(1,219)

Net asset (liability)	$(5,614)	$1,281	$(13,410)	$(13,606)

Recognized as:
Intangible asset	$—	$1,840	$—	$—
Current accrued benefit liability	—	(1,090)	(596)	—
Non-current accrued benefit liability	(5,614)	(2,748)	(12,814)	(13,606)
Other comprehensive income	NA	3,279	NA	—

Net Amount Recognized	$(5,614)	$1,281	$(13,410)	$(13,606)

Accumulated other comprehensive loss as of August 31, 2007 consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	Pension Benefits	Other Benefits

Unrecognized prior service cost (credit)	$2,522	$(1,067)
Unrecognized net actuarial loss	3,687	545
Total	$6,209	$(522)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2007	2006

Projected benefit obligation	$39,241	$36,735
Accumulated benefit obligation	$36,719	$34,359
Fair value of plan assets	$33,627	$30,521

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

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(Dollars in thousands)

Components of net periodic benefit cost
Service cost	$1,467	$1,673	$1,066	$309	$391	$352
Interest cost	2,207	2,102	2,065	818	785	775
Expected return on plan assets	(2,379)	(2,150)	(1,868)	—	—	—
Amortization of transition obligation	—	—	—	—	—	—
Amortization of prior service cost	191	187	194	(152)	(152)	(152)
Amortization of actuarial loss	190	602	480	—	143	38

Benefit cost	$1,676	$2,414	$1,937	$975	$1,167	$1,013

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	6.15%	5.50%	6.25%	6.15%	5.50%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	6.51%	6.15%	5.50%	6.51%	6.15%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2007. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on the assets of the plans at August 31, 2007. The expected return on plan assets to be used in calculating fiscal 2008 pension expense is 8%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2005 (6.25%), 2006 (5.50%) and 2007 (6.15%) reflect the change in bond yields over the last several years. During fiscal 2007, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2007, as well as net periodic expense for fiscal 2008, to 6.51%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.1 million and other postretirement benefit expense by $0.01 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.05 million in fiscal 2008. Amortization of unrecognized net losses is not expected to impact the net postretirement health care expense in fiscal 2008.

	2007	2006	2005

Assumed health care cost trend rates:
Current health care trend assumption	9.00%	10.00%	10.00%
Ultimate health care trend rate	4.75%	4.75%	4.75%
Year ultimate health care trend is reached	2015	2015	2014

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components in fiscal 2007	$190	$(154)
Effect on postretirement accumulated benefit obligation as of August 31, 2007	$1,984	$(1,629)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2007	2006

U.S. equities	60%	55%	55%
International equities	10%	15%	15%
Fixed income investments	25%	25%	25%
Real estate	5%	5%	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets of the pension plans are invested in units of common trust funds actively managed by Russell Trust Company, a professional fund investment manager. The investment strategy for the defined benefit pension assets is to maintain a diversified asset allocation in order to minimize the risk of large losses and maximize the long-term risk-adjusted rate of return. No plan assets are invested in Penford shares. There are no plan assets for the Company’s postretirement health care plans.

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $1.0 million, $3.3 million and $3.6 million in fiscal 2007, 2006 and 2005, respectively. The Company expects to contribute $1.6 million to its defined benefit pension plans during fiscal 2008. Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2008 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement
	(Dollars in millions)

2008	$2.0	$0.6
2009	2.0	0.7
2010	2.0	0.7
2011	2.1	0.7
2012	2.2	0.8
2013-2017	$12.6	$4.6

Note 11 —	Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $920,000, $882,000 and $750,000 for fiscal years 2007, 2006 and 2005, respectively.

Deferred Compensation Plan

The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $180,000, $184,000 and $188,000 was accrued in fiscal years 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2007, 2006 and 2005, the net periodic pension expense accrued for this plan was $320,000, $305,000 and $302,000, respectively. The accrued obligation related to the plan was $4.0 million and $3.9 million for fiscal years 2007 and 2006, respectively.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee contributions, was $4.4 million, $4.3 million and $4.7 million in fiscal years 2007, 2006 and 2005, respectively.

Superannuation Fund

The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 9% of each employee’s eligible pay. In New Zealand, the Company sponsors a superannuation benefit plan whereby it contributes 7.5% and 5% of eligible pay for salaried and hourly employees, respectively. The Company contributions to superannuation funds were $1.1 million, in each of fiscal years 2007, 2006 and 2005.

Note 12 —	Other Non-operating Income

Other non-operating income consists of the following:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Royalty and licensing income	$1,902	$1,827	$1,386
Gain (loss) on sale of assets	(325)	85	64
Loss on extinguishment of debt	—	—	(1,051)
Gain on sale of Tamworth farm	60	78	1,166
Gain on sale of investment	—	—	736
Other	8	(94)	(92)

	$1,645	$1,896	$2,209

In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company recognized $1.9 million, $1.8 million and $1.4 million in income during fiscal 2007, 2006 and 2005, respectively, related to the licensing fee and royalties. The Company has recognized $8.5 million in royalty income from the inception of the agreement through August 31, 2007.

In the first quarter of fiscal 2007, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents in certain non-human nutrition applications. In addition, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications granted to one of the defendants. As part of the settlement agreement, Penford is entitled to receive certain other benefits, including an acceleration and extension of certain royalties under its license with National Starch. The Company is deferring and recognizing license income of $625,000 ratably over the remaining life of the patent license, which is estimated to be seven years.

In 2005, the Company refinanced its secured term and revolving credit facilities and wrote off $1.1 million of unamortized debt issuance costs related to these credit agreements.

In fiscal 2005, Penford sold a parcel of land near its wheat starch plant in Tamworth, New South Wales, Australia, that was used for disposal of effluent from the Tamworth manufacturing process for $1.9 million, and recognized a gain on the sale of $1.2 million.

In fiscal 2006, the Company sold a parcel of land suitable only for agricultural purposes in Tamworth, New South Wales, Australia to a third-party purchaser for $0.7 million. The Company leases back the property from the purchaser under two lease terms and arrangements: i) a small parcel of land will be leased for 25 years beginning August 2006 with annual rent of approximately $0.016 million converted to U.S. dollars at the Australian dollar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate at August 31, 2007 and ii) the majority of land sold was leased for one year beginning August 2006 with annual rental of approximately $0.09 million converted to U.S. dollars at the Australian dollar exchange rate at August 31, 2007. The total gain on the sale was $0.3 million. The gain of $0.1 million in excess of the present value of the lease payments was recognized during the second quarter of fiscal 2006. The remaining gain of $0.2 million is being recognized proportionally over the terms of the leases discussed above.

In fiscal 2005, the Company sold a majority of its investment in a small Australian start-up company and recognized a $0.7 million pre-tax gain on the transaction.

Note 13 —	Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Domestic	$16,335	$3,502	$(4,635)
Foreign	3,157	1,760	2,282

Total	$19,492	$5,262	$(2,353)

Income tax expense (benefit) consists of the following:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Current:
Federal	$4,630	$68	$(353)
State	1,051	709	170
Foreign	2,065	550	666

	7,746	1,327	483
Deferred:
Federal	78	529	(4,579)
State	(644)	(536)	(573)
Foreign	(1,205)	(286)	(258)

	(1,771)	(293)	(5,410)

Total	$5,975	$1,034	$(4,927)

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$5,975	$1,034	$(4,927)
Comprehensive income (loss)	(195)	1,649	(871)

	$5,780	$2,683	$(5,798)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Statutory tax rate	35%	34%	34%
Statutory tax on income	$6,822	$1,789	$(800)
State taxes, net of federal benefit	79	114	(245)
Domestic production exclusion benefit	(202)	(14)	—
Tax credits, including research and development credits	(382)	(136)	(247)
Extraterritorial income exclusion benefit	(5)	(546)	(2,970)
Lower statutory rate on foreign earnings	(66)	(82)	(449)
Other	(271)	(91)	(216)

Total provision (benefit)	$5,975	$1,034	$(4,927)

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Alternative minimum tax credit	$—	$466
Postretirement benefits	8,814	7,957
Provisions for accrued expenses	2,902	1,988
Stock-based compensation	735	389
Other	2,627	1,274

Total deferred tax assets	15,078	12,074

Deferred tax liabilities:
Depreciation	15,502	16,513
Other	434	393

Total deferred tax liabilities	15,936	16,906

Net deferred tax liabilities	$858	$4,832

Recognized as:
Other current assets	$1,985	$1,092
Other assets	297	—
Long-term deferred income tax liability	(3,140)	(5,924)

Total net deferred tax liabilities	$858	$4,832

At August 31, 2007, the Company had no federal alternative minimum tax credit or research and development carry forwards.

Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $16.9 million, as these earnings are deemed to be permanently reinvested. The amount of unrecognized deferred tax liability associated with these temporary differences is approximately $6.4 million.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of August 31, 2007 because the Company intends to reinvest such earnings indefinitely outside of the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2005, the Company received a report from the Internal Revenue Service (“IRS”) regarding the audit of the Company’s U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002. In May 2007, the Company settled the outstanding IRS audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. Under the settlement the Company received a cash refund of $0.3 million. In addition, in connection with the settlement of these audits in the third quarter of fiscal 2007, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.

In December 2006, the Tax Relief Healthcare Act of 2006 was enacted in the U.S., which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of U.S. research and development tax credits in 2007 related to fiscal 2006.

In 2004, the Company filed amended U.S. federal income tax returns for fiscal years ended August 31, 2001 and 2002, increasing the extraterritorial income exclusion (“EIE”) deduction. The methodology that was used to determine the incremental EIE deduction for those years was also utilized for the federal income tax returns for fiscal years ended August 31, 2003, 2004 and 2005. Penford had not recognized the tax benefit associated with the incremental EIE deduction for fiscal years 2001 through 2004 because the Company had concluded that it was not probable, as defined in FASB Statement No. 5, “Accounting for Contingencies,” that the deduction would be sustained. In its tax audits of the fiscal 2001 and 2002 federal income tax returns, the IRS did not challenge the Company’s EIE deduction for those years. Accordingly, in 2005, the Company recognized the incremental tax benefit of this deduction for fiscal years 2001 through 2004. The amount of tax benefit recognized for years prior to 2005 was $2.5 million.

In evaluating the exposures connected with the various tax filing positions, the Company establishes an accrual, when, despite management’s belief that the Company’s tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Beginning in fiscal 2008, the Company will adopt FIN 48, which will change the accounting for tax positions. See discussion in Note 1.

Note 14 —	Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per share:

	Year Ended August 31,
	2007	2006	2005
	(Amounts in thousands, except share and
	per share data)

Net income	$13,517	$4,228	$2,574

Weighted average common shares outstanding	8,986,413	8,899,999	8,826,916
Net effect of dilutive stock options	296,712	104,191	119,279

Weighted average common shares and equivalents outstanding, assuming dilution	9,283,125	9,004,190	8,946,195

Earnings per common share:
Basic	$1.50	$0.48	$0.29

Diluted	$1.46	$0.47	$0.29

Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 57,159, 536,775 and 346,388 for 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Segment Reporting

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

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Sales
• Industrial ingredients — North America	$194,957	$165,850	$147,782
• Food ingredients — North America	62,987	57,156	53,661
• Australia/New Zealand operations	105,244	96,121	96,231
• Corporate and other	(824)	(708)	(911)

	$362,364	$318,419	$296,763

Depreciation and amortization
• Industrial ingredients — North America	$7,830	$7,812	$8,832
• Food ingredients — North America	2,944	3,301	3,311
• Australia/New Zealand operations	4,605	4,199	4,306
• Corporate and other	317	271	576

	$15,696	$15,583	$17,025

Income (loss) from operations
• Industrial ingredients — North America	$19,251	$9,121	$(147)
• Food ingredients — North America	10,684	7,819	7,404
• Australia/New Zealand operations	3,269	1,735	1,331
• Corporate and other	(9,646)	(9,407)	(7,576)

	$23,558	$9,268	$1,012

Capital expenditures, net
• Industrial ingredients — North America	$30,492	$8,858	$4,211
• Food ingredients — North America	2,477	1,651	1,742
• Australia/New Zealand operations	1,952	4,323	3,319
• Corporate and other	(187)	73	141

	$34,734	$14,905	$9,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,
	2007	2006
	(Dollars in thousands)

Total assets
• Industrial ingredients — North America	$133,187	$98,733
• Food ingredients — North America	33,684	31,714
• Australia/New Zealand operations	108,084	104,491
• Corporate and other	13,433	15,730

	$288,388	$250,668

Total goodwill — Australia/New Zealand	$23,477	$21,871

Reconciliation of total income from operations for the Company’s segments to income before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Income from operations	$23,558	$9,268	$1,012
Other non-operating income	1,645	1,896	2,209
Interest expense	(5,711)	(5,902)	(5,574)

Income (loss) before income taxes	$19,492	$5,262	$(2,353)

Sales, attributed to the point of origin, are as follows:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

Sales
• United States	$257,120	$222,298	$200,532
• Australia/New Zealand	105,244	96,121	96,231

	$362,364	$318,419	$296,763

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2007	2006	2005
	(Dollars in thousands)

United States	$227,438	$198,439	$175,741

Australia/New Zealand	79,647	79,919	74,222
Japan	18,636	18,334	19,343
Canada	12,654	11,718	13,063
Mexico	10,358	5,761	2,268
Other	13,631	4,248	12,126

Non-U.S	134,926	119,980	121,022
Total	$362,364	$318,419	$296,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,
	2007	2006
	(Dollars in thousands)

Long-lived assets, net
• United States	$103,942	$82,556
• Australia/New Zealand	66,198	64,144

	$170,140	$146,700

With the adoption of SFAS No. 123R on September 1, 2005, the Company recognized $1.1 million in stock-based compensation expense for each of fiscal years 2007 and 2006. The following table summarizes the stock-based compensation expense related to stock option awards by segment for fiscal years 2007 and 2006.

	2007	2006
	(Dollars in thousands)

Industrial Ingredients — North America	$264	$217
Food Ingredients — North America	170	123
Australia/New Zealand operations	52	49
Corporate	564	718

	$1,050	$1,107

Prior to September 1, 2005, the Company presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no compensation expense was recognized for the stock-based compensation plans other than for the Directors’ Plan and restricted stock awards. See Note 9.

Note 16 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2007	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$85,500	$85,241	$95,406	$96,217	$362,364
Cost of sales	72,306	72,839	76,838	76,220	298,203

Gross margin	13,194	12,402	18,568	19,997	64,161
Net income	2,573	1,706	4,955	4,283	13,517
Earnings per common share:
Basic	$0.29	$0.19	$0.55	$0.47	$1.50
Diluted	$0.28	$0.19	$0.54	$0.45	$1.46
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$77,903	$77,078	$79,130	$84,308	$318,419
Cost of sales	67,503	68,534	67,070	70,369	273,476

Gross margin	10,400	8,544	12,060	13,939	44,943
Net income (loss)	196	(511)	1,991	2,552	4,228
Earnings (loss) per common share:
Basic	$0.02	$(0.06)	$0.22	$0.29	$0.48
Diluted	$0.02	$(0.06)	$0.22	$0.28	$0.47
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

In the fourth quarter of fiscal 2007, the Company recorded a $2.4 million pretax charge for an estimated loss contingency related to litigation. See Note 17.

Note 17 —	Legal Proceedings

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, State of Louisiana. Graphic sought monetary damages for, among other things, Penford Products’ alleged breach of an agreement during the 2004 strike affecting its Cedar Rapids, Iowa plant to supply Graphic with certain starch products. Penford Products denied all liability and countersued for damages.

During October 2007, this case was tried before a judge of the above-noted court. As of November 7, 2007, no decision in the matter had been rendered by the judge and the judge had not advised Penford Products of the date upon which his decision would be issued. At trial, Graphic argued that it was entitled to damages in the amount of approximately $3.27 million, plus interest. Penford Products argued that it was entitled to damages of approximately $550,000, plus interest.

The Company vigorously defended its position at trial. However, the Company, applying its best judgment of the likely outcome of the litigation, has established a loss contingency against this matter of $2.4 million. Depending upon the eventual outcome of this litigation, the Company may incur additional material charges in excess of the amount it has reserved, or it may incur lower charges, the amounts of which in each case management is unable to predict at this time.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective September, 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As discussed in Notes 1 and 10 to the consolidated financial statements, effective August 31, 2007, the Company changed its method for accounting for postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penford Corporation’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 6, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited Penford Corporation’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penford Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penford Corporation as of August 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007 of Penford Corporation and our report dated November 6, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 6, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Management’s report on internal control over financial reporting and the related report of the Company’s registered independent public accounting firm are included below and at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2007.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Information About the Board and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller. This Code embodies the commitment of the Company and its subsidiaries to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Code is available on the Company’s Internet site ate www.penx.com under the Investor Relations section.

Item 11.	Executive Compensation.

The applicable information set forth under the headings “Executive Compensation,” “Director Compensation” and “Information About the Board and Its Committees” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2007. The Company has no equity compensation plans that have not been approved by security holders.

	Number of		Number of Securities
	Securities to be	Weighted-	Remaining Available
	Issued Upon	Average Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in Column
Plan category	Rights	Rights	(a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan(1)	702,500	$14.11	—
1993 Non-Employee Director Restricted Stock Plan(2)	—	—	10,039
2006 Long-Term Incentive Plan(4)	220,500	$15.88	736,976
Stock Option Plan for Non-Employee Directors(3)	110,997	$10.37	—

Total	1,033,977	$14.25	747,015

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.

(2)	Each Director received a grant of $18,000 of restricted stock every three years. The restricted stock vests one-third on each anniversary of the grant date. As of October 30, 2007, this plan has been terminated and no additional restricted stock will be granted under this plan.

(3)	This plan has been terminated and no additional options will be granted under this plan.

(4)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2008 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Information About the Board and Its Committees” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to Ernst & Young LLP” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated balance sheets as of August 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2007 and the reports of the independent registered public accounting firm are included in Part II, Item 8.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits

See index to Exhibits on page 69.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2007.

Penford Corporation

/s/ Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 7, 2007.

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

Exhibit No.	Item

2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)
3.2	Bylaws of Registrant as amended and restated as of October 28, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2005)
3.3	Section 3.2 of the Registrant’s Amended and Restated Bylaws (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K filed November 3, 2005)
4.1	Amended and Restated Rights Agreement dated as of April 30, 1997 (filed as an exhibit to Registrant’s File No. 000-11488, Amendment to Registration Statement on Form 8-K/A dated May 5, 1997, filed May 5, 1997)
10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 *
10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Kortemeyer, Cordier, Kunerth, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*
10.3	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*
10.4	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
10.5	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*
10.6	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*
10.7	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*
10.8	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement*
10.9	Separation Agreement dated as of July 31, 1998 between Registrant and Penwest Pharmaceuticals Co. (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 31, 1998, filed September 15, 1998)
10.10	Amended and Restated Credit Agreement dated August 22, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 22, 2005, filed August 26, 2005)
10.11	First Amendment to Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2006, filed July 10, 2006)
10.12	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)
10.13	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*
10.14	Non-Employee Director Compensation Term Sheet *
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement