Form 10-Q
period 2007-11-30
PENFORD CORP
filed 2008-01-09
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Yes ☐     No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 3, 2008 was 11,221,798.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$2,048	$—
Trade accounts receivable, net	53,212	54,333
Inventories	38,123	39,537
Prepaid expenses	4,731	5,025
Other	5,419	6,384

Total current assets	103,533	105,279

Property, plant and equipment, net	163,596	146,663
Restricted cash value of life insurance	10,396	10,366
Goodwill, net	25,244	23,477
Other intangible assets, net	864	878
Other assets	1,871	1,725

Total assets	$305,504	$288,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$4,490	$5,468
Current portion of long-term debt and capital lease obligations	4,072	4,056
Short-term borrowings	4,040	7,218
Accounts payable	35,186	32,410
Accrued liabilities	14,797	17,094
Total current liabilities	62,585	66,246

Long-term debt and capital lease obligations	75,287	63,403
Other post-retirement benefits	12,935	12,814
Deferred income taxes	2,821	3,140
Other liabilities	17,756	17,109

Total liabilities	171,384	162,712

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 11,102 and 11,099 shares, respectively	11,102	11,099
Additional paid-in capital	44,320	43,902
Retained earnings	91,977	89,486
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	19,478	13,946

Total shareholders’ equity	134,120	125,676

Total liabilities and shareholders’ equity	$305,504	$288,388

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
(In thousands, except per share data)	2007	2006

Sales	$94,861	$85,500

Cost of sales	78,608	72,306

Gross margin	16,253	13,194

Operating expenses	7,240	7,100
Research and development expenses	2,022	1,571
Restructuring costs	1,235	—

Income from operations	5,756	4,523

Non-operating income, net	464	521
Interest expense	1,266	1,304

Income before income taxes	4,954	3,740

Income tax expense	1,792	1,167

Net income	$3,162	$2,573

Weighted average common shares and equivalents outstanding:
Basic	9,118	8,944
Diluted	9,549	9,072

Earnings per share:
Basic	$0.35	$0.29
Diluted	$0.33	$0.28

Dividends declared per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$3,162	$2,573
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	3,908	3,843
Stock-based compensation	362	299
Deferred income taxes	(374)	(463)
Loss on derivative transactions	801	1,115
Other	(20)	(26)
Change in assets and liabilities:
Trade accounts receivable	2,450	(3,535)
Prepaid expenses	366	385
Inventories	3,521	(3,992)
Accounts payable and accrued liabilities	(2,311)	(4,486)
Taxes payable	1,426	1,231
Other	368	115

Net cash provided by (used in) operating activities	13,659	(2,941)

Cash flows from investing activities:
Investment in property, plant and equipment, net	(17,411)	(7,430)
Other	(30)	(33)

Net cash used in investing activities	(17,441)	(7,463)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,340	3,892
Payments on short-term borrowings	(5,091)	(3,879)
Proceeds from revolving line of credit	13,774	12,989
Payments on revolving line of credit	(1,500)	(8,820)
Proceeds from long-term debt	—	4,200
Payments of long-term debt	(1,000)	(1,248)
Payments under capital lease obligation	(17)	(12)
Exercise of stock options	47	319
Payment of loan fees	—	(805)
Increase (decrease) in cash overdraft	(978)	3,178
Payment of dividends	(547)	(536)
Other	(103)	27

Net cash provided by financing activities	5,925	9,305

Effect of exchange rate changes on cash and cash equivalents	(95)	160

Net increase (decrease) in cash and cash equivalents	2,048	(939)
Cash and cash equivalents, beginning of period	—	939

Cash and cash equivalents, end of period	$2,048	$—

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      1—BUSINESS
     Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for many industrial and food ingredient applications. The Company operates manufacturing facilities in the United States, Australia and New Zealand.
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
     Penford sells to a variety of customers and has several relatively large customers in each business segment. In fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of consolidated net sales. For the three months ended November 30, 2007, Domtar, Inc. represented approximately 11% of consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients—North America business.
     In June 2006, the Company announced plans to add ethanol production capability to its Cedar Rapids, Iowa facility. In October 2006, Penford refinanced its credit facility and obtained a $45 million capital expansion loan commitment maturing December 2012 to finance construction of the ethanol plant. The current designed capacity is up to 45 million gallons with construction cost estimates at $1.00 to $1.05 per gallon. Contracts valued at approximately $41 million have been awarded for this project as of the end of November 2007.
      2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2007 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
      Accounting Changes
     The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” effective September 1, 2007. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, the Company recognized a $0.1 million charge to beginning retained earnings as a cumulative effect of a change in accounting principle.
     Effective September 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. The impact of adopting FIN 48 is discussed in Note 7.
      Recent Accounting Pronouncements
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
      3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of November 30, 2007, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 586,476. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
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
     No stock options were granted under the 2006 Incentive Plan during the three months ended November 30, 2007. For the three months ended November 30, 2006, the fair value of the options was estimated on the date of grant using the following assumptions.

Expected volatility	45%
Expected life (years)	5.5
Interest rate (percent)	4.4-4.9
Dividend yield	1.5%

Weighted-average fair values	$6.74
      Stock Option Awards
     A summary of the stock option activity for the three months ended November 30, 2007, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Term (in years)	Value

Outstanding Balance, August 31, 2007	1,033,977	$14.25
Granted	—	—
Exercised	(3,075)	15.17
Cancelled	(1,000)	16.34

Outstanding Balance, November 30, 2007	1,029,902	$14.25	5.37	$10,247,400

Options Exercisable at November 30, 2007	763,402	$13.77	5.06	$7,964,200
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.20 as of November 30, 2007 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three months ended November 30, 2007 and 2006 was $46,100 and $89,600, respectively.
     As of November 30, 2007, the Company had $0.8 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.4 years.
     The following table summarizes information concerning outstanding and exercisable options as of November 30, 2007:

	Options Outstanding			Options Exercisable
		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
		Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Number of Options	(years)	Price	Options	Price

$7.59 — 13.00	397,307	4.58	$12.01	397,307	$12.01
13.01 — 16.00	339,920	5.94	14.71	176,420	14.42
16.01 — 19.77	292,675	5.78	16.75	189,675	16.84

	1,029,902			763,402

      Restricted Stock Awards
     The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November, 30, 2007 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2007	5,796	$14.50
Granted	101,000	35.18
Vested	(2,898)	14.50
Cancelled	—	—

Nonvested at November 30, 2007	103,898	$34.60
     No restricted stock awards were granted under the 2006 Incentive Plan during the three months ended November 30, 2006.
     Non-employee directors received restricted stock under the 1993 Non-Employee Director Restricted Stock Plan, which provided that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period. In September 2005, 8,694 shares of restricted common stock of the Company were granted to the non-employee directors. As of October 30, 2007, this plan has been terminated and no additional restricted stock will be granted under this plan.
     As of November 30, 2007, the Company had $3.4 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.
      Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for the three months ended November 30, 2007 and 2006 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended November 30,
	2007	2006

Cost of sales	$37	$24
Operating expenses	320	268
Research and development expenses	5	7

Total stock-based compensation expense	$362	$299
Tax benefit	138	114

Total stock-based compensation expense, net of tax	$224	$185

     See Note 12 for stock-based compensation costs recognized in the financial statements of each business segment.

      4—INVENTORIES
     The components of inventory are as follows:

	November 30,	August 31,
	2007	2007
	(In thousands)
Raw materials	$15,501	$17,438
Work in progress	726	720
Finished goods	21,896	21,379

Total inventories	$38,123	$39,537

      5—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2007	2007
	(In thousands)
Land	$18,676	$17,694
Plant and equipment	346,358	338,496
Construction in progress	41,730	27,433

	406,764	383,623
Accumulated depreciation	(243,168)	(236,960)

Net property, plant and equipment	$163,596	$146,663

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first quarter of fiscal 2008 by approximately $3.2 million.
     For the first three months of fiscal 2008, the Company had $12.7 million of capital expenditures related to construction of the ethanol facility. As of November 30, 2007, the Company had a total of $32.7 million in capital expenditures related to the ethanol facility which includes $0.7 million in related capitalized interest costs.
      6—DEBT
     On October 5, 2006, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
     The 2007 Agreement refinanced the Company’s previous $105 million secured term and revolving credit facilities. Under the 2007 Agreement, the Company may borrow $40 million in term loans and $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the 2007 Agreement provided the Company with $45 million in capital expansion funds which may be used by the Company to finance the construction of its ethanol production facility in Cedar Rapids, Iowa. The capital expansion funds may be borrowed as term loans from time to time prior to October 5, 2008.
     The final maturity date for the term and revolving loans under the 2007 Agreement is December 31, 2011. Beginning on December 31, 2006, the Company must repay the term loans in twenty equal quarterly installments of $1.0 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and $2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the 2007 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

     The Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2007 Agreement) shall not exceed 4.50 through August 31, 2008. Subsequent to August 31, 2008, the maximum Total Funded Debt Ratio varies between 3.00 and 4.25. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the 2007 Agreement, of not less than 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million, unless the Company can maintain a Total Funded Debt Ratio below 2.00 for each fiscal quarter during any fiscal year, which would result in the annual capital expenditure limit to increase to $25 million for such fiscal year. The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets.
     At November 30, 2007, the Company had $21.2 million and $36.0 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $22.0 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of November 30, 2007 was $23.0 million under the capital expansion facility and $38.8 million under the revolving credit facility. The Company was in compliance with the covenants in the Agreement as of November 30, 2007 and expects to be in compliance with the covenants for the remainder of fiscal 2008.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $35.2 million U.S. dollars at the exchange rate at November 30, 2007. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $4.0 million at November 30, 2007.
     As of November 30, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated debt of $31.6 million at 4.18% and $4.4 million at 5.08%, plus the applicable margin under the Company’s credit agreement. At November 30, 2007, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $0.5 million.
     In December 2007, the Company completed a common stock offering resulting in the issuance of 2,000,000 additional common shares at a price of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of 2,000,000 shares. The proceeds were used to reduce the Company’s outstanding debt. See Note 15.
      7—INCOME TAXES
     FIN 48
     On September 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties and transition issues. FIN 48 contains a two-step process for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including related appeals or litigation. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     As a result of the implementation of FIN 48 on September 1, 2007, Penford reclassified $0.9 million of previously recorded tax reserves from a current income tax liability to a long-term liability for unrecognized tax benefits. The Company reclassified unrecognized tax benefits for which it does not anticipate the payment or receipt of cash within one year. The Company historically classified unrecognized tax benefits in current income taxes payable. There was no change in retained earnings resulting from the adoption of FIN 48. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. As of September 1, 2007, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability.

     At September 1, 2007, the liability for unrecognized tax benefits was $0.9 million, all of which would affect the effective tax rate if realized. During the first quarter of fiscal 2008, the Company increased its liability for unrecognized tax benefits and increased its income tax expense by $56,000.
     The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and is subject to examination by taxing authorities in all of those jurisdictions. The Company is currently under audit by the income taxing authorities in one U.S. state for fiscal years 2003 through 2005. This audit may conclude in the next twelve months and the unrecognized tax benefits recorded for this audit may change compared to the liabilities recorded at November 30, 2007. While the Company cannot estimate the effect, if any, of such change during the next twelve months to previously recorded uncertain tax positions, it does not believe such change would be material to the Company’s consolidated results of operations or financial position. With few exceptions, the Company is not subject to income tax examinations by federal, state or foreign jurisdictions for fiscal years prior to 2001.
      Effective Tax Rate
     The Company’s effective tax rate, which included an increase in the Company’s long-term tax liability, for the three months ended November 30, 2007 was 36%, an increase from the 31% effective tax rate in the first quarter of fiscal 2007, primarily due to an increase in the Company’s estimated pre-tax income for fiscal 2008 compared to the prior year.
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
      8—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income are as follows:

	Three months ended
	November 30,	November 30,
	2007	2006
	(In thousands)

Net income	$3,162	$2,573
Foreign currency translation adjustments	5,471	1,938
Change in unrealized gains on derivative instruments that qualify as cash flow hedges, net of tax	61	(1,068)

Total comprehensive income	$8,694	$3,443

      9—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended
	November 30,	November 30,
	2007	2006
	(In thousands)

Royalty and licensing income	$451	$518
Other	13	3

Total	$464	$521

     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company has recognized $9.0 million in royalty income from the inception of the agreement through November 30, 2007.
     In the first quarter of fiscal 2007, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents in certain non-human nutrition applications. In addition, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications granted to one of the defendants. As part of the settlement agreement, Penford became entitled to receive certain other benefits, including an acceleration and extension of certain royalties under its license with National Starch. The Company is deferring and recognizing license income of $625,000 ratably over the remaining life of the patent license, which is estimated to be seven years.
      10 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2007 and 2006 are as follows:
     Defined benefit pension plans

	Three months ended
	November 30,	November 30,
	2007	2006

Service cost	$371	$388
Interest cost	623	584
Expected return on plan assets	(663)	(593)
Amortization of prior service cost	63	46
Amortization of actuarial losses	13	48

Net periodic benefit cost	$407	$473

     Post-retirement health care plans

	Three months ended
	November 30,	November 30,
	2007	2006

Service cost	$78	$77
Interest cost	213	205
Amortization of prior service cost	(38)	(38)

Net periodic benefit cost	$253	$244

     Effective August 1, 2004, the Company’s post-retirement health care benefit plan covering bargaining unit hourly employees was closed to new entrants and to any current employee who did not meet minimum requirements as to age plus years of service. The defined benefit pension plans for salary and hourly employees were closed to new participants effective January 1, 2005 and August 1, 2004, respectively.
      11—RESTRUCTURING COSTS
     In the first quarter of fiscal 2008, in connection with reconfiguring the Company’s Australian business, a workforce reduction was implemented in the two Australian operating facilities. In connection therewith, $1.2 million in employee severance costs and related benefits were charged to operating income in the first quarter and are shown as restructuring costs in the condensed consolidated statement of operations. The restructure reserve at November 30, 2007 of $0.7 million represents remaining severance and related benefits which were paid in December 2007.

     12—SEGMENT REPORTING
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

	Three months ended
	November 30,	November 30,
	2007	2006
	(In thousands)
Sales:
Industrial Ingredients—North America	$49,209	$43,972
Food Ingredients—North America	16,076	15,240
Australia/New Zealand operations	29,944	26,524
Intercompany sales	(368)	(236)

	$94,861	$85,500

Income (loss) from operations:
Industrial Ingredients—North America	$5,696	$3,182
Food Ingredients—North America	2,652	2,853
Australia/New Zealand operations	(75)	808
Corporate and other	(2,517)	(2,320)

	$5,756	$4,523

	November 30,	August 31,
	2007	2007

	(In thousands)
Total assets:
Industrial Ingredients—North America	$143,222	$133,187
Food Ingredients—North America	33,441	33,684
Australia/New Zealand operations	116,174	108,084
Corporate and other	12,667	13,433

	$305,504	$288,388

     The following table summarizes the stock-based compensation expense related to stock option and restricted stock awards by segment for the three months ended November 30, 2007 and 2006.

	Three months ended
	November 30, 2007	November 30, 2006

	(In thousands)

Industrial Ingredients—North America	$88	$68
Food Ingredients—North America	56	43
Australia/New Zealand operations	10	20
Corporate	208	168

	$362	$299

     13—EARNINGS PER SHARE
     Basic earnings per share reflect only the weighted average common shares outstanding during the period. Diluted earnings per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three months ended November 30, 2007 and 2006.

	Three months ended
	November 30, 2007	November 30, 2006
	(In thousands)
Weighted average common shares outstanding	9,118	8,944
Dilutive stock options and awards	431	128

Weighted average common shares outstanding, assuming dilution	9,549	9,072

     Weighted-average stock options to purchase 434,571 shares of common stock for the three months ended November 30, 2006 were excluded from the calculation of diluted earnings per share because they were antidilutive. For the three months ended November 30, 2007, there were no stock options or awards excluded from the calculation of diluted earnings per share.
     14—LEGAL PROCEEDINGS
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, Louisiana. Graphic sought monetary damages for Penford Products’ alleged breach of an agreement during the 2004 strike affecting its Cedar Rapids, Iowa plant to supply Graphic with certain starch products. Penford Products denied all liability and countersued for damages.
     During October 2007, this case was tried before a judge of the above-noted court. As of January 8, 2008, the court had not advised Penford Products of a decision in the matter or the date upon which a decision would be rendered. At trial, Graphic argued that it was entitled to damages in the amount of approximately $3.27 million, plus interest. Penford Products argued that it was entitled to damages of approximately $550,000, plus interest.
     While the Company vigorously defended its position at trial, it has, after applying its best judgment regarding the likely outcome of the litigation, established a loss contingency against this matter of $2.4 million. Depending upon the eventual outcome of this litigation, the Company may incur additional material charges in excess of the amount it has reserved, or it may incur lower charges, the amounts of which in each case management is unable to predict at this time.

     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
     15—SUBSEQUENT EVENT
     In December 2007, the Company completed a common stock offering resulting in the issuance of 2,000,000 additional common shares at a price of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of 2,000,000 shares. The proceeds were used to reduce the Company’s outstanding debt. Pursuant to the terms of the Company’s credit facility agreement, half of the net proceeds, $23.6 million, were used to repay amounts outstanding under the term loan portion of the Company’s credit facility. The remaining net proceeds were used to repay $22.8 million and $0.8 million, respectively, of amounts due under the revolving credit and capital expansion loan portions of the credit facility.

     Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     The statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts, including, but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in this Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “may,” “will,” “looks,” “should,” “could,” “anticipates,” “expects,” or comparable terminology or by discussions of strategies or trends.
     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Item 1A in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, which include, but are not limited to:
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
     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, served by operations in the United States. The third segment is comprised of the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business. See Notes 1 and 12 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.
     Accounting Changes
     The Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” effective September 1, 2007. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, the Company recognized a $0.1 million charge to beginning retained earnings as a cumulative effect of a change in accounting principle.
     Effective September 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. The impact of adopting FIN 48 is discussed in Note 7 to the Condensed Consolidated Financial Statements.
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended November 30, 2007 increased 11% to $94.9 million from $85.5 million in the first quarter of fiscal 2007, primarily due to improved unit pricing and favorable product mix, which contributed approximately $9.4 million, the pass-through impact on sales of higher corn costs in the Industrial Ingredients business which added $2.8 million to total sales, and favorable foreign currency exchange rates of $4.0 million, partially offset by a decline in sales volume. Gross margin as a percent of sales expanded to 17.1%, 170 basis points above the same period last year of 15.4%, primarily driven by revenue gains, and partially offset by higher raw material costs for corn and wheat at the Company’s Australian business caused by continuing drought conditions in the region. Income from operations increased to $5.8 million, a $1.2 million increase over the first quarter of fiscal 2007 due to gross margin improvements. Research and development expenses increased by $0.5 million on additional headcount and new product activity. Operating income for the first quarter of fiscal 2008 included $1.2 million of severance costs related to reconfiguring the Australia/New Zealand business. See Note 11 to the Condensed Consolidated Financial Statements. A discussion of segment results of operations and the effective tax rate follows.

     Sales
     Sales during the first quarter of fiscal 2008 for the Company’s Industrial Ingredients—North America business unit were $49.2 million, a $5.2 million, or 12%, increase compared to the same period last year. Increases in average unit selling prices and improved product mix contributed $5.2 million to the sales growth, and the “pass through” impact from higher corn prices added another $2.8 million to total sales, partially offset by a 6% decline in volume attributable to customer mill closures designed to optimize operating rates and inventory levels.
     Penford sells to a variety of customers and has several relatively large customers in each business segment. For fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of consolidated net sales. For the three months ended November 30, 2007, Domtar, Inc. represented approximately 11% of consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients—North America business.
     Food Ingredients—North America sales for the first quarter of fiscal 2008 expanded 6% or $0.8 million over the same period in fiscal 2007 due to improved average unit selling prices and favorable product mix, partially offset by volume decline of 8%, primarily due to a reduction in sales of unmodified starches.
     First quarter fiscal 2008 sales for the Australia/New Zealand operations increased 13% to $29.9 million from $26.5 million in the same period of fiscal 2007. Higher average unit pricing and product mix added $2.1 million to total sales and favorable foreign currency exchange rates contributed $4.0 million to sales growth. A volume decline of 10% due to product rationalization programs partially offset revenue expansion.
     Income from operations
     For the first quarter of fiscal 2008, income from operations at the Company’s Industrial Ingredients—North America business unit was $5.7 million, a $2.5 million increase over the same quarter last year. First quarter fiscal 2008 gross margin as a percent of sales grew 380 basis points to 17.4% from 13.6% for the first quarter of fiscal 2007 due to favorable unit pricing in all major product lines and improved product mix, partially offset by higher chemical and other production costs.
     Income from operations for the first quarter of fiscal 2008 at the Food Ingredients—North America was $2.7 million, a $0.2 million decline compared to the same quarter last year. Gross margin as a percent of sales declined to 28.3% from 31.4% last year due to higher raw material starch costs, lower volumes and increased maintenance, partially offset by improved pricing and product mix.
     First quarter fiscal 2008 loss from operations at the Company’s Australia/New Zealand operations was $0.1 million compared to $0.8 million income from operations for the three months ended November 30, 2006. Gross margin as a percent of sales improved to 10.5%, a 140 basis point increase over the first quarter of fiscal 2007, primarily due to favorable unit pricing and improved plant efficiency levels, partially offset by higher grains costs caused by drought conditions in Australia. Included in the segment’s operating loss for the first quarter of fiscal 2008 was a restructuring charge of $1.2 million. See Note 11 to the Condensed Consolidated Financial Statements.
     Corporate operating expenses
     Corporate operating expenses for the first quarter of fiscal 2008 rose to $2.5 million, a $0.2 million increase over the same period last year due to higher professional fees and employee related costs.
     Interest and taxes
     Interest expense for the first quarter of fiscal 2008 declined 3% due to lower average debt balances, excluding ethanol-related debt borrowings. Interest costs related to construction of the ethanol facility have been capitalized. The Company’s debt includes the amount outstanding under its grain inventory financing facility. See Note 6 to the Condensed Consolidated Financial Statements.
     Effective September 1, 2007, the Company adopted FIN 48. See Note 7 to the Condensed Consolidated Financial Statements for further discussion. The Company’s effective tax rate, which included an increase in the

Company’s long-term tax liability, for the three months ended November 30, 2007 was 36%, an increase from the 31% effective tax rate in the first quarter of fiscal 2007, primarily due to an increase in the Company’s estimated pre-tax income for fiscal 2008 compared to the prior year.
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
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended
	November 30, 2007	November 30, 2006
	(In thousands)

Royalty and licensing income	$451	$518
Other	13	3

Total	$464	$521

     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company has recognized $9.0 million in royalty income from the inception of the agreement through November 30, 2007.
     In the first quarter of fiscal 2007, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents in certain non-human nutrition applications. In addition, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications granted to one of the defendants. As part of the settlement agreement, Penford became entitled to receive certain other benefits, including an acceleration and extension of certain royalties under its license with National Starch. The Company is deferring and recognizing license income of $625,000 ratably over the remaining life of the patent license, which is estimated to be seven years.
Liquidity and Capital Resources
     On October 5, 2006, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”). See Note 6 to the Condensed Consolidated Financial Statements.
     At November 30, 2007, the Company had $21.2 million and $36.0 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $22.0 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of November 30, 2007 was $23.0 million under the capital expansion facility and $38.8 million under the revolving credit facility.

The Company was in compliance with the covenants in the Agreement as of November 30, 2007 and expects to be in compliance with the covenants for the remainder of fiscal 2008.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $35.2 million U.S. dollars at the exchange rate at November 30, 2007. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $4.0 million at November 30, 2007.
     As of November 30, 2007, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated debt of $31.6 million at 4.18% and $4.4 million at 5.08%, plus the applicable margin under the Company’s credit agreement. At November 30, 2007, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $0.5 million.
     Penford had working capital of $40.9 million and $39.0 million at November 30, 2007 and August 31, 2007, respectively. Cash provided by operations was $13.7 million for the three months ended November 30, 2007 compared to cash used in operations of $2.9 million for the three months ended November 30, 2006. The increase in cash flow from operations is due to improved earnings over the prior year and impact of favorable working capital balances related to accounts receivable and inventory. Total debt outstanding, including the effects of stronger foreign currency exchange rates, increased $8.7 million during the first three months of fiscal 2008 primarily to fund $17 million in capital expenditures, including those to construct the ethanol facility. For the first quarter of fiscal 2008, the Company had $12.7 million of capital expenditures related to the ethanol facility. As of November 30, 2007, the Company had a total of $32.7 million in capital expenditures related to the ethanol facility which includes $0.7 million in related capitalized interest costs. Currently, the Company estimates its total capital expenditures in fiscal 2008 to be $47 million, including $27 million related to the ethanol facility.
     The Company paid dividends of $0.5 million during the three months ended November 30, 2007, which represents a quarterly rate of $0.06 per share. On October 30, 2007, the Board of Directors declared a dividend of $0.06 per common share payable on December 7, 2007 to shareholders of record as of November 16, 2007. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
     In December 2007, the Company completed a common stock offering resulting in the issuance of 2,000,000 additional common shares at a price of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of 2,000,000 shares and these proceeds were used to reduce the Company’s outstanding debt.
Contractual Obligations
     The Company is a party to various debt and lease agreements at November 30, 2007 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of November 30, 2007, there have been no material changes in the Company’s contractual obligations since August 31, 2007.
     As discussed above, proceeds from the sale of common stock were used to reduce long-term debt contractual obligations by $47.2 million.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at November 30, 2007.
Recent Accounting Pronouncements
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
Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2007 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
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
     A description of each of these follows:
     Evaluation of the Allowance for Doubtful Accounts Receivable
     Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At November 30, 2007, the allowance for doubtful accounts receivable was $0.6 million.

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
     The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred losses, net of tax, of $0.5 million at November 30, 2007, which are reflected in accumulated other comprehensive income.
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
     Income Taxes
     The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Australian and New Zealand, taxing jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, valuation allowances, and the Company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.
     Effective September 1, 2007, the Company adopted FIN 48. See discussion in Note 7 to the Condensed Consolidated Financial Statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed with the interpretation. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including related appeals or litigation. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires management to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled audit issues and new audit activity. Such changes in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
     Stock-Based Compensation
     The Company recognizes stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life. See Note 3 to the Condensed Consolidated Financial Statements.
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
     Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risks since August 31, 2007.
     Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2007. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, Louisiana. Graphic sought monetary damages for Penford Products’ alleged breach of an agreement during the 2004 strike affecting its Cedar Rapids, Iowa plant to supply Graphic with certain starch products. Penford Products denied all liability and countersued for damages.
     During October 2007, this case was tried before a judge of the above-noted court. As of January 8, 2008, the court had not advised Penford Products of a decision in the matter or the date upon which a decision would be rendered. At trial, Graphic argued that it was entitled to damages in the amount of approximately $3.27 million, plus interest. Penford Products argued that it was entitled to damages of approximately $550,000, plus interest.
     While the Company vigorously defended its position at trial, it has, after applying its best judgment regarding the likely outcome of the litigation, established a loss contingency against this matter of $2.4 million. Depending upon the eventual outcome of this litigation, the Company may incur additional material charges in excess of the amount it has reserved, or it may incur lower charges, the amounts of which in each case management is unable to predict at this time.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
      Item 1A: Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, which could materially impact the Company’s business, financial condition and future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
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

Penford Corporation
(Registrant)

January 9, 2008	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002