Form 10-Q
period 2008-02-29
PENFORD CORP
filed 2008-04-09
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
Registrant’s telephone number, including area code: (303) 649-1900
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of April 4, 2008 was 11,230,640.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$1,820	$—
Trade accounts receivable, net	50,397	54,333
Inventories	48,022	39,537
Prepaid expenses	4,400	5,025
Other	5,530	6,384

Total current assets	110,169	105,279

Property, plant and equipment, net	175,147	146,663
Restricted cash value of life insurance	10,426	10,366
Goodwill, net	28,624	23,477
Other intangible assets, net	851	878
Other assets	1,252	1,725

Total assets	$326,469	$288,388

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$4,745	$5,468
Current portion of long-term debt and capital lease obligations	5,339	4,056
Short-term borrowings	1,632	7,218
Accounts payable	28,315	32,410
Accrued liabilities	10,092	17,094

Total current liabilities	50,123	66,246

Long-term debt and capital lease obligations	52,759	63,403
Other post-retirement benefits	13,069	12,814
Deferred income taxes	2,640	3,140
Other liabilities	17,731	17,109

Total liabilities	136,322	162,712

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,103 and 11,099 shares, respectively	13,103	11,099
Additional paid-in capital	89,813	43,902
Retained earnings	93,618	89,486
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	26,370	13,946

Total shareholders’ equity	190,147	125,676

Total liabilities and shareholders’ equity	$326,469	$288,388

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share data)	2008	2007	2008	2007

Sales	$87,889	$85,241	$182,750	$170,741

Cost of sales	76,384	72,839	154,992	145,145

Gross margin	11,505	12,402	27,758	25,596

Operating expenses	6,666	7,333	13,906	14,433
Research and development expenses	2,073	1,578	4,095	3,150
Restructure costs	95	—	1,329	—

Income from operations	2,671	3,491	8,428	8,013

Non-operating income, net	791	229	1,254	751
Interest expense	601	1,689	1,867	2,993

Income before income taxes	2,861	2,031	7,815	5,771

Income taxes	546	325	2,338	1,492

Net income	$2,315	$1,706	$5,477	$4,279

Weighted average common shares and equivalents outstanding:
Basic	10,857	8,957	9,988	8,950
Diluted	11,195	9,152	10,381	9,103

Income per share:
Basic	$0.21	$0.19	$0.55	$0.48
Diluted	$0.21	$0.19	$0.53	$0.47

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
(In thousands)	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$5,477	$4,279
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,841	7,896
Stock-based compensation	989	590
Loss on sale of fixed assets	—	142
Deferred income taxes	(2,530)	(175)
Loss on derivative transactions	4,085	1,825
Foreign currency transaction gain	(1,015)	—
Other	(12)	(72)
Change in assets and liabilities:
Trade accounts receivable	6,295	(5,221)
Prepaid expenses	779	846
Inventories	(5,095)	(8,290)
Accounts payable and accrued liabilities	(11,847)	(88)
Taxes payable	(1,874)	(2,254)
Other	(368)	1,814

Net cash provided by operating activities	2,725	1,292

Cash flows from investing activities:
Investment in property, plant and equipment, net	(29,429)	(15,122)
Other	(60)	(64)

Net cash used in investing activities	(29,489)	(15,186)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,424	5,143
Payments on short-term borrowings	(8,710)	(7,643)
Proceeds from revolving line of credit	40,529	33,652
Payments on revolving line of credit	(25,052)	(15,339)
Proceeds from long-term debt	—	4,200
Payments of long-term debt	(25,625)	(2,249)
Exercise of stock options	69	528
Net proceeds from issuance of common stock	46,844	—
Payment of loan fees	—	(836)
Decrease in cash overdraft	(723)	(961)
Payment of dividends	(1,100)	(1,073)
Other	(9)	44

Net cash provided by financing activities	28,647	15,466

Effect of exchange rate changes on cash and cash equivalents	(63)	204

Net increase in cash and cash equivalents	1,820	1,776
Cash and cash equivalents, beginning of period	—	939

Cash and cash equivalents, end of period	$1,820	$2,715

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 BUSINESS
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
     The Company is currently expanding its Cedar Rapids, Iowa manufacturing facility to add ethanol production capability. The current designed capacity is up to 45 million gallons with construction cost estimates at $47 million. The Company expects to begin commercial production of ethanol in the fourth quarter of fiscal 2008.
2 BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 29, 2008 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 29, 2008 and February 28, 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform with the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
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
     Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which provided a one-year delayed application of SFAS 159 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For those items within the scope of FSP 157-2, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010). The Company is evaluating the impact that adopting this statement may have on its consolidated financial statements.
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
     In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests, and goodwill acquired in a business combination. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The requirements of SFAS 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 (fiscal 2010), and, except for the presentation and disclosure requirements of SFAS 160, are to be applied prospectively.
3 STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of February 29, 2008, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 578,276. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

     Stock Option Awards
     A summary of the stock option activity for the six months ended February 29, 2008, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2007	1,033,977	$14.25
Granted	—	—
Exercised	(4,450)	15.53
Cancelled	(1,000)	16.34

Outstanding Balance, February 29, 2008	1,028,527	$14.25	5.12	$7,860,700

Options Exercisable at February 29, 2008	764,527	$13.76	4.81	$6,212,500
     No stock options were granted under the 2006 Incentive Plan during the six months ended February 29, 2008. The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.89 as of February 29, 2008 that would have been received by the option holders had all option holders exercised on that date.
     As of February 29, 2008, the Company had $0.7 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.4 years.
     Restricted Stock Awards
     The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 29, 2008 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2007	5,796	$14.50
Granted	106,467	34.69
Vested	(2,898)	14.50
Cancelled	—	—

Nonvested at February 29, 2008	109,365	$34.15
     On January 1, 2008, each non-employee director received an award of 781 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which will vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of February 29, 2008, the Company had $3.1 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for the three and six months ended February 29, 2008 and February 28, 2007 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Cost of sales	$48	$17	$86	$41
Operating expenses	577	270	897	539
Research and development expenses	2	3	6	10

Total stock-based compensation expense	$627	$290	$989	$590
Tax benefit	238	107	376	218

Total stock-based compensation expense, net of tax	$389	$183	$613	$372

     See Note 13 for stock-based compensation costs recognized in the financial statements of each business segment.
4 INVENTORIES
     The components of inventory are as follows:

	February 29,	August 31,
	2008	2007
	(In thousands)

Raw materials	$23,693	$17,438
Work in progress	751	720
Finished goods	23,578	21,379

Total inventories	$48,022	$39,537

     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-trade futures contracts which are designated as fair value hedges. Both the corn purchase contracts and the futures contracts are recorded at fair value and the gain or loss is recognized in the income statement. For the six months ended February 29, 2008 and February 28, 2007, non-cash losses recorded in the statement of operations were $4.1 million and $1.8 million, respectively.
5 PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	February 29,	August 31,
	2008	2007
	(In thousands)

Land	$19,650	$17,694
Plant and equipment	352,356	338,496
Construction in progress	52,936	27,433

	424,942	383,623
Accumulated depreciation	(249,795)	(236,960)

Net property, plant and equipment	$175,147	$146,663

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first six months of fiscal 2008 by approximately $6.6 million.
     For the first six months of fiscal 2008, the Company had $21.6 million of capital expenditures related to construction of the ethanol production facility. As of February 29, 2008, the Company had a total of $41.6 million in capital expenditures related to the ethanol production facility which includes $1.2 million in related capitalized interest costs.

6 DEBT
     In fiscal 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
     At February 29, 2008, the Company had $7.8 million and $11.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $38.7 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of February 29, 2008 was $6.3 million under the capital expansion facility and $52.2 million under the revolving credit facility. The Company was in compliance with the covenants in the agreement as of February 29, 2008 and expects to be in compliance with the covenants for the remainder of fiscal 2008.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $37.9 million U.S. dollars at the exchange rate at February 29, 2008. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $1.6 million at February 29, 2008.
     As of February 29, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $30.4 million at 4.18% and $4.6 million at 5.08%, plus the applicable margin under the 2007 Agreement. At February 29, 2008, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $1.5 million.
     In December 2007, the Company completed a public offering of common stock resulting in the issuance of 2,000,000 additional common shares at a price to the public of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of 2,000,000 shares. The proceeds were used to reduce the Company’s outstanding debt. Pursuant to the terms of the Company’s credit facility agreement, half of the net proceeds, $23.6 million, were used to repay amounts outstanding under the term loan portion of the Company’s credit facility. The remaining net proceeds were used to repay $22.8 million and $0.8 million, respectively, of amounts due under the revolving credit and capital expansion loan portions of the credit facility.
7 INCOME TAXES
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

     At September 1, 2007, the liability for unrecognized tax benefits was $0.9 million, all of which would affect the effective tax rate if realized. During the first quarter of fiscal 2008, the Company increased its liability for unrecognized tax benefits and increased its income tax expense by $0.06 million. During the second quarter of fiscal 2008, the total amount of gross unrecognized tax benefits was reduced by (i) $0.2 million as a result of the expiration of the applicable statutes of limitations, and (ii) $0.1 million relating to settlements with taxing authorities.
     The Company files tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and the federal jurisdictions in Australia and New Zealand, and is subject to examination by taxing authorities in all of those jurisdictions. The Company has agreed to adjustments as a result of an income tax audit in one U.S. state for fiscal years 2003 through 2005, which adjustments are not material to the Company’s financial position or results of operations. The Company is not currently under audit by any other income taxing authority. With few exceptions, the Company is not subject to income tax examinations by federal, state or foreign jurisdictions for fiscal years prior to 2003.
     Effective Tax Rate
     The Company’s effective tax rates of 19% and 30% for the three and six month periods ended February 29, 2008, respectively, differed from the U.S. federal statutory rate primarily due to the impact of the adjustments to unrecognized tax benefits discussed above, the favorable tax effect of domestic (U.S.) production activities, and Australian tax incentives related to research and development.
     The Company’s effective tax rates of 16% and 26% for the three and six months ended February 28, 2007, respectively, varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of research and development tax credits in the second quarter of 2007 related to fiscal 2006 and the first quarter of 2007.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Adjustments to the Company’s tax expense related to the prior fiscal year, amounts recorded in accordance with FIN 48 and changes in tax rates are treated as discrete items and are recorded in the period in which they arise. These adjustments are not included in the Company’s estimate of the effective tax rate for the current year.
8 STOCKHOLDERS’ EQUITY
     In December 2007, the Company completed a public offering of common stock resulting in the issuance of 2,000,000 common shares at a price to the public of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of the shares. This transaction increased the recorded amounts of common stock by $2.0 million and increased additional paid-in capital by $45.2 million in the second quarter of fiscal 2008.

9 OTHER COMPREHENSIVE INCOME (LOSS)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February	February	February	February
	29, 2008	28, 2007	29, 2008	28, 2007
	(In thousands)

Net income	$2,315	$1,706	$5,477	$4,279
Foreign currency translation adjustments	5,598	987	11,069	2,924
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	1,294	(273)	1,355	(1,341)

Total comprehensive income (loss)	$9,207	$2,420	$17,901	$5,862

10 NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Royalty and licensing income	$405	$405	$855	$923
Loss on sale of assets	—	(142)	—	(142)
Gain on foreign currency transactions	434	—	444	—
Other	(48)	(34)	(45)	(30)

Total	$791	$229	$1,254	$751

     In the second quarter of fiscal 2008, the Company recognized a foreign currency transaction gain on Australian dollar denominated assets due to the strengthening of the Australian dollar during the period.
     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the agreement. The Company has recognized $9.4 million in royalty income from the inception of the agreement through February 29, 2008.
     In the first quarter of fiscal 2007, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents in certain non-human nutrition applications. In addition, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications granted to one of the defendants. As part of the settlement agreement, Penford became entitled to receive certain other benefits, including an acceleration and extension of certain royalties under its license agreement with National Starch. The Company is deferring and recognizing license income of $625,000 ratably over the remaining life of the license agreement, which, at that time, was estimated to be seven years.

11 PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 29, 2008 and February 28, 2007 are as follows:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Defined benefit pension plans	(In thousands)

Service cost	$371	$345	$742	$733
Interest cost	623	516	1,246	1,100
Expected return on plan assets	(663)	(593)	(1,326)	(1,186)
Amortization of prior service cost	63	47	126	93
Amortization of actuarial losses	13	48	26	96

Net periodic benefit cost	$407	$363	$814	$836

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Post-retirement health care plans	(In thousands)

Service cost	$78	$78	$156	$155
Interest cost	213	204	426	409
Amortization of prior service cost	(38)	(38)	(76)	(76)

Net periodic benefit cost	$253	$244	$506	$488

12 RESTRUCTURING COSTS
     In the first quarter of fiscal 2008, in connection with reconfiguring the Company’s Australian business, a workforce reduction was implemented in the Company’s two Australian operating facilities. In connection therewith, $1.2 million in employee severance costs and related benefits were charged to operating income in the first quarter and are shown as restructuring costs in the condensed consolidated statement of operations. As of February 29, 2008, all severance and related costs were paid.
     In the second quarter of fiscal 2008, the Company’s Australian business recorded a restructure charge of $0.1 million related to a workforce reduction implemented at its New Zealand operations. As of February 29, 2008, all severance and related costs had been paid.
13 SEGMENT REPORTING
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

	Three months ended		Six months ended
	February	February	February	February
	29, 2008	28, 2007	29, 2008	28, 2007
	(In thousands)

Sales:
Industrial Ingredients—North America	$49,076	$46,713	$98,286	$90,685
Food Ingredients—North America	15,642	14,561	31,718	29,801
Australia/New Zealand operations	23,458	24,104	53,402	50,628
Intercompany sales	(287)	(137)	(656)	(373)

	$87,889	$85,241	$182,750	$170,741

Income (loss) from operations:
Industrial Ingredients—North America	$4,568	$3,649	$10,265	$6,830
Food Ingredients—North America	2,207	2,160	4,859	5,013
Australia/New Zealand operations	(2,045)	(57)	(2,120)	751
Corporate and other	(2,059)	(2,261)	(4,576)	(4,581)

	$2,671	$3,491	$8,428	$8,013

	February 29,	August 31,
	2008	2007
	(In thousands)
Total assets:
Industrial Ingredients—North America	$163,147	$133,187
Food Ingredients—North America	33,873	33,684
Australia/New Zealand operations	117,810	108,084
Corporate and other	11,639	13,433

	$326,469	$288,388

     The following table summarizes the stock-based compensation expense related to stock option and restricted stock awards by segment for the three and six months ended February 29, 2008 and February 28, 2007.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Industrial Ingredients—North America	$151	$68	$239	$136
Food Ingredients—North America	84	55	140	98
Australia/New Zealand operations	9	9	19	29
Corporate	383	158	591	327

	$627	$290	$989	$590

     Penford sells to a variety of customers and has several relatively large customers in each business segment. In fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of consolidated net sales. For the six months ended February 29, 2008, Domtar, Inc. represented approximately 11% of consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients—North America business.

14 EARNINGS PER SHARE
     Basic earnings per share reflect only the weighted average common shares outstanding during the period. Diluted earnings per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and six months ended February 29, 2008 and February 28, 2007.

	Three months ended		Six months ended
	February	February	February	February
	29, 2008	28, 2007	29, 2008	28, 2007
	(In thousands)
Weighted average common shares outstanding	10,857	8,957	9,988	8,950
Dilutive stock options and awards	338	195	393	153

Weighted average common shares outstanding, assuming dilution	11,195	9,152	10,381	9,103

     Weighted-average restricted stock awards of 104,605 and 70,061 shares for the three and six months ended February 29, 2008, were excluded from the calculation of diluted earnings per share because they were antidilutive. For the three and six months ended February 29, 2008, there were no stock options excluded from the calculation of diluted earnings per share. Weighted-average stock options to purchase 265,000 and 303,453 shares of common stock for the three and six months ended February 28, 2007, were excluded from the calculation of diluted earnings per share because they were antidilutive.
15 LEGAL PROCEEDINGS
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
     During October 2007, this case was tried before a judge of the above-noted court. At trial, Graphic argued that it was entitled to damages in the amount of approximately $3.27 million, plus interest. Penford Products argued that it was entitled to damages of approximately $550,000, plus interest. The court has not yet advised Penford Products of its decision or the date upon which a decision will be rendered.
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

Penford manages its business in three segments. The first two, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, served by operations in the United States. The third segment is comprised of the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business. See Notes 1 and 13 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended February 29, 2008 increased 3.1% to $87.9 million from $85.2 million in the second quarter of fiscal 2007, primarily due to improved unit pricing and product mix, which contributed approximately $5.6 million to sales growth and favorable foreign exchange rates in the Australia/New Zealand operations, which added approximately $2.6 million, partially offset by a decline in sales volume in the Australia/New Zealand business due to product rationalization programs of approximately $5.5 million. Gross margin as a percent of sales declined to 13.1% compared to the same period last year of 14.5% due to higher raw material and other manufacturing input costs and production inefficiencies caused by severe winter weather in the Industrial Ingredients business. Income from operations was $2.7 million, $0.8 million lower compared to the second quarter of fiscal 2007 due to gross margin declines.
     Consolidated sales for the six months ended February 29, 2008 improved 7.0% to $182.7 million from $170.7 million in the same period last year, driven by favorable pricing and product mix in all businesses and stronger foreign currency exchange rates in the Australia/New Zealand operations. Revenue gains were partially offset by a 6% decline in consolidated sales volumes. Gross margin as a percent of sales was 15.2%, comparable to last year, as revenue gains were offset by higher raw material costs for all three business segments and production inefficiencies caused by severe winter weather in the Industrial Ingredients business. Operating income for the first half of fiscal 2008 rose to $8.4 million, a $0.4 million increase over the same period last year due to gross margin improvements. Research and development expenses increased by $0.9 million on additional headcount and increased spending for product development activities. Operating income for the first six months of fiscal 2008 included $1.3 million of severance costs related to reconfiguring the Australia/New Zealand business. See Note 12 to the Condensed Consolidated Financial Statements. A discussion of segment results of operations and the effective tax rate follows.
     Industrial Ingredients—North America
     Second quarter fiscal 2008 sales at the Company’s Industrial Ingredients—North America business unit improved $2.4 million, or 5.1%, to $49.1 million from $46.7 million over the same quarter last year. Increase in average unit pricing and improved product mix contributed $1.5 million to sales growth and a 2% increase in sales volumes added another $0.9 million to sales growth. Sales for the first half of fiscal 2008 rose 8.4% to $98.3 million compared to sales of $90.7 million in the first six months of fiscal 2007. Favorable pricing and product mix contributed 10% to sales growth, partially offset by a 2% decline in sales volumes.

     Income from operations for the second quarter of fiscal 2008 at the Company’s Industrial Ingredients—North America business unit increased $0.9 million, or 25%, to $4.6 million compared to 2007 second quarter operating income. Second quarter fiscal 2008 gross margin as a percent of sales improved to 15.1% compared to 14.5% in the same quarter of fiscal 2007, primarily due to favorable unit pricing and product mix and 2% growth in sales volume, partially offset by higher chemical costs and production inefficiencies caused by severe winter weather. Operating income for the six months ended February 29, 2008 rose by $3.4 million, or 50%, to $10.3 million compared to the first half of fiscal 2007. Gross margin as a percent of sales was 16.2%, a 210 basis point increase compared to the first six months of fiscal 2007, primarily due to improved unit pricing and product mix, partially offset by a 2% decline in sales volume, higher chemical costs and production inefficiencies caused by severe winter weather. Operating expenses declined by $0.2 million on lower professional fees and employee-related costs, partially offset by higher research and development costs.
     Food Ingredients—North America
     Fiscal 2008 second quarter sales for the Food Ingredients—North America segment of $15.6 million increased 7.4%, or $1.1 million, from the second quarter of fiscal 2007, driven by higher average unit pricing and improved mix with expanded sales in bakery and cheese products by more than 50% and 4% growth in potato coating sales. Sales for the six months ended February 29, 2008 grew $1.9 million, or 6.4%, to $31.7 million over the same period last year. Sales growth was primarily due to higher sales of applications for the dairy and cheese market segment and pet chew and treats product lines, and improved pricing and product mix.
     Income from operations for the second quarter of fiscal 2008 at the Food Ingredients—North America segment was $2.2 million, comparable to same period of fiscal 2007, as expanded gross margins were offset by increased spending on research activities. Second quarter gross margin increased by 3.4% to $4.2 million on improved pricing and product mix, partially offset by higher raw material costs. Income from operations for the first half of fiscal 2008 declined by $0.2 million over the same period last year to $4.9 million. Gross margin decreased $0.1 million as improved pricing and product mix were more than offset by higher raw material costs and lower volumes. Spending for operating expenses and research activities increased $0.1 million as reductions in employee costs were more than offset by increased expenditures for product trials.
     Australia/New Zealand Operations
     Sales at the Australia/New Zealand operations declined 2.7%, or $0.6 million, in the second quarter of fiscal 2008 over the same period of fiscal 2007 on lower sales volume due to product rationalization programs, partially offset by higher average unit pricing and favorable foreign currency exchange rates. Second quarter sales in local currency declined by 14% over the same quarter of fiscal 2007. Sales for the six months ended February 29, 2008 increased 5.5% to $53.4 million from $50.6 million last year, primarily due to higher average unit pricing and favorable product mix, which contributed 9% to sales growth and stronger foreign currency exchange rates, partially offset by a 17% reduction in sales volume. Sales in local currency declined by 8%.
     Fiscal 2008 second quarter loss from operations at the Company’s Australia/New Zealand operations was $2.0 million compared to an operating loss of $0.1 million in the same period of fiscal 2007. Second quarter fiscal 2008 gross margin declined by $1.7 million to a loss of $0.1 million. Grain costs in the quarter were $2.3 million higher than a year ago as the drought in the region continued. The business supplemented local raw materials with imported starch, and regulatory delays in processing the materials for importation increased manufacturing costs by $1.0 million. Improved average unit pricing offset increased input costs by $1.7 million. Loss from operations for the second quarter of fiscal 2008 includes a restructuring charge of $0.1 million, reflecting severance expense for workforce reductions in New Zealand. Operating loss for the six months ended February 29, 2008 was $2.1 million, compared to operating income of $0.8 million a year ago. First half 2008 gross margin declined $0.9 million from last year to $3.1 million as raw material grain costs rose $4.1 million and manufacturing costs related to imported materials in the second quarter increased $1.0 million. Favorable average unit pricing partially offset the increased input and production costs. Operating expenses, excluding restructure costs, increased $0.6 million over the second half of fiscal 2007 due to higher research and development expenses and employee-related costs. Included in the segment’s operating loss for the first half of fiscal 2008 were restructuring costs of $1.3 million. See Note 12 to the Condensed Consolidated Financial Statements.

     Corporate operating expenses
     Corporate operating expenses for the second quarter of fiscal 2008 were $2.1 million, a decline of $0.2 million over the same period last year, primarily due to lower employee-related costs. For the six months ended February 29, 2008, corporate operating expenses were comparable to the six-month period of fiscal 2007.
     Interest and taxes
     Interest expense for the three and six months ended February 29, 2008 declined $1.1 million from the same periods last year due to lower average debt balances, excluding ethanol-related debt borrowings, and decline in applicable interest rates. Interest costs related to construction of the ethanol facility have been capitalized. The Company’s debt includes the amount outstanding under its grain inventory financing facility. See Note 6 to the Condensed Consolidated Financial Statements.
     The Company’s effective tax rates of 19% and 30% for the three and six month periods ended February 29, 2008, respectively, differed from the U.S. federal statutory rate primarily due to the impact of adjustments to unrecognized tax benefits, the favorable tax effect of domestic (U.S.) production activities, and Australian tax incentives related to research and development. See Note 7 to the Condensed Consolidated Financial Statements.
     The Company’s effective tax rates of 16% and 26% for the three and six months ended February 28, 2007, respectively, varied from the U.S. federal statutory rate primarily due to Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of research and development tax credits in the second quarter of 2007 related to fiscal 2006 and the first quarter of 2007.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Adjustments to the Company’s tax expense related to the prior fiscal year, amounts recorded in accordance with FIN 48 and changes in tax rates are treated as discrete items and are recorded in the period in which they arise. These adjustments are not included in the Company’s estimate of the effective tax rate for the current year.
     The determination of the annual effective tax rate is based upon a number of estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction and the amounts of permanent differences between the book and tax accounting for various items. The Company’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits, judgments regarding uncertain tax positions and other items that cannot be estimated with any certainty. Therefore, there can be significant volatility in the interim provision for income tax expense.
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)

Royalty and licensing income	$405	$405	$855	$923
Loss on sale of assets	—	(142)	—	(142)
Gain on foreign currency transactions	434	—	444	—
Other	(48)	(34)	(45)	(30)

Total	$791	$229	$1,254	$751

     In the second quarter of fiscal 2008, the Company recognized a foreign currency transaction gain on Australian dollar denominated assets due to the strengthening of the Australian dollar during the period. See Note 10 to the Condensed Consolidated Financial Statements for information on the Company’s royalty and licensing income.
Liquidity and Capital Resources
     In fiscal 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “2007” Agreement”). See Note 6 to the Condensed Consolidated Financial Statements.
     At February 29, 2008, the Company had $7.8 million and $11.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $38.7 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of February 29, 2008 was $6.3 million under the capital expansion facility and $52.2 million under the revolving credit facility. The Company was in compliance with the covenants in the agreement as of February 29, 2008 and expects to be in compliance with the covenants for the remainder of fiscal 2008.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $37.9 million U.S. dollars at the exchange rate at February 29, 2008. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $1.6 million at February 29, 2008.
     As of February 29, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated debt of $30.4 million at 4.18% and $4.6 million at 5.08%, plus the applicable margin under the Company’s credit agreement. At February 29, 2008, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $1.5 million.
     Penford had working capital of $60.0 million and $39.0 million at February 29, 2008 and August 31, 2007, respectively. Inventory increased approximately $8.5 million, primarily in the Industrial Ingredients—North America segment, due to an increase in physical corn inventories and an increase in raw material corn costs. Accounts payable and accrued liabilities declined by a combined $11.1 million, due to the timing of payments for raw materials in Australia and New Zealand and the payment of employee incentives. Cash provided by operations was $2.7 million for the six months ended February 29, 2008 compared to cash provided by operations of $1.3 million for the six months ended February 28, 2007. Total debt outstanding declined $14.9 million during the first six months of fiscal 2008 due to the use of the proceeds from common stock offering discussed below, partially offset by funding for capital expenditures, including those to construct the ethanol facility, and the effects of stronger foreign currency exchange rates. For the first six months of fiscal 2008, the Company had $21.6 million of capital expenditures related to the construction of the ethanol facility. As of February 29, 2008 the Company had a total of $41.6 million in capital expenditures related to the ethanol facility which included $1.2 million in capitalized interest costs. Currently, the Company estimates its total capital expenditures in fiscal 2008 to be $44 million, including $27 million related to the ethanol facility.
     In December 2007, the Company completed a common stock offering resulting in the issuance of 2,000,000 additional common shares at a price to the public of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of 2,000,000 shares and these proceeds were used to reduce the Company’s outstanding debt.
     The Company paid dividends of $1.1 million during the six months ended February 29, 2008, which represents a quarterly rate of $0.06 per share. On January 31, 2008, the Board of Directors declared a dividend of $0.06 per common share payable on March 7, 2008 to shareholders of record as of February 15, 2008. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.

Contractual Obligations
     The Company is a party to various debt and lease agreements at February 29, 2008 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of February 29, 2008, there have been no material changes in the Company’s contractual obligations since August 31, 2007, except for changes in the obligations for long-term debt and capital leases.
     As discussed above, proceeds from the sale of common stock were used to reduce long-term debt contractual obligations by $47.2 million. As of February 29, 2008, the remaining contractual obligations for long-term debt and capital leases are as follows (in thousands):

2008	$2,044
2009-2010	22,241
2011-2012	29,245
2013 & After	6,200

$59,730

Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at February 29, 2008.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009). In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which provided a one-year delayed application of SFAS 159 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For those items within the scope of FSP 157-2, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010). The Company is evaluating the impact that adopting this statement may have on its consolidated financial statements.
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
     In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests, and goodwill acquired in a business combination. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The requirements of SFAS 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 (fiscal 2010), and, except for the presentation and disclosure requirements of SFAS 160, are to be applied prospectively.
Critical Accounting Policies and Estimates
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
     During the six months ended February 29, 2008, there have been no significant changes to the items disclosed as critical accounting policies and estimates in Item 7 of the Annual Report on Form 10-K for the year ended August 31, 2007, except as described below.
     Income Taxes
     Effective September 1, 2007, the Company adopted FIN 48. See discussion in Note 7 to the Condensed Consolidated Financial Statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including related appeals or litigation. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires management to determine the probability of various possible outcomes. The Company evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled audit issues and new audit activity. Such changes in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risks since August 31, 2007.
Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2008. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     During October 2007, this case was tried before a judge of the above-noted court. At trial, Graphic argued that it was entitled to damages in the amount of approximately $3.27 million, plus interest. Penford Products argued that it was entitled to damages of approximately $550,000, plus interest. The court has not yet advised Penford Products of its decision or the date upon which a decision will be rendered.
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
Item 1A: Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed under the heading “Factors that May Affect Business and Future Results” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, which could materially impact the Company’s business, financial condition and future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Item 4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on January 30, 2008. The first item voted upon at the meeting was the election of directors. The results of the election are shown below.

Director	Votes For	Votes Withheld

William E. Buchholz	9,521,053	348,718
John C. Hunter III	9,521,781	347,990
James E. Warjone	9,521,681	348,090
     Directors not elected at this meeting and whose term of office continued after the meeting are Jeffrey T. Cook, R. Randolph Devening, Paul H. Hatfield, Thomas D. Malkoski and Sally G. Narodick.

     The second item voted upon at the meeting was the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm. The results of the voting on the proposal are as follows:

			Broker
Votes For	Votes Against	Abstain	Non-Votes
9,644,938	218,933	5,900	1,352,027
Item 6: Exhibits.
(d) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)
April 9, 2008	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002