Form 10-Q
period 2008-05-31
PENFORD CORP
filed 2008-07-10
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of July 7, 2008 was 11,249,801.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$—
Trade accounts receivable, net	59,505	54,333
Inventories	57,234	39,537
Prepaid expenses	6,763	5,025
Other	4,712	6,384

Total current assets	128,214	105,279

Property, plant and equipment, net	178,932	146,663
Restricted cash value of life insurance	10,456	10,366
Goodwill, net	28,844	23,477
Other intangible assets, net	872	878
Other assets	1,171	1,725

Total assets	$348,489	$288,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$1,398	$5,468
Current portion of long-term debt and capital lease obligations	6,587	4,056
Short-term borrowings	1,397	7,218
Accounts payable	38,575	32,410
Accrued liabilities	6,285	17,094

Total current liabilities	54,242	66,246

Long-term debt and capital lease obligations	68,022	63,403
Other post-retirement benefits	13,210	12,814
Deferred income taxes	2,150	3,140
Other liabilities	17,698	17,109

Total liabilities	155,322	162,712

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,124 and 11,099 shares, respectively	13,124	11,099
Additional paid-in capital	90,763	43,902
Retained earnings	95,648	89,486
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	26,389	13,946

Total shareholders’ equity	193,167	125,676

Total liabilities and shareholders’ equity	$348,489	$288,388

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2008	2007	2008	2007

Sales	$102,799	$95,406	$285,549	$266,147

Cost of sales	87,260	76,838	242,252	221,983

Gross margin	15,539	18,568	43,297	44,164

Operating expenses	7,267	8,375	21,173	22,808
Research and development expenses	2,004	1,737	6,099	4,886
Restructure costs	27	—	1,356	—
Litigation expense	1,411	—	1,411	—

Income from operations	4,830	8,456	13,258	16,470

Non-operating income, net	336	344	1,590	1,095
Interest expense	782	1,443	2,649	4,437

Income before income taxes	4,384	7,357	12,199	13,128

Income taxes	1,679	2,402	4,017	3,894

Net income	$2,705	$4,955	$8,182	$9,234

Weighted average common shares and equivalents outstanding:
Basic	11,129	8,984	10,371	8,962
Diluted	11,446	9,258	10,743	9,159

Income per share:
Basic	$0.24	$0.55	$0.79	$1.03
Diluted	$0.24	$0.54	$0.76	$1.01

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
(In thousands)	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net income	$8,182	$9,234
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	12,182	11,798
Stock-based compensation	1,638	870
Loss (gain) on sale of fixed assets	(6)	336
Deferred income taxes	(2,103)	(695)
Loss (gain) on derivative transactions	4,442	(366)
Foreign currency transaction gain	(1,126)	—
Other	(81)	(121)
Change in assets and liabilities:
Trade accounts receivable	(2,880)	(5,943)
Prepaid expenses	(1,580)	(463)
Inventories	(14,812)	(4,598)
Accounts payable and accrued liabilities	(2,149)	(2,296)
Taxes payable	(5,031)	1,690
Other	112	2,081

Net cash provided by (used in) operating activities	(3,212)	11,527

Cash flows from investing activities:
Investment in property, plant and equipment, net	(37,482)	(22,101)
Other	(90)	(75)

Net cash used in investing activities	(37,572)	(22,176)

Cash flows from financing activities:
Proceeds from short-term borrowings	5,871	7,785
Payments on short-term borrowings	(12,395)	(9,497)
Proceeds from revolving line of credit	61,029	42,267
Payments on revolving line of credit	(28,052)	(29,982)
Proceeds from long-term debt	—	4,200
Payments of long-term debt	(26,625)	(3,249)
Payments under capital lease obligation	(50)	(42)
Exercise of stock options	322	723
Net proceeds from issuance of common stock	46,844	—
Payment of loan fees	—	(836)
Increase (decrease) in cash overdraft	(4,070)	2,093
Payment of dividends	(1,774)	(1,610)
Other	94	116

Net cash provided by financing activities	41,194	11,968

Effect of exchange rate changes on cash and cash equivalents	(410)	(866)

Net increase in cash and cash equivalents	—	453
Cash and cash equivalents, beginning of period	—	939

Cash and cash equivalents, end of period	$—	$1,392

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
     On June 12, 2008, the Company’s Cedar Rapids, Iowa plant was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. See Note 16.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2008 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2007.
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
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010). The Company is currently evaluating the impact that the adoption of SFAS 161 may have on its consolidated financial statements.
     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.
      3—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective. The Directors’ Plan expired in August 2005. As of May 31, 2008, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 568,276. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
     Stock Option Awards
     A summary of the stock option activity for the nine months ended May 31, 2008, is as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining Term	Intrinsic
	Shares	Exercise Price	(in years)	Value

Outstanding Balance, August 31, 2007	1,033,977	$14.25
Granted	10,000	21.73
Exercised	(25,611)	12.58
Cancelled	(1,000)	16.34

Outstanding Balance, May 31, 2008	1,017,366	$14.37	4.91	$7,550,300

Options Exercisable at May 31, 2008	788,116	$13.94	4.62	$6,186,100
     Under the 2006 Incentive Plan, options to purchase 10,000 shares of the Company’s common stock were granted during the nine months ended May 31, 2008 with a weighted average grant date fair value of $8.45. The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $21.79 as of May 31, 2008 that would have been received by the option holders had all option holders exercised on that date.
     As of May 31, 2008, the Company had $0.7 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.4 years.
      Restricted Stock Awards
     The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the nine months ended May 31, 2008 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2007	5,796	$14.50
Granted	106,467	34.69
Vested	(2,898)	14.50
Cancelled	—	—

Nonvested at May 31, 2008	109,365	$34.15
     On January 1, 2008, each non-employee director received an award of 781 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which will vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of May 31, 2008, the Company had $2.6 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.
      Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-

based compensation cost under SFAS No. 123R for the three and nine months ended May 31, 2008 and May 31, 2007 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Cost of sales	$48	$25	$134	$66
Operating expenses	591	249	1,488	789
Research and development expenses	10	5	16	15

Total stock-based compensation expense	$649	$279	$1,638	$870
Tax benefit	247	103	622	322

Total stock-based compensation expense, net of tax	$402	$176	$1,016	$548

     See Note 13 for stock-based compensation costs recognized in the financial statements of each business segment.
     4—INVENTORIES
     The components of inventory are as follows:

	May 31,	August 31,
	2008	2007
	(In thousands)
Raw materials	$28,297	$17,438
Work in progress	977	720
Finished goods	27,960	21,379

Total inventories	$57,234	$39,537

     Inventory increased approximately $17.7 million, primarily in the Industrial Ingredients—North America segment, due to an increase in physical corn inventories, raw material corn costs and readily marketable exchange-traded futures, and stronger foreign currency exchange rates in Australia/New Zealand.
     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-trade futures contracts which are designated as fair value hedges. Both the corn purchase contracts and the futures contracts are recorded at fair value and the gain or loss is recognized in the income statement. For the nine months ended May 31, 2008 and 2007, non-cash gain (loss) recorded in the statement of operations was $(4.4) million and $0.4 million, respectively.
      5—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	May 31,	August 31,
	2008	2007
	(In thousands)
Land	$22,289	$17,694
Plant and equipment	400,330	338,496
Construction in progress	10,604	27,433

	433,223	383,623
Accumulated depreciation	(254,291)	(236,960)

Net property, plant and equipment	$178,932	$146,663

     Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in the first nine months of fiscal 2008 by approximately $6.8 million.

     During the first nine months of fiscal 2008, the Company had $26.8 million of capital expenditures related to construction of the ethanol production facility, which was placed in service in May 2008. As of May 31, 2008, the Company had a total of $46.9 million in capital expenditures related to the ethanol production facility which includes $1.5 million in related capitalized interest costs.
      6—DEBT
     In fiscal 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
     At May 31, 2008, the Company had $20.9 million and $10.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $43.2 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of May 31, 2008 was $1.8 million under the capital expansion facility and $39.1 million under the revolving credit facility. The Company was in compliance with the covenants in the agreement as of May 31, 2008.
     Due to the expected impact of the flood described in Note 16 on the Company’s results of operations during its fourth quarter of fiscal 2008, the Company sought and has obtained an amendment to the 2007 Agreement. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Company expects to be in compliance with the amended covenants at August 31, 2008.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank for a maximum of $38.2 million U.S. dollars at the exchange rate at May 31, 2008. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $1.4 million at May 31, 2008.
     As of May 31, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $29.2 million at 4.18% and $4.8 million at 5.08%, plus the applicable margin under the 2007 Agreement. At May 31, 2008, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $0.8 million.
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
     At September 1, 2007, the liability for unrecognized tax benefits was $0.9 million, all of which would affect the effective tax rate if realized. During the nine months ended May 31, 2008, the Company increased its liability for gross unrecognized tax benefits by $0.1 million, and reduced the liability by (i) $0.2 million as a result of the expiration of the applicable statutes of limitations, and (ii) $0.2 million relating to settlements with taxing authorities.
     The Company files tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and the federal jurisdictions in Australia and New Zealand, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. Currently, one U.S. state has notified the Company that it intends to audit its tax returns for fiscal years 2005 through 2007. With few exceptions, the Company is not subject to income tax examinations by federal, state or foreign jurisdictions for fiscal years prior to 2003.
      Effective Tax Rate
     The Company’s effective tax rates of 38% and 33% for the three and nine months ended May 31, 2008, respectively, differed from the U.S. federal statutory rate primarily due to the impact of the adjustments to unrecognized tax benefits discussed in Note 7 to the Condensed Consolidated Financial Statements, the favorable tax effect of domestic (U.S.) production activities, Australian tax incentives related to research and development, and an increase in the prior year’s estimate of tax expense of $0.2 million.
     The Company’s effective tax rates of 33% and 30% for the three and nine months ended May 31, 2007, respectively, varied from the U.S. federal statutory rate primarily due to U.S. federal and Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of research and development tax credits in the second quarter of 2007 related to the prior fiscal year.
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
      8—STOCKHOLDERS’ EQUITY
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
      9—OTHER COMPREHENSIVE INCOME
     The components of total comprehensive income are as follows:

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(In thousands)

Net income	$2,705	$4,955	$8,182	$9,234
Foreign currency translation adjustments	(274)	2,418	10,795	5,343
Net unrealized gain on derivative instruments that qualify as cash flow hedges, net of tax	292	1,708	1,648	367

Total comprehensive income	$2,723	$9,081	$20,625	$14,944

      10—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(In thousands)

Royalty and licensing income	$465	$486	$1,320	$1,409
Gain (loss) on sale of assets	5	(194)	6	(336)
Gain (loss) on foreign currency transactions	(236)	—	208	—
Other	102	52	56	22

Total	$336	$344	$1,590	$1,095

     During the three and nine months ended May 31, 2008, the Company recognized a foreign currency transaction gain (loss) on Australian dollar denominated assets as disclosed in the table above.
     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the agreement. The Company has recognized $9.9 million in royalty income from the inception of the agreement through May 31, 2008.
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
      11 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2008 and 2007 are as follows:

Defined benefit pension plans	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(In thousands)

Service cost	$371	$345	$1,113	$733
Interest cost	622	516	1,868	1,100
Expected return on plan assets	(663)	(593)	(1,989)	(1,186)
Amortization of prior service cost	64	47	190	93
Amortization of actuarial losses	12	48	38	96

Net periodic benefit cost	$406	$363	$1,220	$836

Post-retirement health care plans	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(In thousands)

Service cost	$77	$78	$233	$155
Interest cost	214	204	640	409
Amortization of prior service cost	(38)	(38)	(114)	(76)

Net periodic benefit cost	$253	$244	$759	$488

      12—RESTRUCTURING COSTS
     In the first quarter of fiscal 2008, in connection with reconfiguring the Company’s Australian business, a workforce reduction was implemented in the Company’s two Australian operating facilities. In connection therewith, $1.2 million in employee severance costs and related benefits were charged to operating income in the first quarter and are shown as restructuring costs in the condensed consolidated statement of operations. As of May 31, 2008, all severance and related costs were paid.
     In the second and third quarters of fiscal 2008, the Company’s Australian business recorded restructure charges totaling $0.2 million related to workforce reductions implemented at its New Zealand operations. As of May 31, 2008, all severance and related costs had been paid.
      13—SEGMENT REPORTING
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products industries, and ethanol products. The Food Ingredients segment produces specialty starches for food applications. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between

Australia/New Zealand operations and Food Ingredients—North America is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)
Sales:
Industrial Ingredients—North America	$60,861	$52,965	$159,147	$143,650
Food Ingredients—North America	17,139	17,091	48,857	46,892
Australia/New Zealand operations	25,096	25,668	78,498	76,296
Intercompany sales	(297)	(318)	(953)	(691)

	$102,799	$95,406	$285,549	$266,147

Income (loss) from operations:
Industrial Ingredients—North America	$5,094	$7,066	$15,358	$13,896
Food Ingredients—North America	2,830	2,918	7,689	7,931
Australia/New Zealand operations	(874)	856	(2,994)	1,607
Corporate and other	(2,220)	(2,384)	(6,795)	(6,964)

	$4,830	$8,456	$13,258	$16,470

	May 31,	August 31,
	2008	2007
	(In thousands)
Total assets:
Industrial Ingredients—North America	$177,234	$133,187
Food Ingredients—North America	35,328	33,684
Australia/New Zealand operations	123,544	108,084
Corporate and other	12,383	13,433

	$348,489	$288,388

     The following table summarizes the stock-based compensation expense related to stock option and restricted stock awards by segment for the three and nine months ended May 31, 2008 and 2007.

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Industrial Ingredients—North America	$160	$69	$399	$205
Food Ingredients—North America	84	49	224	147
Australia/New Zealand operations	8	13	27	42
Corporate	397	149	988	476

	$649	$280	$1,638	$870

     Penford sells to a variety of customers and has several relatively large customers in each business segment. In fiscal 2007, the Company’s largest customer, Domtar, Inc., represented approximately 12% of consolidated net sales. For the nine months ended May 31, 2008, Domtar, Inc. represented approximately 12% of consolidated net sales. Domtar, Inc. is a customer of the Company’s Industrial Ingredients—North America business.

     14—EARNINGS PER SHARE
     Basic earnings per share reflect only the weighted average common shares outstanding during the period. Diluted earnings per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. The following table presents the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2008 and 2007.

	Three months ended		Nine months ended
	May 31,		May 31,
	2008	2007	2008	2007
		(In thousands)
Weighted average common shares outstanding	11,129	8,984	10,371	8,962
Dilutive stock options and awards	317	274	372	197

Weighted average common shares outstanding, assuming dilution	11,446	9,258	10,743	9,159

     Weighted-average restricted stock awards of 5,467 and 3,033 shares for the three and nine months ended May 31, 2008, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options to purchase 6,739 and 2,263 shares of common stock for the three and nine months ended May 31, 2008, and weighted-average stock options to purchase 68,261 and 201,813 shares of common stock for the three and nine months ended May 31, 2007, were excluded from the calculation of diluted earnings per share because they were antidilutive.
     15—LEGAL PROCEEDINGS
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, Louisiana. Graphic sought monetary damages for Penford Products’ alleged breach of an agreement to supply Graphic with certain starch products during the 2004 strike affecting the Penford Products Cedar Rapids, Iowa plant. The case was tried before a judge of the above-noted court in October 2007. On May 5, 2008, the Company received notice the trial judge ruled in favor of Graphic and found Penford Products liable for alleged damages in the amount of $3,242,302, as well as pre-and post-judgment interest and costs that were alleged to be in an amount in excess of $810,000. After evaluating its options, the Company elected to satisfy the judgment and waive appeal rights by paying Graphic the sum of $3,810,837. The Company had previously reserved $2.4 million against this matter.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
     16—SUBSEQUENT EVENT
     As reported by the Company on Form 8-K filed with the Securities and Exchange Commission on June 13, 2008 and Form 8-K filed on June 20, 2008, on June 12, 2008, the Company’s Cedar Rapids, Iowa plant, owned and operated by its principal subsidiary, Penford Products Co., was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas.
     The Company expects that production start-up in Cedar Rapids will occur in stages as processes and sections within the plant become operational. The Company expects to resume production of certain Liquid Natural Additive products in mid-July using its pilot plant facility, which was not heavily damaged by the flood. However, the Company continues to project that its main production facility will not manufacture significant industrial starch or ethanol volumes before the end of August 2008. As a result, the Industrial Ingredients — North America segment is not expected to contribute significantly to earnings during the fourth quarter of fiscal 2008.

     Potato starch operations were not affected by the flood in Cedar Rapids. Food corn starches will be supplied from other Company locations. Dextrose manufacturing, which occurred in Cedar Rapids, has been suspended. Rice and tapioca starch ingredients were not impacted.
     The Company continues to assess damages caused by the flood and evaluate potential insurance recoveries from its property damage and business interruption policies. Preliminary estimates are subject to numerous assumptions regarding the cost and timing to repair and refurbish or replace numerous items of equipment and processes. Achieving estimated outcomes is dependent on the availability of materials and resources which are outside of Penford’s control. While any estimate of the cost to return the facility to optimal operating conditions is subject to factors outside Penford’s control as well as other significant uncertainties, the Company currently estimates this cost to be in the range of $45 million.
     The effect of the flood on the financial results of the Company on a quarter-to-quarter or year-to-year basis will depend on the timing and amount of the expenditures and insurance recoveries. The Company currently plans to expense most of the costs related to recovery as they are determined, primarily during the fourth quarter of fiscal 2008.
     The Company maintains property damage and business interruption insurance coverage applicable to the plant. Subject to the terms of the Company’s policies and the applicable deductibles, the Company has initially estimated that it should be able to recover at least $30 to $35 million under its property damage and business interruptions insurance policies. The actual amount ultimately recovered may vary from this estimate, and, as a result, the Company is unable to provide assurance as to the amount or timing of the ultimate recoveries under its policies.
     The Company expects that the flood will significantly affect its financial results for at least the remainder of its fiscal year 2008, which ends on August 31, 2008. The Company believes that it has sufficient financial and other resources to enable it to restore the plant and resume supplying its customers.
     Due to the expected impact of the flood on the Company’s results of operations during its fourth quarter of fiscal 2008, the Company sought and has obtained an amendment to the 2007 Agreement with the banks identified in Note 6. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Company expects to be in compliance with the amended covenants at August 31, 2008.

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
     Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Item 1A in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2007, which include, but are not limited to:
•	expectations regarding the timing and cost of restoring the Cedar Rapids facility to full production, the timing and amount of insurance recoveries, the amount of total losses sustained, and the impact on the Company’s financial results due to the severe flooding in Cedar Rapids, Iowa in June 2008;

•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

•	unanticipated costs, expenses or third-party claims;

•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

•	interest rate, chemical and energy cost volatility;

•	foreign currency exchange rate fluctuations;

•	changes in assumptions used for determining employee benefit expense and obligations; or

•	other unforeseen developments in the industries in which Penford operates.
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
     Cedar River Flooding
     On June 12, 2008, the Company’s Cedar Rapids, Iowa plant, owned and operated by its principal subsidiary, Penford Products Co., was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Cedar Rapids plant, which produces almost all of the revenues of the Industrial Ingredients — North America segment, or approximately 55% of the total Company revenues, has sustained significant damage. Penford employees and outside contractors are currently evaluating and remediating flood damage to buildings, equipment and processes.
     The Company expects that production start-up in Cedar Rapids will occur in stages as processes and sections within the plant become operational. The Company expects to resume production of certain Liquid Natural Additive products in mid-July using its pilot plant facility which was not heavily damaged by the flood. However, the Company continues to project that its main production facility will not manufacture significant industrial starch or ethanol volumes before the end of August 2008. As a result, the Industrial Ingredients — North America segment is not expected to contribute significantly to earnings during the fourth quarter of fiscal 2008.
     Potato starch operations were not affected by the flood in Cedar Rapids. Food corn starches will be supplied from other Company locations. Dextrose manufacturing, which occurred in Cedar Rapids, has been suspended. Rice and tapioca starch ingredients were not impacted.
     The Company continues to assess damages caused by the flood and evaluate potential insurance recoveries from its property damage and business interruption policies. Preliminary estimates are subject to numerous assumptions regarding the cost and timing to repair and refurbish or replace numerous items of equipment and processes. Achieving estimated outcomes is dependent on the availability of materials and resources which are outside of Penford’s control. While any estimate of the cost to return the facility to optimal operating conditions is subject to factors outside Penford’s control as well as other significant uncertainties, the Company currently estimates this cost to be in the range of $45 million.
     The effect of the flood on the financial results of the Company on a quarter-to-quarter or year-to-year basis will depend on the timing and amount of the expenditures and insurance recoveries. The Company currently plans to expense most of the costs related to recovery as they are determined, primarily during the fourth quarter of fiscal 2008.
     The Company maintains property damage and business interruption insurance coverage applicable to the plant. Subject to the terms of the Company’s policies and the applicable deductibles, the Company has initially estimated that it should be able to recover at least $30 to $35 million under its property damage and business interruptions insurance policies. The actual amount ultimately recovered may vary from this estimate, and, as a result, the Company is unable to provide assurance as to the amount or timing of the ultimate recoveries under its policies.
     The Company expects that the flood will significantly affect its financial results for at least the remainder of its fiscal year 2008, which ends on August 31, 2008. The Company believes that it has sufficient financial and other resources to enable it to restore the plant and resume supplying its customers.
     Due to the expected impact of the flood on the Company’s results of operations during its fourth quarter of fiscal 2008, the Company sought and has obtained an amendment to the 2007 Agreement with the banks identified in Note 6. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Company expects to be in compliance with the amended covenants at August 31, 2008.

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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended May 31, 2008 improved 7.8% to $102.8 million from $95.4 million in the third quarter of fiscal 2007 due to an increase of $9.2 million related to improved unit pricing and favorable product mix in all business units, the impact on revenues of passing through higher corn costs to customers in the Industrial Ingredients business, the start-up of ethanol production in May 2008, and favorable Australian and New Zealand foreign currency exchange rates, offset by a decline in sales volumes of $1.8 million. Gross margin as a percent of sales for the third quarter of fiscal 2008 declined to 15.1% compared to the same period last year of 19.5% primarily due to higher raw material and other manufacturing input costs. Income from operations was $4.8 million, $3.6 million lower compared to the third quarter of fiscal 2007 due to gross margin declines and litigation settlement costs of $1.4 million. See Note 15 to the Condensed Consolidated Financial Statements.
     Consolidated sales for the nine months ended May 31, 2008 increased 7.3% to $285.5 million from $266.1 million in the same period last year due to favorable pricing and product mix in all businesses of $22.1 million, stronger currency exchange rates and the impact of higher corn costs totaling $12.8 million, offset by sales volume declines of $15.5 million, primarily in the Australia/New Zealand operations as the business rationalized product offerings and manufacturing. Gross margin as a percent of sales for the nine months ended May 31, 2008 was 15.2%, down 2.0% compared to the same period last year, as revenue gains were offset by higher raw material costs for all three business segments and higher manufacturing expense related to higher energy usage costs as well as increased repair and maintenance costs resulting from the severe weather in the Midwest. Operating income for the first nine months of fiscal 2008 was $13.3 million, a $3.2 million decline over the same period last year due to gross margin declines and litigation settlement costs of $1.4 million. Research and development expenses increased by $1.2 million on additional headcount and increased spending for product development activities. Operating income for the first nine months of fiscal 2008 included $1.3 million of severance costs related to reconfiguring the Australia/New Zealand business. See Note 12 to the Condensed Consolidated Financial Statements.
     A discussion of segment results of operations and the effective tax rate follows.
     Industrial Ingredients—North America
     Sales for the third quarter of fiscal 2008 at the Company’s Industrial Ingredients—North America business unit improved $7.9 million, or 14.9%, to $60.9 million from $53.0 million over the same quarter last year. Favorable pricing and mix, as well as the pass-through effect of higher corn costs added $3.2 million to revenue growth. Volume growth came from 1.9 million gallons of ethanol sales which began in May 2008 and added $4.7 million to third quarter revenue. Income from operations for the third quarter of fiscal 2008 at the Company’s Industrial Ingredients—North America business unit declined $2.0 million to $5.1 million compared to third quarter fiscal 2007 operating income of $7.1 million. Third quarter fiscal 2008 gross margin as a percent of sales declined to 15.4% compared to 20.4% in the same quarter of fiscal 2007, primarily due to higher chemical and natural gas costs and start-up expenses for ethanol production, partially offset by favorable unit pricing and product mix and volume growth from sales of ethanol products. Operating expenses increased $0.3 million due to litigation settlement expense of $1.4 million, partially offset by lower professional fees and employee-related costs. Research and development expenses increased by $0.2 million on expanded activity related to the specialty starch product lines.
     Sales for the first nine months of fiscal 2008 improved 10.8% to $159.1 million compared to sales of $143.7 million in the same period last year. Increases in average unit selling prices and improved product mix contributed approximately 7% to sales growth and the pass-through impact on revenues from higher corn costs added another 2%. Volumes improved with added ethanol sales, partially offset by a 2% reduction in core starch products. Income from operations for the nine months ended May 31, 2008 improved $1.5 million to $15.4 million compared to the same nine-month period of fiscal 2007. Gross margin improved $1.8 million, and as a percent of sales was 15.9%, compared to 16.4% for the same period a year ago. The impact of improved unit pricing and product mix of $7.8 million was partially offset by unfavorable corn procurement and chemical costs of $2.7 million. Also reducing gross margin were higher repair and maintenance expenses, lower natural gas yields and production inefficiencies caused by severe weather in the Midwest, and the start-up costs of ethanol production totaling $3.4 million. Operating expenses declined by $0.4 million on lower professional fees and employee-related costs, partially offset by litigation resolution expenses of $1.4 million. Research and development expenses increased $0.7 million.
     In the third quarter of fiscal 2008, litigation described in Note 15 to the Condensed Consolidated Financial Statements was resolved, resulting in a $1.4 million charge to operating income. The Company had reserved $2.4 million related to this matter at August 31, 2007. The Company paid the $3.8 judgment in May 2008.
     On June 12, 2008, the Company’s Cedar Rapids, Iowa manufacturing facility, which produces almost all of the revenues of the Industrial Ingredients — North America segment, was shut down as a result of flooding of the Cedar River. See “Overview” above and Note 16 to the Condensed Consolidated Financial Statements.
     Food Ingredients—North America
     Fiscal 2008 third quarter sales for the Food Ingredients—North America segment of $17.1 million were comparable to the same period last year as higher average unit pricing and improved mix were offset by a decline in sales volume. Third quarter fiscal 2008 income from operations was $2.8 million, a $0.1 million decline compared with the third quarter of fiscal 2007 due to lower gross margins. Gross margins were negatively affected by higher potato starch and corn costs.
     Sales for the nine months ended May 31, 2008 rose 4.2%, or $2.0 million, over the same period a year ago to $48.9 million. Improved pricing and product mix contributed $4.1 million to sales growth with higher sales of applications for the dairy/cheese market segment and the pet chew/treats product lines. Sales volumes declined 4%. Income from operations for the nine-month period ended May 31, 2008 declined by $0.2 million over the same period last year to $7.7 million. Gross margin decreased $0.2 million as improved pricing and product mix were more than offset by higher raw material costs and lower volumes. Operating expenses and research activities were comparable to the same period last year as lower employee-related costs were offset by higher expenditures for product trials.
     The Food Ingredients — North America segment was minimally affected by the Cedar Rapids flooding. Dextrose manufacturing, which occurred in Cedar Rapids, has been suspended. Potato starch operations and rice and tapioca ingredients were not impacted.
     Australia/New Zealand Operations
     Sales at the Australia/New Zealand operations decreased 2.2%, or $0.6 million, in the third quarter of fiscal 2008 compared with the same period of fiscal 2007. The business continues to experience the impact of a regional drought that reduced the harvest for critical grain inputs and contributed to a 30% increase in the price of wheat and corn raw materials compared with a year ago. Limited grain supplies also required temporarily importing starch and corn from outside Australia. Processing the material from these sources increased manufacturing costs by $1.0 million during the quarter. Additionally, the Australian Dollar and New Zealand Dollar have appreciated by 51% and 41% respectively, over the past five years, supporting increased price competition for the Company’s domestic products and restricting export opportunities. The business has responded to these conditions by raising selling prices and changing the sales mix to focus on those products which will produce higher long-term returns for the Company while reconfiguring its manufacturing processes to reduce production costs. As a result of these factors, sales volumes have declined and fiscal 2008 third quarter sales in local currency are 14.9% lower than the same quarter a year ago. Gross margin decreased by

$1.4 million to $1.2 million, and as a percent of sales, declined to 5.0% from 10.4% in the prior year’s third quarter. The decline in margin from the previous year’s third quarter reflects higher raw material costs of $3.2 million and incremental manufacturing costs, partially offset by favorable revenue impacts of $1.5 million. Loss from operations at the Company’s Australia/New Zealand business for the quarter ended May 31, 2008 was $0.9 million compared to operating income of $0.9 million in the same period of fiscal 2007.
     Sales for the nine months ended May 31, 2008 increased 2.9% to $78.5 million from $76.3 million last year, primarily due to higher average unit pricing and favorable product mix, which contributed 11% to sales improvement, and stronger average quarterly foreign currency exchange rates which appreciated approximately 15% over last year. Sales in local currency declined 10.2%. The business continues to experience high grain costs, limited grain supplies and increased processing costs of imported raw materials as described above. Fiscal year 2008 year-to-date gross margin declined $2.4 million compared with the same period a year ago due to increased raw material grain costs of $5.3 million, higher manufacturing costs related to imported materials of approximately $2.1 million, partially offset by favorable net unit pricing, product mix and volume changes of $4.4 million. Operating expenses increased $0.9 million over the first nine months of fiscal 2007 due to higher research and development expenses and employee-related costs. Included in the segment’s operating loss for the first nine months of fiscal 2008 were restructuring costs of $1.4 million. See Note 12 to the Condensed Consolidated Financial Statements. Operating loss for the nine months ended May 31, 2008 was $3.0 million, compared to operating income of $1.6 million in the same period last year.
     Corporate operating expenses
     Corporate operating expenses of $2.2 million for the quarter ended May 31, 2008 declined by $0.2 million compared to the same period of fiscal 2007 on lower employee-related costs. Decreased employee-related costs also resulted in the $0.2 million decline in corporate expenses for the nine months ended May 31, 2008 compared with the same period a year ago.
     Interest expense
     Interest expense for the three- and nine-month periods ended May 31, 2008 declined $0.7 and $1.8 million, respectively, from the same periods last year on lower average debt balances, excluding ethanol-related debt borrowings, and a decline in U.S. interest rates from a year ago. Interest expense related to construction of the ethanol manufacturing plant was capitalized until May 2008, when the facility began commercial production. Interest capitalized was $0.3 million and $0.1 million for the quarters ended May 31, 2008 and 2007, respectively, and $1.1 million and $0.2 million for the nine months ended May 31, 2008 and 2007, respectively. The Company’s debt includes the amount outstanding under its grain inventory financing facility. See Note 6 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rates of 38% and 33% for the three and nine month periods ended May 31, 2008, respectively, differed from the U.S. federal statutory rate primarily due to the impact of the adjustments to unrecognized tax benefits discussed in Note 7 to the Condensed Consolidated Financial Statements, the favorable tax effect of domestic (U.S.) production activities, Australian tax incentives related to research and development, and an increase in the prior year’s estimate of tax expense of $0.2 million.
     The Company’s effective tax rates of 33% and 30% for the three and nine months ended May 31, 2007, respectively, varied from the U.S. federal statutory rate primarily due to U.S. federal and Australian tax incentives related to research and development, the favorable tax effect of export sales from the U.S. through the extraterritorial income exclusion, and the favorable tax effect of domestic (U.S.) production activities. In December 2006, the Tax Relief Healthcare Act of 2006 was enacted which retroactively reinstated and extended the research and development tax credit from January 1, 2006 through December 31, 2007. The Company recorded the tax effect of $0.2 million of research and development tax credits in the second quarter of 2007 related to the prior fiscal year.
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
     The determination of the annual effective tax rate applied to current year income or loss before income tax is based upon a number of estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction and the amounts of permanent differences between the book and tax accounting for various items. The Company’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits, judgments regarding uncertain tax positions and other items that cannot be estimated with any certainty. Therefore, there can be significant volatility in the interim provision for income tax expense.
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
		(In thousands)
Royalty and licensing income	$465	$486	$1,320	$1,409
Gain (loss) on sale of assets	5	(194)	6	(336)
Gain (loss) on foreign currency transactions	(236)	—	208	—
Other	102	52	56	22

Total	$336	$344	$1,590	$1,095

     During the three and nine months ended May 31, 2008, the Company recognized a foreign currency transaction gain (loss) on Australian dollar denominated assets as disclosed in the table above. See Note 10 to the Condensed Consolidated Financial Statements for information on the Company’s royalty and licensing income.
Liquidity and Capital Resources
     On June 12, 2008, the Company’s facilities in Cedar Rapids, Iowa were shut down and evacuated due to flooding of the plant and surrounding areas. See the “Overview” section of this Part I, Item 2 for a discussion of the Company’s liquidity as a result of the flood.
     In fiscal 2007, the Company entered into a Second Amended and Restated Credit Agreement (the “2007” Agreement”). See Note 6 to the Condensed Consolidated Financial Statements.
     At May 31, 2008, the Company had $20.9 million and $10.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $43.2 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of May 31, 2008 was $1.8 million under the capital expansion facility and $39.1 million under the revolving credit facility. The Company was in compliance with the covenants in the agreement as of May 31, 2008. Due to the expected impact of the flood on the Company’s results of operations during its fourth quarter of fiscal 2008, the Company sought and has obtained an amendment to the 2007 Agreement with the banks identified in Note 6. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Company expects to be in compliance with the amended covenants at August 31, 2008.
     The Company’s short-term borrowings consist of an Australian variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of $38.2 million U.S. dollars at the exchange rate at May 31, 2008. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $1.4 million at May 31, 2008.

     As of May 31, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated debt of $29.2 million at 4.18% and $4.8 million at 5.08%, plus the applicable margin under the Company’s credit agreement. At May 31, 2008, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $0.8 million.
     Penford had working capital of $74.0 million and $39.0 million at May 31, 2008 and August 31, 2007, respectively. Inventory increased approximately $17.7 million, primarily in the Industrial Ingredients—North America segment, due to an increase in physical corn inventories, raw material corn costs and readily marketable exchange-traded futures, and stronger foreign currency exchange rates in Australia/New Zealand. Accrued liabilities declined by $10.8 million due to the payment of employee incentives and the payment upon resolution of litigation discussed in Note 15 to the Condensed Consolidated Financial Statements. Cash used in operations was $3.2 million for the nine months ended May 31, 2008 compared with cash provided by operations of $11.5 million for the nine months ended May 31, 2007. The decline in cash flow from operations is primarily due to the increase in working capital discussed above.
     For the first nine months of fiscal 2008, the Company had $26.8 million of capital expenditures related to the construction of the ethanol facility. As of May 31, 2008 the Company had a total of $46.9 million in capital expenditures related to the ethanol facility which included $1.5 million in capitalized interest costs.
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
     The Company paid dividends of $1.8 million during the nine months ended May 31, 2008, which represents a quarterly rate of $0.06 per share. On June 25, 2008, the Board of Directors declared a dividend of $0.06 per common share payable on September 5, 2008 to shareholders of record at the close of business August 15, 2008. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements.
Contractual Obligations
     The Company is a party to various debt and lease agreements at May 31, 2008 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of May 31, 2008, there have been no material changes in the Company’s contractual obligations since August 31, 2007, except for changes in the obligations for long-term debt and capital leases.
     As discussed above, proceeds from the sale of common stock were used to reduce long-term debt contractual obligations by $47.2 million. As of May 31, 2008, the remaining contractual obligations for long-term debt and capital leases are as follows (in thousands):

2008	$1,030
2009 — 2010	22,009
2011 — 2012	42,267
2013 & After	10,700

$76,006

Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at May 31, 2008.

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
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010). The Company is currently evaluating the impact that the adoption of SFAS 161 may have on its consolidated financial statements.
     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.
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

     During the nine months ended May 31, 2008, there have been no significant changes to the items disclosed as critical accounting policies and estimates in Item 7 of the Annual Report on Form 10-K for the year ended August 31, 2007, except as described below.
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
     Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2008. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, Louisiana. Graphic sought monetary damages for Penford Products’ alleged breach of an agreement to supply Graphic with certain starch products during the 2004 strike affecting the Penford Products Cedar Rapids, Iowa plant. The case was tried before a judge of the above-noted court in October 2007. On May 5, 2008, the Company received notice the trial judge ruled in favor of Graphic and found Penford Products liable for alleged damages in the amount of $3,242,302, as well as pre-and post-judgment interest and costs that were alleged to be in an amount in excess of $810,000. After evaluating its options, the Company elected to satisfy the judgment and waive appeal rights by paying Graphic the sum of $3,810,837. The Company had previously reserved $2.4 million against this matter.
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
     In addition to the risk factors described in the Annual Report on Form 10-K, the following risk factor should be considered:
     All of the material effects on the Company of the June 2008 flood affecting the Company’s Cedar Rapids, Iowa plant are not presently known. As described in this report, because of the flood, the Company was required to shut down the plant, and the plant suffered severe damage. The cost to remediate the flood damage is currently estimated to be approximately $45 million; however, this is only an estimate. There is no assurance that the actual cost to remediate the flood damage will not exceed the current estimate. It is expected that the flood will substantially affect the Company’s results of operations for at least the remainder of the Company’s fiscal year. However, the full amount and extent of the damages and losses suffered, the amount of any recovery under the Company’s insurance policies, and other important factors are not fully known at this time. While the Company currently believes that it has adequate resources to recover from the flood, such a recovery will require the Company to successfully repair and restart the plant, as well as resume service to its customers.
     The risks described or referred to herein are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
          Item 6: Exhibits.
     (d) Exhibits

10.1	First Amendment to Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

July 10, 2008	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002