Form 10-K
period 2008-08-31
PENFORD CORP
filed 2008-11-14
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-11488

Penford Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1221360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7094 S. Revere Parkway Centennial, Colorado (Address of principal Executive Offices)	80112-3932 (Zip Code)

Registrant’s telephone number, including area code:
(303) 649-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 29, 2008, the last business day of the Registrant’s second quarter of fiscal 2008, was approximately $236.8 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 3, 2008 was 11,252,820.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

PART I

Forward-looking Statements

This Annual Report on Form 10-K (“Annual Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 1 — Business and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•	the amount and timing of expenditures for flood restoration costs and related insurance recoveries;

•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

•	unanticipated costs, expenses or third-party claims;

•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

•	interest rate, chemical and energy cost volatility;

•	foreign currency exchange rate fluctuations;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates, or

•	other factors described in Part I, Item 1A “Risk Factors.”

Item 1:	Business

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

Penford operates in three business segments, each utilizing its carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications in several end markets that improve the quality and performance of customers’ products, including papermaking and food products. The first two, industrial ingredients and food ingredients, are broad categories of end-market users, primarily served by the Company’s United States operations. The third segment consists of geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business. Financial information about Penford’s segments and geographic areas is included in Note 17 to the Consolidated Financial Statements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs.

Penford’s three business segments are:

•	Industrial Ingredients — North America, which in fiscal years 2008 and 2007 generated approximately 50% and 54%, respectively, of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Several of Industrial Ingredients’ products are cost-effective alternatives to synthetic, petroleum-based ingredients.

In May 2008, the Company’s Industrial Ingredients — North America segment began commercial production and sales of ethanol from its facility in Cedar Rapids, Iowa. This ethanol plant gave the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities.

On June 12, 2008, the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company resumed production of certain of its liquid starch products in mid-July using its pilot plant facility, which was not heavily damaged by the flood. By the end of August 2008, the Company had begun manufacturing industrial starch in Cedar Rapids. During September 2008, the Company also resumed the commercial production and sale of ethanol. By the beginning of October 2008, the Company had substantially completed the restoration of the Cedar Rapids plant and the facility’s processing rate had reached pre-flood levels.

•	Food Ingredients — North America, which in fiscal years 2008 and 2007 generated approximately 19% and 17%, respectively, of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. Its expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and other food and bakery products.

•	Australia/New Zealand Operations generated approximately 31% and 29% of Penford’s revenue in fiscal years 2008 and 2007, respectively. The Australia/New Zealand segment develops, manufactures and markets ingredient systems, including specialty starches and sweeteners for food and industrial applications. The Company believes that it is the sole Australian producer of maize starch products. This segment’s flexible manufacturing capabilities allow the Company to manufacture products to customer specifications and to quickly respond to customers’ changing needs.

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

Potato Starch:  The Company’s facilities in Idaho Falls, Idaho; Richland, Washington; and Plover, Wisconsin use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to five years with potato processors in the United States and Canada to acquire potato-based raw materials.

Wheat Products:  Penford Australia’s Tamworth facility uses wheat flour as the primary raw material for the production of its wheat products, including wheat starch, wheat gluten and glucose syrup. The Company is currently negotiating with various suppliers for the supply of wheat flour subsequent to the expiration of its current supply contract at the end of calendar 2008.

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

Over half of the Company’s manufacturing costs consist of the costs of corn, potato starch, wheat flour, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in prices may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short-term supply agreements for other production requirements in all locations.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $7.9 million, $6.8 million and $6.2 million for fiscal years ended August 31, 2008, 2007 and 2006, respectively.

At the end of fiscal 2008, Penford had 33 scientists, including six with the Ph.D. degree with expert knowledge of carbohydrate characteristics and chemistry.

Patents, Trademarks and Tradenames

Penford owns a number of patents, trademarks and tradenames.

Penford has approximately 220 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry and animal and human nutrition. Penford’s issued patents expire at various times between 2009 and 2024. The annual cost to renew all of the Company’s patents is approximately $0.1 million. However, most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind® , PenCling® , PenPlus® , CanTabtm, MAPStm, Mazacatm and Fieldcleertm.

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

Working Capital

The Company’s growth is funded through a combination of cash flows from operations and short- and long-term borrowings. For more information, see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Item 7 and the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

During fiscal 2008, there have been no material effects on the Company’s operations that resulted from compliance with environmental regulations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2009.

Principal Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. None of the Company’s customers constituted 10% of sales in fiscal year 2006. However, the Company’s largest customer, Domtar, Inc., represented approximately 11% and 12% of the Company’s consolidated net sales for fiscal years 2008 and 2007, respectively. Domtar, Inc. is a customer of the Company’s Industrial Ingredients — North America business.

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

Employees

At August 31, 2008, Penford had 564 total employees. In North America, Penford had 363 employees, of which approximately 39% were members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2012. Penford Australia had 229 employees, of which 63% were members of trade unions in Australia and New Zealand. The union contracts for the Tamworth, Australia, and the New Zealand facilities have expiration dates of September 2010 and April 2009, respectively. The Lane Cove, Australia, union agreement expires in June 2010.

Sales and Distribution

Sales are generated using a combination of direct sales and distributor agreements. In many cases, Penford supports its sales efforts with technical and advisory assistance to customers. Penford generally ships its products upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Customers for industrial corn-based starch ingredients purchase products through fixed-price contracts or formula-priced contracts for periods covering three months to two years or on a spot basis. In fiscal 2008, approximately 48% of these sales were under fixed-price contracts, and the remaining 52% of the sales were under formula-priced contracts or sold on a spot basis.

Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail or truck to customer facilities in bulk, except in Australia and New Zealand where most dry product is packaged in 25kg bags.

Foreign Operations and Export Sales

Penford expanded its presence in foreign markets with its acquisition of Penford Australia in September 2000. Penford Australia is the primary producer of corn starch products in Australia and New Zealand. Penford Australia manufactures products used to enhance the quality and performance of packaged food products, generally through providing the texture and viscosity required by its customers for products such as sauces and gravies. Penford Australia’s starch products are also used in industrial applications including mining, paper, corrugating and building materials. The Company’s operations in Australia and New Zealand include three manufacturing facilities for processing specialty corn starches and wheat-related products. Competition is mainly from imported products, except in wheat flour based starches for which there is one other producer in Australia. Export sales from Penford’s businesses in the U.S. and Australia/New Zealand accounted for approximately 16%, 15% and 13% of total sales in fiscal 2008, 2007 and 2006, respectively. See Note 17 to the Consolidated Financial Statements in Item 8 for sales, depreciation and amortization, income and loss from operations, net capital expenditures and total assets by geographic segment, which information is incorporated by reference.

Available Information

Penford’s Internet address is www.penx.com. The Company makes available, free of charge, through its Internet site, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4 and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (“SEC”). The information found on Penford’s web site will not be considered to be part of this or any other report or other filing filed with or furnished to the SEC. The SEC also maintains an Internet site which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC. The SEC’s Internet address is www.sec.gov.

In addition, the Company makes available, through the Investor Relations section of its Internet site, the Company’s Code of Business Conduct and Ethics and the written charters of the Audit, Governance and Executive Compensation and Development Committees.

Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	52	President and Chief Executive Officer
Steven O. Cordier	52	Senior Vice President, Chief Financial Officer and Assistant Secretary
Russell A. Allwell	44	Managing Director, Australia/New Zealand Operations
Andrew S. Dratt	36	Vice President, Corporate Development
Timothy M. Kortemeyer	42	Vice President and President, Industrial Ingredients
Wallace H. Kunerth	60	Vice President and Chief Science Officer
Christopher L. Lawlor	58	Vice President — Human Resources, General Counsel and Secretary
John R. Randall	64	Vice President and President, Food Ingredients

Mr. Malkoski joined Penford Corporation as Chief Executive Officer and was appointed to the Board of Directors in January 2002. He was named President of Penford Corporation in January 2003. From 1997 to 2001, he served as President and Chief Executive Officer of Griffith Laboratories, North America, a formulator, manufacturer and marketer of ingredient systems to the food industry. Previously, he served in various senior management positions, including as Vice President/Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International, an international marketer and distributor of bananas and other fresh produce. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, progressing through major product category management responsibilities. Mr. Malkoski holds a Masters of Business Administration degree from the University of Michigan.

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

Mr. Dratt, 36, joined Penford in June 2008 as Vice President, Corporate Development. From October 2007 to June 2008, Mr. Dratt was the Director — Product Development for Sensient Flavors and Fragrances, a division of Sensient Technologies Corporation, a manufacturer of specialty chemicals and food products. From October 2006 to October 2007, Mr. Dratt was the Director — Global Marketing for Sensient Flavors and Fragrances. Mr. Dratt served as the Director — Beverage & Culinary Business Units from 2005 to October 2006 and the Director — Marketing and Business Development from May 2002 to 2005 for FONA International, a developer and manufacturer of flavors for the food and beverage industries.

Mr. Kortemeyer has served as Vice President of Penford Corporation since October 2005 and President, Industrial Ingredients since June 2006. He served as General Manager of Penford Products from August 2005 to June 2006. Mr. Kortemeyer joined Penford in 1999 and served as a Team Leader in the manufacturing operations of Penford Products until 2001. From 2001 until 2003, he was an Operations Manager and Quality Assurance Manager. From July 2003 to November 2004, Mr. Kortemeyer served as the business unit manager of the Company’s co-products business, and from November 2004 until August 2005, as the director of the Company’s specialty starches product lines, responsible for sales, marketing and business development.

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

Mr. Randall is Vice President of Penford Corporation and President, Food Ingredients. He joined Penford in February 2003 as Vice President and General Manager of Penford Food Ingredients and was promoted to President of the Food Ingredients division in June 2006. Prior to joining Penford, Mr. Randall was Vice President, Research & Development/Quality Assurance of Griffith Laboratories, USA, a specialty foods ingredients business, from 1998 to 2003. From 1993 to 1998, Mr. Randall served in various research and development positions with KFC Corporation, a quick-service restaurant business, most recently as Vice President, New Product Development. Prior to 1993, Mr. Randall served in research and development leadership positions at Romanoff International, Inc., a manufacturer and marketer of gourmet specialty food products, and at Kraft/General Foods.

Item 1A:	Risk Factors

Risks Related to Penford’s Business

The availability and cost of agricultural products Penford purchases are vulnerable to weather and other factors beyond its control. The Company’s ability to pass through cost increases for these products is limited by worldwide competition and other factors.

In fiscal 2008, approximately 36% of Penford’s manufacturing costs were the costs of corn, wheat flour and potato starch. Weather conditions, plantings, government programs and policies, and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. For example, in 2006 and 2007, growing regions in Australia experienced significant droughts, reducing crop yields and increasing acquisition costs for grain raw materials. Due to local and/or international competition, particularly in the Australia/New Zealand operations, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, wheat flour and potato starch due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 11% and 10%, respectively, of the cost of manufacturing the Company’s products in fiscal 2008. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the other business segments. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

In fiscal 2006, none of the Company’s customers constituted more than 10% of sales. However, the Company’s largest customer, Domtar, Inc., represented approximately 11% and 12% of the Company’s consolidated net sales for fiscal years 2008 and 2007, respectively, and sales to the top ten customers represented 44% of consolidated net sales in both 2008 and 2007. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

The Company is substantially dependent on its manufacturing facilities; any operational disruption could result in a reduction of the Company’s sales volumes and could cause it to incur substantial losses.

Penford’s revenues are and will continue to be derived from the sale of starch-based ingredients that the Company manufactures at its facilities. The Company’s operations may be subject to significant interruption if any of its facilities experiences a major accident or is damaged by severe weather or other natural disasters, as occurred as a result of the flood of the Cedar River at the Company’s Cedar Rapids, Iowa facility in fiscal 2008. In addition, the Company’s operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company’s insurance may not be adequate to fully cover the potential operational hazards described above or that it will be able to renew this insurance on commercially reasonable terms or at all.

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

Although the Company has fixed the interest rates on a significant portion of its outstanding debt through interest rate swaps as of August 31, 2008, approximately $34.3 million of its outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates which move in direct relation to the United States or Australian London InterBank Offered Rate (“LIBOR”), the Australian bank bill rate (“BBSY”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

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

In the ordinary course of business, the Company is subject to risks associated with changing foreign exchange rates. The value of the U.S. dollar against foreign currencies has been generally in decline in recent years. In fiscal year 2008, approximately 31% of the Company’s revenue was denominated in currencies other than the U.S. dollar. The Company’s revenues and profitability may be adversely affected by fluctuations in exchange rates between the U.S. dollar and other currencies.

Pension expense and the funding of pension obligations are affected by factors outside the Company’s control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

The future funding obligations for the Company’s two U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The pension plans hold a significant amount of equity and fixed income securities. When the values of these securities decline, pension expense can increase and materially affect the Company’s results. Decreases in interest rates that are not offset by contributions and asset returns could also increase the Company’s obligations under such plans. The Company is legally required to make contributions to the pension plans in the future, and those contributions could be material. The Company expects to contribute $1.8 million to its pension plans during fiscal 2009.

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

Approximately 31% of the Company’s revenues are derived from its operations in Australia and New Zealand. These foreign operations subject the Company to a number of risks associated with conducting business outside the United States, including the following:

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

The current capital and credit market conditions may adversely affect the Company’s access to capital, cost of capital and business operations.

Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, the Company’s future cost of debt and equity capital and its access to capital markets could be adversely affected. Any inability to obtain adequate financing from debt and equity sources could force the Company to self-fund strategic initiatives or even forgo some opportunities, potentially harming its financial position, results of operations and liquidity.

Economic conditions may impair the businesses of the Company’s customers and end user markets, which could adversely affect the Company’s business operations.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, the businesses of some of the Company’s customers may not be successful in generating sufficient revenues. Customers may choose to delay or postpone purchases from the Company until the economy and their businesses strengthen. In this connection, the Company’s Industrial Ingredients business is dependent upon end markets for paper and ethanol in North America. Paper markets have been under competitive pressure from imports and over-capacity and may be further stressed by an economic downturn. Ethanol markets have been under pressure from declining oil prices and increasing ethanol production capacity in the United States. Decisions by current or future customers to forego or defer purchases and/or customers’ inability to pay the Company for its products may adversely affect the Company’s earnings and cash flow.

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

As of August 31, 2008, approximately 39% of the Company’s 363 North American employees, and 63% of the 229 employees of Penford Australia, were members of trade unions. Although the Company’s relations with unions are stable, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In fiscal 2008, the stock price ranged from a low of $11.81 on July 10, 2008 to a high of $41.30 on October 11, 2007. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

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

The stock markets in general have experienced broad fluctuations that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. Accordingly, Penford’s common stock may trade at prices significantly below an investor’s cost and investors could lose all or part of their investment in the event that they choose to sell their shares.

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

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Penford’s facilities as of August 31, 2008 are as follows:

	Bldg. Area
	(Approx.	Land Area	Owned/
	Sq. Ft.)	(Acres)	Leased	Function of Facility

North America:
Centennial, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	29	Owned	Manufacture of corn starch products, administration offices and research laboratories
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	45,000	—	Owned	Manufacture of potato and tapioca starch Products
	9,600	4.9	Leased	Administrative office and warehouse
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch Products
Australia/New Zealand:
Lane Cove, New South Wales	75,700	7	Owned	Manufacture of corn starch products, administrative offices and research laboratories
Tamworth, New South Wales	94,600	6	Owned	Manufacture of wheat starch and gluten Products
		477	Owned	Effluent dispersion
Tamworth, New South Wales	—	425	Leased	Agricultural and effluent dispersion
		225	Leased	Agricultural use
Auckland, New Zealand	83,250	7	Owned	Manufacture of corn starch products
	—	3	Leased	Manufacture of corn starch products

Penford’s production facilities are strategically located near sources of raw materials. The Company believes that its facilities are maintained in good condition and that the capacities of its plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3:	Legal Proceedings

The Company is involved from time to time in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

Item 4:	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol “PENX.” On November 3, 2008, there were 470 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

Quarter Ended November 30	$40.67	$23.88	$16.97	$14.55
Quarter Ended February 28	$29.34	$20.91	$21.88	$16.23
Quarter Ended May 31	$24.00	$19.63	$21.25	$18.29
Quarter Ended August 31	$21.82	$11.81	$38.65	$18.20

Dividends

During each quarter of fiscal year 2008 and 2007, the Board of Directors declared a $0.06 per share cash dividend. On October 29, 2008, the Board of Directors declared a dividend of $0.06 per common share payable on December 5, 2008 to shareholders of record as of November 14, 2008. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is impacted by Penford’s earnings, financial condition, and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the payment of dividends in its planning for fiscal 2009.

Pursuant to its credit agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $8 million in any fiscal year or if there exists a Default or Event of Default as defined in the credit agreement. During fiscal years 2008 and 2007, the Company declared dividends on its common stock of totaling $2.6 million and $2.2 million, respectively.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2003 to August 31, 2008) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100 — $200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2003 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company’s performance as reflected in the graph is not indicative of the Company’s future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penford Corp., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 8/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending August 31.

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING AUGUST 31, 2008

	2003	2004	2005	2006	2007	2008
PENFORD CORPORATION	100.00	128.98	111.50	122.18	279.11	132.80
NASDAQ MARKET INDEX (U.S.)	100.00	103.10	120.73	125.87	149.70	135.02
NASDAQ MARKET CAP ($100-200M)	100.00	93.42	105.14	102.05	99.09	60.28

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

Item 6:	Selected Financial Data

	Year Ended August 31,
	2008		2007		2006(2)	2005		2004
	(Dollars in thousands, except share and per share data)

Operating Data:
Sales	$345,576		$362,364		$318,419	$296,763		$279,386
Cost of sales	$295,979		$298,203		$273,476	$263,542		$241,298
Gross margin percentage	14.4%		17.7%		14.1%	11.2%		13.6%
Net income (loss)(3)	$(12,700	)(1)	$13,517	(1)	$4,228	$2,574	(4)	$3,702	(5)
Diluted earnings per share	$(1.20)		$1.46		$0.47	$0.29		$0.42
Dividends per share	$0.24		$0.24		$0.24	$0.24		$0.24
Average common shares and equivalents — assuming dilution	10,565,432		9,283,125		9,004,190	8,946,195		8,868,050
Balance Sheet Data (as of August 31):
Total assets	$310,381		$288,388		$250,668	$249,917		$252,191
Capital expenditures	40,709		34,734		14,905	9,413		15,454
Long-term debt	59,860		63,403		53,171	62,107		75,551
Total debt	68,565		74,677		67,007	66,129		80,326
Shareholders’ equity	160,362		125,676		107,452	100,026		95,719

(1)	Includes pre-tax charges of $1.4 million and $2.4 million in fiscal years 2008 and 2007, respectively, related to the settlement of litigation. See Note 19 to the Consolidated Financial Statements.

(2)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective at the beginning of fiscal 2006. As a result, the results of operations for fiscal years 2008, 2007 and 2006 include incremental stock-based compensation cost in excess of what would have been recorded had the Company continued to account for stock-based compensation using the intrinsic value method.

(3)	In the fourth quarter of fiscal 2008, the Company’s Cedar Rapids, Iowa manufacturing facility suffered severe flooding which suspended production for most of the fourth quarter. Pre-tax costs of the flooding recorded in the fourth quarter, net of insurance recoveries, was $27.6 million. See Note 2 to the Consolidated Financial Statements. In the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, Penford experienced a union strike at its Cedar Rapids facility. As a result, net income for fiscal 2004 and fiscal 2005 reflects incremental expenses due to the strike.

(4)	Includes a pre-tax gain of $1.2 million related to the sale of land in Australia, a $0.7 million pre-tax gain related to the sale of an investment and a $1.1 million pre-tax write off of unamortized deferred loan costs. Includes a tax benefit of $2.5 million related to 2001 through 2004 that the Company recognized in 2005 when the Company determined that it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained.

(5)	Includes pre-tax charges of $1.3 million related to the restructuring of business operations and $0.7 million related to a pre-tax non-operating expense for the write off of unamortized deferred loan costs.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users, served by operations in the United States. The third segment is comprised of the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business. See Item 1 and Note 17 to the Consolidated Financial Statements for additional information regarding the Company’s business segment operations.

In May 2008, the Company’s Industrial Ingredients — North America segment began commercial production and sales of ethanol from its facility in Cedar Rapids, Iowa. This ethanol plant gives the Company the ability to select from multiple output choices to capitalize on changing industry conditions and selling opportunities. This increased flexibility will allow the Company to direct production towards the most attractive mix of strategic and financial opportunities.

Under the terms of the Company’s revolving credit facility, which expires on December 31, 2011, the Company may borrow up to $60 million. At August 31, 2008, the Company had $45.7 million of unused loan commitments from its lenders under its existing revolving credit facility to fund flood restoration costs as discussed below and to fund other corporate cash flow requirements.

Impact of Cedar River Flooding

On June 12, 2008, the Company’s Industrial Ingredients — North America plant in Cedar Rapids, Iowa was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company resumed production of certain Liquid Natural Additive products in mid-July using its pilot plant facility, which was not heavily damaged by the flood. By the end of August 2008, the Company had begun manufacturing industrial starch in Cedar Rapids. During September 2008, the Company resumed the commercial production and sale of ethanol, and expects that its ethanol assets will be in a position to achieve full design production capability of 45 million gallons per year by the end of calendar year 2008. By the beginning of October 2008, the Company had substantially completed the restoration of the Cedar Rapids plant and the facility’s current processing rate had reached pre-flood levels. The Company has begun to resupply its industrial starch customers under existing contracts. The systematic recovery and transition to resupply substantially all of the customers’ contracted requirements are expected to be completed by the end of the calendar year.

The Company’s potato starch operations of its Food Ingredients — North America segment were not affected by the flood in Cedar Rapids. Food corn starches were supplied from other Company locations. Dextrose manufacturing, which occurred in Cedar Rapids, was suspended at the time of the flooding and production was restarted in September 2008.

During the fourth quarter of fiscal 2008, the Company recorded costs of flood restoration of $27.6 million, net of insurance recoveries of $10.5 million. See Note 2 to the Consolidated Financial Statements for details of the restoration costs.

The Company continues to assess damages caused by the flood and estimates are subject to assumptions regarding the costs and timing to replace or refurbish equipment and processes. The Company estimates that direct costs of the flood will total $45 million to $47 million, which include ongoing expenses during the time the plant is shut down, but do not include lost profits.

The Company maintains property damage and business interruption insurance coverage applicable to the Cedar Rapids plant. The Company intends to claim for all covered losses, including $15 million in business interruption losses identified through August 31, 2008. The actual amount ultimately recovered from insurers may be materially more or less than the Company’s estimate of total losses, and, as a result, the Company does not provide assurance as to the amount or timing of the ultimate recoveries under its policies.

Of the total estimated recoveries discussed above, the Company has received $10.5 million of insurance recoveries related to its property damage insurance policies. The Company received $8.0 million subsequent to August 31, 2008 which has been recorded as a receivable at that date. These recoveries have been recorded as an offset in the financial statements to the losses caused by the flooding. Insurance proceeds are recognized in the financial statements when realization of the recoveries is deemed probable.

The effect of the flood on the financial results of the Company on a quarter-to-quarter basis in fiscal 2009 will depend on the timing and amount of the remaining expenditures and insurance recoveries. The actual amounts of expenditures and insurance recoveries may vary from the above estimates, and, as a result, the Company does not provide assurance as to the amount or timing of the total expenditures or ultimate recoveries under its insurance policies.

Operations

Consolidated fiscal 2008 sales decreased 4.6% to $345.6 million from $362.4 million in fiscal 2007 on volume declines, primarily in the Industrial Ingredients — North America business due to the fourth quarter production suspension discussed above and in the Australian/New Zealand operations due to a strategic decision to migrate product offerings to those with higher returns. The volume decline impact on revenue of $58.3 million was partially offset by improvements in unit pricing and product mix worldwide of $30.7 million, and $11.5 million resulting from stronger average foreign currency exchange rates in fiscal 2008. Gross margin as a percent of sales declined 330 basis points from 17.7% in fiscal 2007 to 14.4% in fiscal 2008. The margin reduction reflects reduced volumes, including the production disruption arising from the Cedar Rapids flood, increased manufacturing input costs, manufacturing variances arising from processing imported raw material into Australia, and start-up expenses related to the commencement of ethanol production in May 2008.

Consolidated operating income of $23.6 million in fiscal 2007 declined to an operating loss of $20.9 million in fiscal 2008. Consolidated operating expenses increased 3% from last year, primarily due to stronger average foreign currency exchange rates of $0.7 million. Research and development expenses increased $1.1 million due to increased headcount and new product trial expenses totaling $0.8 million and stronger currency exchange rates of $0.3 million. In connection with reconfiguring their operations, the Company’s Australian and New Zealand businesses implemented workforce reductions during fiscal 2008 and $1.4 million in employee severance costs and related benefits were charged to operating income. In fiscal years 2008 and 2007, the Company recorded litigation settlement costs of $1.4 million and $2.4 million, respectively. See Note 19 to the Consolidated Financial Statements.

Interest expense of $4.1 million in fiscal 2008 was $1.6 million less than in fiscal 2007 due to a decline in U.S. interest rates from a year ago and lower average debt balances, excluding interest costs which were capitalized on debt related to the construction of the ethanol facility. Interest costs of $1.1 million and $0.4 million were capitalized in fiscal years 2008 and 2007, respectively, related to construction of the ethanol facility.

The effective tax rate for fiscal 2008 was 35%. In fiscal 2008, the effect of lower foreign statutory tax rates was offset by permanent differences between book and tax accounting. These differences, consisting primarily of research and development tax incentives in Australia and nontaxable foreign income, increased the taxable loss for fiscal 2008 and increased the computed effective tax rate. See Note 14 to the Consolidated Financial Statements.

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

Effective September 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for the uncertainty in income taxes recognized by prescribing a recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim period accounting and disclosure. The impact of adopting FIN 48 is discussed in Note 14 to the Condensed Consolidated Financial Statements.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Industrial Ingredients — North America

	Year Ended August 31,
	2008	2007
	(Dollars in thousands)

Sales	$173,320	$194,957
Cost of sales	$147,072	$159,851
Gross margin	15.1%	18.0%
Income (loss) from operations	$(16,541)	$19,251

Industrial Ingredients’ fiscal 2008 sales of $173.3 million decreased $21.6 million, or 11%, from fiscal 2007. Annual sales volume declined 18%, caused by the severe flooding in Cedar Rapids, Iowa, which shut down production for most of the fourth quarter. Limited production of specialty starch products continued after the flooding on June 12, 2008. Sales for the fourth quarter were $14.2 million. Annual sales decreased by $34.4 million due to reduced volumes, partially offset by $12.8 million in improvements in average unit selling prices and product mix.

Gross margin declined $8.9 million, or 25%, from fiscal 2007 to $26.2 million, and, as a percentage of sales, decreased to 15.1% in fiscal 2008 compared to 18.0% in fiscal 2007. The impact of improved unit pricing and product mix of $8.1 million was more than offset by higher chemical and corn procurement costs of $3.7 million and the effect of lower volumes due to the flooding of $9.5 million. Also reducing gross margin were higher repair and maintenance expenses, lower utility yields and production inefficiencies caused by severe weather in the Midwest in the first half of the fiscal year and the flooding in the fourth quarter, and the start-up costs of ethanol production totaling $3.8 million.

Loss from operations for fiscal 2008 includes $27.6 million of flood remediation costs incurred in the fourth quarter, net of $10.5 million of insurance recoveries, as discussed above. See Note 2 to the Consolidated Financial Statements for a discussion of the costs recorded in fiscal 2008. Included in operating results for fiscal years 2008 and 2007 are expenses of $1.4 million and $2.4 million related to the settlement of a lawsuit. See Note 19 to the Consolidated Financial Statements. Operating expenses and research and development expenses increased $0.4 million.

Food Ingredients — North America

	Year Ended August 31,
	2008	2007
	(Dollars in thousands)

Sales	$66,261	$62,987
Cost of sales	$47,921	$44,036
Gross margin	27.7%	30.1%
Income from operations	$10,178	$10,684

Sales at the Food Ingredients — North America business of $66.3 million rose $3.2 million, or 5.2%, over fiscal 2007, driven by an 8.6% increase in average unit sales prices. Annual volumes declined 3% from 2007. Sales of non-coating applications grew 10% and pricing for these products expanded 11%, with sales to the bakery, dairy/cheese, sauces and gravies, and pet chew end markets experiencing double-digit growth in fiscal 2008.

Income from operations declined from $10.7 million in fiscal 2007 to $10.2 million in fiscal 2008. Gross margin decreased by $0.6 million from fiscal 2007 to $18.3 million. Improvements in pricing and product mix were more than offset by higher raw material costs and a decline in volumes. Operating expenses declined by $0.1 million due to a reduction in employee costs.

Australia/New Zealand Operations

	Year Ended August 31,
	2008	2007
	(Dollars in thousands)

Sales	$107,532	$105,244
Cost of sales	$102,523	$95,141
Gross margin	4.7%	9.6%
Income (loss) from operations	$(4,556)	$3,269

The Australian business reported a 2.2% increase in sales in fiscal 2008 over fiscal 2007. Volumes declined 21% from last year’s levels, reflecting a planned shift to product offerings with higher long-term return opportunities. Improvements in average unit selling prices of 29% contributed $12.7 million to revenue gains and stronger average foreign currency exchange rates increased revenues by $11.5 million. Sales in local currencies declined 10%.

Gross margin declined to 4.7% of sales in fiscal 2008 from 9.6% in fiscal 2007 on lower volumes and higher manufacturing costs. Manufacturing costs increased due to higher procurement and processing charges on grain that was imported to supplement local grain supplies. Increased raw material grain and chemical costs were offset by higher selling prices.

Operating expenses increased $0.8 million in fiscal 2008 compared with the prior year primarily due to the strengthening of the Australian and New Zealand dollar exchange rates which added $0.7 million to expenses. The remainder of the increase was due to higher employee costs. Similarly, research and development expenses increased $0.6 million, of which half was due to foreign currency exchange rates and the remainder due to increased headcount, patent and consultant costs.

The segment’s operating loss for fiscal 2008 included $1.4 million of employee severance costs and related benefits that were paid in connection with workforce reductions implemented during the reconfiguring of the Australian and New Zealand businesses. These costs are classified as “Restructure Costs” in the Consolidated Statements of Operations.

Corporate Operating Expenses

Corporate operating expenses increased to $10.0 million in fiscal 2008 from $9.6 million in fiscal 2007, primarily due to increases in employee costs and the costs of benefits and insurance.

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

Total operating expenses for fiscal 2007 were comparable to fiscal 2006, but declined to 4.9% of sales from 5.6% in fiscal 2006. Research and development expenses increased by $0.2 million and, as a percent of sales, were comparable to fiscal 2006 at 1.6%. Increases in these expenses were due to enhancements to the segment’s commercial and research capabilities. Operating expenses in fiscal 2006 included $0.9 million of employee severance costs.

Corporate Operating Expenses

Corporate operating expenses increased to $9.6 million in fiscal 2007 from $9.4 million in fiscal 2006. Employee related costs increased by $0.6 million partially offset by declines in legal and professional fees.

Non-Operating Income (Expense)

Other non-operating income consists of the following:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Royalty and licensing income	$1,874	$1,902	$1,827
Gain (loss) on foreign currency transactions	(217)	3	(46)
Gain on sale of New Zealand land	701	—	—
Gain on cash flow hedges	2,890	—	—
Other	186	(260)	115

	$5,434	$1,645	$1,896

In fiscal 2008, the Company sold a parcel of land in Auckland, New Zealand to a third-party purchaser and recognized a gain of approximately $0.7 million.

In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio for applications in human nutrition. Under the terms of the licensing agreement, the Company received royalties during the years noted above.

As discussed in Note 2, in June 2008, the flooding of the Cedar Rapids manufacturing facility shut down production for most of the quarter. The Company had derivative instruments designated as cash flow hedges to reduce the price volatility of corn and natural gas used in the production of starch. Due to the June 12, 2008 flood event, derivative positions held as of that date that were forecasted to hedge exposures during the period the Cedar Rapids plant was shut down were no longer deemed to be effective cash flow hedges. The $2.9 million gain, representing ineffectiveness on these instruments, was reclassified from other comprehensive income and recognized as a component of non-operating income.

Interest expense

Interest expense was $4.1 million, $5.7 million and $5.9 million in fiscal years 2008, 2007 and 2006, respectively. Interest expense for fiscal 2008 declined $1.6 million from fiscal 2007 due to a decline in U.S. interest rates from a year ago and lower average debt balances, excluding interest costs which were capitalized on debt related to the construction of the ethanol facility. Interest costs related to construction of the ethanol manufacturing plant were capitalized until May 2008, when the facility began commercial production. Approximately $44.2 million of debt outstanding at August 31, 2008 was attributable to the construction of the ethanol production plant. Interest costs of $1.1 million and $0.4 million were capitalized in fiscal years 2008 and 2007, respectively, related to construction of the ethanol facility.

As of August 31, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, was subject to variable interest rates. As of August 31, 2008, under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $28.0 million at 4.18% and $5.0 million at 5.08%, plus the applicable margin under the Company’s credit facility.

Income taxes

The effective tax rates for fiscal years 2008, 2007 and 2006 were 35%, 31% and 20%, respectively. In fiscal 2008, the effect of lower foreign statutory tax rates was offset by permanent differences between book and tax accounting. These differences, consisting primarily of research and development tax incentives in Australia and nontaxable foreign income, increased the taxable loss for fiscal 2008 and increased the computed effective tax rate. See Note 14 to the Consolidated Financial Statements.

The effective tax rate for fiscal 2007 varied from the U.S. federal statutory rate of 35% primarily due to Australian and U.S. tax incentives related to research and development, the favorable tax effect of domestic (U.S.)

production activities, and the effect of a tax settlement. The tax benefits previously available to the Company related to the extraterritorial income exclusion expired in December 2006. In May 2007, the Company settled the outstanding Internal Revenue Service (“IRS”) audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. Under the settlement, the Company received a cash refund of $0.3 million. In addition, in connection with the settlement of these audits, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.

The effective tax rate for fiscal 2006 is lower than the statutory tax rate due to the tax benefits of the extraterritorial income exclusion (“EIE”) deduction, lower tax rates on foreign earnings and research and development tax credits.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires in 2011. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2009. In addition, in fiscal 2009, the Company expects to receive insurance proceeds for property damage and business interruption in excess of $20 million to fund flood restoration costs.

Operating Activities

At August 31, 2008, Penford had working capital of $37.4 million, and $66.7 million outstanding under its credit facility. Cash flow from operations was $8.5 million, $22.5 million and $11.4 million in fiscal years 2008, 2007 and 2006, respectively. The decline in cash flow in fiscal 2008 compared to fiscal 2007 is primarily related to the fourth quarter operating loss due to the temporary shut down of the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business, due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. In addition, the fluctuations in working capital balances in fiscal 2008 compared to fiscal 2007 are primarily related to the interruption in operations due to the flooding and additional payables at year end related to the flood discussed above. The increase in cash flow in fiscal 2007 compared to fiscal 2006 was due to the growth in earnings in fiscal 2007.

Investing Activities

Capital expenditures were $40.7 million, $34.7 million and $14.9 million in fiscal years 2008, 2007 and 2006, respectively. Capital expenditures in fiscal years 2008, 2007 and 2006 include $26.9 million, $19.3 million and $0.7 million, respectively, for the ethanol production facility. Penford expects capital expenditures to be approximately $20 million in fiscal 2009.

Financing Activities

On October 5, 2006, Penford entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association (now Bank of America); Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.

The 2007 Agreement refinanced the Company’s previous $105 million secured term and revolving credit facilities. Under the 2007 Agreement, the Company can borrow $40 million in term loans and $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the 2007 Agreement provided the Company with $45 million in capital expansion funds which were used by the Company to finance the construction of its planned ethanol production facility in Cedar Rapids, Iowa.

The final maturity date for the term and revolving loans under the 2007 Agreement is December 31, 2011. Beginning on December 31, 2006, the Company was required to begin repaying the term loans in twenty equal quarterly installments of $1 million, with the remaining amount due at final maturity. The final maturity date for the capital expansion loans is December 31, 2012. Beginning on December 31, 2008, the Company must repay the capital expansion loans in equal quarterly installments of $1.25 million through September 30, 2009 and

$2.5 million thereafter, with the remaining amount due at final maturity. Interest rates under the 2007 Agreement are based on either LIBOR in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

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

Due to the expected impact of the flood on results of operations during its fourth quarter of fiscal 2008, described in Note 2 to the Consolidated Financial Statements, the Company sought and obtained an amendment to the 2007 Agreement with the banks identified above. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Fixed Charge Coverage Ratio was reduced to 1.25 through November 30, 2008.

The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets and a majority of the shares of Penford Holdings Pty. Ltd. (Australia). The Company was in compliance with the covenants in the 2007 Agreement, as amended, as of August 31, 2008. Subject to the Company’s timely receipt of expected insurance proceeds for the recovery of its Cedar Rapids flood losses and the performance of its businesses, the Company expects to be in compliance during fiscal 2009. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of August 31, 2008 was $45.7 million under the revolving credit facility.

The Company’s short-term borrowings consist of an Australian grain inventory financing facility. In fiscal 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of U.S. $34.5 million at the exchange rate at August 31, 2008. This facility, which was renewed as of March 2008, expires on March 15, 2009 and carries an effective interest rate equal to BBSY plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $0.7 million at August 31, 2008.

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

Dividends

In fiscal 2008, Penford paid dividends on its common stock totaling $2.4 million at a quarterly rate of $0.06 per share. On October 29, 2008, the Board of Directors declared a dividend of $0.06 per common share payable on December 5, 2008 to shareholders of record as of November 14, 2008. On a periodic basis, the Board of Directors reviews the Company’s dividend policy which is affected by the Company’s earnings, financial condition and cash and capital requirements. Future dividend payments are at the discretion of the Board of Directors. Penford has included the continuation of quarterly dividends in its planning for fiscal 2009.

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

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2008, the allowance for doubtful accounts receivable was $0.7 million.

Hedging Activities

Penford uses derivative instruments, primarily exchange traded futures contracts, to reduce exposure to price fluctuations of commodities used in the manufacturing processes in the United States. The Company relies upon exchange settlement to address the default risk exposure. Penford has elected to designate these activities as hedges. This election allows the Company to defer gains and losses on those derivative instruments until the underlying commodity is used in the production process. To reduce exposure to variable short-term interest rates, Penford uses interest rate swap agreements. Penford uses over-the-counter interest rate swap agreements with large commercial banks as counterparties. The Company is unaware of any events or circumstances that would prevent these banks from fulfilling their obligations.

The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. Penford had deferred losses, net of tax, of $(1.3) million and $(0.6) million at August 31, 2008 and 2007, respectively, which are reflected in accumulated other comprehensive income in both years. See Notes 1 and 3 to the Consolidated Financial Statements. During the fourth quarter of fiscal 2008, the Company recognized a pre-tax gain of $2.9 million representing the ineffectiveness on cash flow hedge transactions related to the purchase of corn and natural gas. Derivative positions held that were forecasted to hedge commodity exposures during the time the Cedar Rapids manufacturing facility was shut down were no longer deemed to be effective. See Notes 1, 3 and 13 to the Consolidated Financial Statements.

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

Valuation of Goodwill

Penford is required to assess, on an annual basis, whether the value of goodwill reported on the balance sheet has been impaired, or more often if conditions exist that indicate that there might be impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company’s estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted. See Note 5 to the Consolidated Financial Statements. Subsequent to August 31, 2008, the Company’s share price has periodically traded below book value per share. During fiscal 2008, the Company’s Australia/New Zealand business reported lower quarterly margins and operating income than previous years. The excess of the fair value of the equity of the Australia/New Zealand reporting unit over its carrying value at June 1, 2008 declined from the prior year. The Company continues to monitor and evaluate the financial performance of the Australia/New Zealand business as well as the impact from recent economic events to assess the potential for the fair value of the reporting unit to decline below its book value.

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

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, the Company established an accrual, when, despite management’s belief that the Company’s tax return positions are supportable, management believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted. Beginning in fiscal 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which changed the accounting for uncertain tax positions. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 14 to the Consolidated Financial Statements.

The liability for unrecognized tax benefits contains uncertainties because the Company is required to make assumptions and to apply judgment to estimate the exposures associated with the various tax filing positions. Management believes that the judgments and estimates it uses in evaluating its tax filing positions are reasonable; however, actual results could differ, and the Company may be exposed to significant gains and losses and the Company’s effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation

Beginning September 1, 2005, the Company recognizes stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life. See Note 10 to the Consolidated Financial Statements.

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

Contractual Obligations

As more fully described in Notes 6 and 9 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2008 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2008 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2008 (in thousands):

	2009	2010-2011	2012-2013	2014 & After	Total

Long-term debt and capital lease obligations	$8,029	$24,606	$35,254	$—	$67,889
Short-term borrowings	676	—	—	—	676
Postretirement medical(1)	670	1,523	1,766	5,248	9,207
Operating lease obligations, net	6,128	7,921	3,994	2,726	20,769
Purchase obligations	100,310	4,583	434	—	105,327

	$115,813	$38,633	$41,448	$7,974	$203,868

(1)	Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2018 based on actuarial assumptions.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2006 (5.50%), 2007 (6.15%) and 2008 (6.51%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.1 million and other postretirement benefit expense by $0.01 million. During fiscal 2008, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2008, as well as net periodic expense for fiscal 2009, to 6.92%.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2008. A 50 basis point decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on plan assets at August 31, 2008. The expected return on plan assets used in calculating fiscal 2009 pension expense is 8%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2008, unrecognized losses from all sources are $5.7 million for the pension plans and no unrecognized losses for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.2 million in fiscal 2009. Amortization of unrecognized net losses is not expected to affect the net postretirement health care expense in fiscal 2009.

Penford recognized pension expense of $1.6 million, $1.7 million and $2.4 million in fiscal years 2008, 2007 and 2006, respectively. Penford expects pension expense to be approximately $2.0 million in fiscal 2009. The Company contributed $1.5 million, $1.0 million and $3.3 million to the pension plans in fiscal years 2008, 2007 and 2006, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $1.9 million during fiscal 2009. Because of the recent decline in general economic and capital market conditions, the Company expects that pension plan funding contributions will increase over the medium and long term. The Company estimates that the minimum pension plan funding contribution for its 2009 plan year (calendar year 2009) will be $3.5 million with $1.1 million to be paid in fiscal 2009, $1.1 million to be paid in fiscal 2010 and $1.3 million to be paid in September 2010 (fiscal 2011).

The Company recognized benefit expense for its postretirement health care plan of $1.0 million, $1.0 million and $1.2 million in fiscal years 2008, 2007 and 2006, respectively. Penford expects to recognize approximately $1.0 million in postretirement health care benefit expense in fiscal 2009. The Company contributed $0.5 million, $0.6 million, and $0.7 million in fiscal years 2008, 2007 and 2006 to the postretirement health care plans and estimates that it will contribute $0.7 million in fiscal 2009.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will affect future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which provided a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For those items within the scope of FSP 157-2, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010). While the Company is continuing to evaluate the application of SFAS 157, as amended, the Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 allows companies the option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. While the Company is continuing to evaluate the application of SFAS 159, the Company does not believe the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010). The Company is currently evaluating the disclosure requirements of this standard.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates, which are generally set for one or three months. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $28.0 million at 4.18% and $5.0 million at 5.08%, plus the applicable margin under the Company’s credit facility. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2008 is approximately $0.3 million.

Foreign Currency Exchange Rates

The Company has U.S.-Australian and Australian-New Zealand dollar currency exchange rate risks due to revenues and costs denominated in Australian and New Zealand dollars with the Company’s foreign operation, Penford Australia. Currently, cash generated by Penford Australia’s operations is used for capital investment in Australia and payment of debt denominated in Australian dollars. At August 31, 2008, approximately 5% of total debt was denominated in Australian dollars.

The Company has not maintained any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company’s review, may result in the incorporation of derivative instruments in the Company’s hedging strategy. The currency exchange rate risk between Penford’s Australian and New Zealand operations is not significant. For the year ended August 31, 2008, a 10% change in the foreign currency exchange rates compared with the U.S. dollar would have affected fiscal 2008 reported net loss by approximately $0.3 million.

From time to time, Penford enters into foreign exchange forward contracts to manage exposure to receivables and payables denominated in currencies different from the functional currencies of the selling entities. As of August 31, 2008 and 2007, Penford did not have any foreign exchange forward contracts outstanding. At August 31, 2008, the Company had U.S. dollar denominated trade receivables of $1.4 million at Penford Australia.

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

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2008 and 2007, the fair value of the Company’s net corn position was approximately $1.8 million and $1.0 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2008 and 2007 is approximately $180,000 and $104,000, respectively.

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

Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2008 and 2007, the fair value of the natural gas exchange-traded futures and options contracts was a loss of approximately $1.2 million and a loss of approximately $1.9 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2008 and 2007 is estimated at $123,000 and $188,000, respectively.

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash	$534	$—
Trade accounts receivable, net	28,752	54,333
Inventories	50,200	39,537
Prepaid expenses	4,370	5,025
Insurance recovery receivable	8,000	—
Other	3,881	6,384

Total current assets	95,737	105,279
Property, plant and equipment, net	169,932	146,663
Restricted cash value of life insurance	10,465	10,366
Deferred tax asset	6,293	297
Other assets	1,151	1,428
Other intangible assets, net	760	878
Goodwill, net	26,043	23,477

Total assets	$310,381	$288,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$1,301	$5,468
Current portion of long-term debt and capital lease obligations	8,029	4,056
Short-term borrowings	676	7,218
Accounts payable	46,475	32,410
Accrued liabilities	1,841	17,094

Total current liabilities	58,322	66,246
Long-term debt and capital lease obligations	59,860	63,403
Other postretirement benefits	12,862	12,814
Deferred income taxes	—	3,140
Other liabilities	18,975	17,109

Total liabilities	150,019	162,712
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 13,127,369 shares in 2008 and 11,098,739 shares in 2007, including treasury shares	13,127	11,099
Additional paid-in capital	91,443	43,902
Retained earnings	74,092	89,486
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income	14,457	13,946

Total shareholders’ equity	160,362	125,676

Total liabilities and shareholders’ equity	$310,381	$288,388

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands, except
	share and per share data)

Sales	$345,576	$362,364	$318,419
Cost of sales	295,979	298,203	273,476

Gross margin	49,597	64,161	44,943
Operating expenses	32,262	31,391	29,477
Research and development expenses	7,933	6,812	6,198
Flood related costs, net	27,555	—	—
Restructure costs	1,356	—	—
Other costs	1,411	2,400	—

Income (loss) from operations	(20,920)	23,558	9,268
Interest expense	4,083	5,711	5,902
Other non-operating income, net	5,434	1,645	1,896

Income (loss) before income taxes	(19,569)	19,492	5,262
Income tax expense (benefit)	(6,869)	5,975	1,034

Net income (loss)	$(12,700)	$13,517	$4,228

Weighted average common shares and equivalents outstanding, assuming dilution	10,565,432	9,283,125	9,004,190

Earnings (loss) per common share:
Basic	$(1.20)	$1.50	$0.48

Diluted	$(1.20)	$1.46	$0.47

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Net income (loss)	$(12,700)	$13,517	$4,228

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $1,999, $1,619 and $(271)	(3,261)	(2,641)	492
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $1,574, $950 and $(152)	2,568	1,550	(294)
Foreign currency translation adjustments	2,041	4,690	536
(Increase) decrease in post retirement liabilities, net of applicable income tax benefit (expense) of $513, $(864) and $(1,530)	(837)	1,409	2,842

Other comprehensive income	511	5,008	3,576

Total comprehensive income	$(12,189)	$18,525	$7,804

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Operating activities:
Net income (loss)	$(12,700)	$13,517	$4,228
Adjustments to reconcile net income (loss) to net cash from operations:
Depreciation and amortization	17,167	15,696	15,583
Stock-based compensation	2,289	1,092	1,150
Loss (gain) on sale and disposal of assets	3,676	325	(85)
Gain on sale of land	(709)	(60)	(78)
Deferred income tax benefit	(6,084)	(1,771)	(293)
Loss (gain) on derivative transactions	661	(946)	40
Foreign currency transaction loss (gain)	(699)	(3)	46
Excess tax benefit from stock-based compensation	(86)	(1,001)	(102)
Other	—	98	(8)
Change in operating assets and liabilities:
Trade receivables	26,140	(8,537)	(4,836)
Inventories	(10,239)	(3,136)	(692)
Prepaid expenses	733	(339)	449
Accounts payable and accrued liabilities	8,925	3,148	(4,944)
Taxes payable	(10,858)	3,334	(215)
Insurance recovery receivable	(8,000)	—	—
Other	(1,695)	1,112	1,142

Net cash flow from operating activities	8,521	22,529	11,385

Investing activities:
Acquisitions of property, plant and equipment, net	(40,709)	(34,734)	(14,905)
Proceeds from sale of land	947	—	612
Other	(66)	(44)	(80)

Net cash used by investing activities	(39,828)	(34,778)	(14,373)

Financing activities:
Proceeds from short-term borrowings	9,334	4,625	13,916
Payments on short-term borrowings	(16,498)	(7,548)	(4,744)
Proceeds from revolving line of credit	67,529	54,454	22,920
Payments on revolving line of credit	(41,052)	(45,255)	(27,907)
Proceeds from long-term debt	—	4,200	—
Payments on long-term debt	(27,625)	(4,249)	(3,980)
Exercise of stock options	350	2,572	508
Payment of loan fees	(63)	(836)	(224)
Excess tax benefit from stock-based compensation	86	1,001	102
Increase (decrease) in cash overdraft	(4,167)	4,507	184
Payment of dividends	(2,449)	(2,163)	(2,132)
Net proceeds from issuance of common stock	46,844	—	—
Other	(52)	(59)	(32)

Net cash from (used by) financing activities	32,237	11,249	(1,389)

Effect of exchange rate changes on cash and cash equivalents	(396)	61	(51)

Increase (decrease) in cash and cash equivalents	534	(939)	(4,428)
Cash and cash equivalents, beginning of year	—	939	5,367

Cash and cash equivalents, end of year	$534	$—	$939

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,601	$5,645	$5,240
Income taxes, net	$11,413	$5,257	$1,342
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$1,150	$72	$102

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Common stock
Balance, beginning of year	$11,099	$10,909	$10,849
Exercise of stock options	28	190	51
Issuance of restricted stock, net	—	—	9
Issuance of common stock	2,000	—	—

Balance, end of year	13,127	11,099	10,909

Additional paid-in capital
Balance, beginning of year	43,902	39,427	37,728
Exercise of stock options	322	2,382	457
Tax benefit of stock option exercises	86	1,001	101
Stock based compensation	2,289	1,092	1,150
Issuance of restricted stock, net	—	—	(9)
Issuance of common stock	44,844	—	—

Balance, end of year	91,443	43,902	39,427

Retained earnings
Balance, beginning of year	89,486	78,131	76,040
Cumulative effect of a change in accounting principle	(118)	—	—

	89,368	78,131	76,040
Net income (loss)	(12,700)	13,517	4,228
Dividends declared	(2,576)	(2,162)	(2,137)

Balance, end of year	74,092	89,486	78,131

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	13,946	11,742	8,166
Change in fair value of derivatives, net of tax	(3,261)	(2,641)	492
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	2,568	1,550	(294)
Foreign currency translation adjustments	2,041	4,690	536
(Increase) decrease in postretirement liabilities, net of tax	(837)	1,409	2,842
Adoption of SFAS No. 158 recognition provision, net of tax	—	(2,804)	—

Balance, end of year	14,457	13,946	11,742

Total shareholders’ equity	$160,362	$125,676	$107,452

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 —	Summary of Significant Accounting Policies

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

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2008, 2007 and 2006 is as follows (dollars in thousands):

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2008	$755	$(77)	$20	$658
2007	$851	$379	$475	$755
2006	$401	$359	$(91)	$851

Notes to Consolidated Financial Statements — (Continued)

In fiscal 2006, the increase in the allowance for doubtful accounts reflects an additional reserve of approximately $0.5 million for a bankrupt customer in the industrial ingredients segment.

In fiscal 2007, approximately $0.5 million was written off from allowance for doubtful accounts related to an uncollectible receivable of bankrupt customer in the industrial ingredients segment.

Approximately half of the Company’s sales in fiscal 2008, 2007 and 2006 were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills.

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

Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2008, the weighted average remaining amortization period for patents is six years. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation, which includes depreciation of assets under capital leases, of $16.5 million, $15.4 million and $15.5 million was recorded in fiscal years 2008, 2007 and 2006, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. In fiscal 2008 and 2007, the Company capitalized $1.1 million and $0.4 million, respectively, in interest costs related to the ethanol facility construction. No interest was capitalized in fiscal 2006.

Income Taxes

The provision for income taxes includes federal, state, and foreign taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences. Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries or from foreign exchange translation gains or losses on permanent advances to foreign subsidiaries, as these amounts are deemed to be permanently reinvested.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped, and title transfers to the customer. Costs associated with shipping and handling are included in cost of sales.

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. Research and development costs expensed were $7.9 million, $6.8 million and $6.2 million in fiscal 2008, 2007 and 2006, respectively. Patent costs of $54,000, $48,000 and $134,000 were capitalized in fiscal years 2008, 2007 and 2006, respectively.

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Statement of Operations amounts are translated at average exchange rates prevailing during the year. For fiscal year 2008, the net foreign currency transaction loss recognized in earnings was $0.2 million and for fiscal years 2007 and 2006, the net foreign currency transaction gain (loss) was not material.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are marked-to-market and any resulting unrealized gains and losses, representing the fair value of the derivative instruments, are recorded in other current assets or accounts payable in the consolidated balance sheets. The fair value of derivative instruments included in other current assets at August 31, 2008 was $0.9 million. At August 31, 2008 and 2007, the Company had natural gas purchase commitments of 780,017 mmbtu (millions of btu) and 1,628,821 mmbtu, respectively.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments are recognized in current earnings as a component of cost of goods sold. At August 31, 2008, derivative instruments designated as fair value hedges are not material. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense. During the fourth quarter of fiscal 2008, the Company recognized a pre-tax gain of $2.9 million representing the ineffectiveness on cash flow hedge transactions related to the purchase of corn and natural gas. Derivative positions held that were forecasted to hedge commodity exposures during the time the Cedar Rapids manufacturing facility was shut down were no longer deemed to be effective. Ineffectiveness related to the Company’s hedging activities related to interest rate swaps was not material in fiscal 2008 and there was no ineffectiveness in fiscal 2007 or 2006. At August 31, 2008, the amount in other comprehensive income related to derivative transactions which the Company expects to recognize in earnings in fiscal 2009 is not material.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. None of the Company’s customers constituted 10% of sales in fiscal year 2006. However, the Company’s largest customer, Domtar, Inc.,

Notes to Consolidated Financial Statements — (Continued)

represented approximately 11% and 12% of the Company’s consolidated net sales for fiscal years 2008 and 2007, respectively. Domtar, Inc. is a customer of the Company’s Industrial Ingredients — North America business. Export sales accounted for approximately 16%, 15% and 13% of consolidated sales in fiscal 2008, 2007 and 2006, respectively.

Stock-Based Compensation

Beginning September 1, 2005, the Company began to recognize stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 10 for further detail.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which provided a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For those items within the scope of FSP 157-2, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010). While the Company is continuing to evaluate the application of SFAS 157, as amended, the Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 allows companies the option to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. While the Company is continuing to evaluate the application of SFAS 159, the Company does not believe the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (fiscal 2010). The Company is currently evaluating the disclosure requirements of this standard.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting

Notes to Consolidated Financial Statements — (Continued)

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

Note 2 —	Cedar Rapids Flood

On June 12, 2008, the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business, was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company resumed production of certain Liquid Natural Additive products in mid-July using its pilot plant facility, which was not heavily damaged by the flood. By the end of August 2008, the Company had begun manufacturing industrial starch in Cedar Rapids. During September 2008, the Company also resumed the commercial production and sale of ethanol. By the beginning of October 2008, the Company had substantially completed the restoration of the Cedar Rapids plant and the facility’s current processing rate had reached pre-flood levels.

Potato starch operations were not affected by the flood in Cedar Rapids. Food corn starches were supplied from other Company locations. Dextrose manufacturing, which occurred in Cedar Rapids, was suspended and production was restarted in September 2008.

During the fourth quarter of fiscal 2008, the Company recorded costs of flood restoration of $27.6 million, net of insurance recoveries, consisting of the following:

(Dollars in thousands)

Repairs of buildings and equipment	$17,082
Site remediation	5,389
Write off of inventory and fixed assets	4,016
Continuing costs during production shut down	9,771
Other	1,797
Insurance recoveries	(10,500)

Total	$27,555

Site remediation began as soon as the flood waters subsided. The Company engaged outside contractors to pump water and clean and sanitize the facilities and grounds of the manufacturing facility prior to access by Company personnel. The buildings and equipment in Cedar Rapids sustained damages due to the severe flooding. As of the end of August 2008, repairs to the industrial starch production and dextrose manufacturing equipment and buildings were substantially completed.

The carrying value of fixed assets and related equipment spare parts destroyed in the flooding were written off, totaling $2.5 million. The write-off of inventory, totaling $1.5 million, includes the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to flood damage, the establishment of reserves for estimated recoverability losses, and the costs of disposal, including freight, for removal of damaged inventory.

During the suspension of production in the fourth quarter of fiscal 2008, the Company incurred costs for wages, salaries and related payroll costs, depreciation, pension expense, insurance, rental costs and other items which continued regardless of the level of production. Employees normally engaged in the production of industrial starch were utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. These expenses totaled $9.8 million in the fourth quarter.

At August 31, 2008, repair and restarting of equipment related to the production of specialty starches and ethanol had not been completed. Also, the Company had not replaced equipment, furniture, computers and other

Notes to Consolidated Financial Statements — (Continued)

fixed assets that had been destroyed by the flood. The Company estimates that direct costs of the flood will total $45 million to $47 million, which include ongoing expenses during the time the plant was shut down, but do not include lost profits.

Due to the expected impact of the flood on the Company’s results of operations, the Company sought and obtained an amendment to its credit facility agreement. Effective July 9, 2008, the agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. See Note 6 to the Consolidated Financial Statements.

Insurance recoveries

The Company maintains property damage and business interruption insurance coverage applicable to the Cedar Rapids plant. The Company intends to claim for all covered losses, including $15 million in business interruption losses identified through August 31, 2008. The actual amount ultimately recovered from insurers may be materially more or less than the Company’s estimate of total losses, and, as a result, the Company does not provide assurance as to the amount or timing of the ultimate recoveries under its policies.

Of the total estimated recoveries discussed above, the Company has received $10.5 million of insurance recoveries related to its property damage insurance policies. The Company received $8.0 million subsequent to August 31, 2008 which has been recorded as a receivable at that date. These recoveries have been recorded as an offset to the losses caused by the flooding. Insurance proceeds are recognized in the financial statements when realization of the recoveries is deemed probable.

Note 3 —	Inventories

Components of inventory are as follows:

	August 31,
	2008	2007
	(Dollars in thousands)

Raw materials	$26,578	$17,438
Work in progress	1,139	720
Finished goods	22,483	21,379

Total inventories	$50,200	$39,537

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. As of August 31, 2008, Penford had purchased corn positions of 4.1 million bushels, of which 2.3 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 1.8 million bushels. As of August 31, 2008 and 2007, the fair value of the Company’s net corn position was approximately $1.8 million and $1.0 million, respectively. The changes in market value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories. Hedges are designated as cash flow hedges at the time the transaction is established and are recognized in earnings in the time period for which the hedge was established. Hedged transactions are within 12 months of the time the hedge is established.

As discussed in Note 2, in June 2008, the flooding of the Cedar Rapids manufacturing facility shut down production for most of the quarter. The Company had derivative instruments designated as cash flow hedges to reduce the price volatility of corn and natural gas used in the production of starch. Due to the June 12, 2008 flood event, derivative positions held as of that date that were forecasted to hedge exposures during the period the Cedar Rapids plant was shut down were no longer deemed to be effective cash flow hedges. The $2.9 million gain,

Notes to Consolidated Financial Statements — (Continued)

representing ineffectiveness on these instruments, was reclassified from other comprehensive income and recognized as a component of non-operating income. See Note 13.

Note 4 —	Property and equipment

Components of property and equipment are as follows:

	August 31,
	2008	2007
	(Dollars in thousands)

Land	$20,993	$17,694
Plant and equipment	385,632	338,496
Construction in progress	6,808	27,433

	413,433	383,623
Accumulated depreciation	(243,501)	(236,960)

Net property and equipment	$169,932	$146,663

The above table includes approximately $1.2 million and $0.2 million of equipment under capital leases for fiscal years 2008 and 2007, respectively. Changes in Australian and New Zealand currency exchange rates have increased net property, plant and equipment in fiscal 2008 by approximately $2.1 million.

For fiscal 2008, the Company had $26.9 million of capital expenditures related to construction of the ethanol facility. As of August 31, 2008, the Company had a total of $46.9 million in capital expenditures related to the ethanol facility which includes $1.5 million in related capitalized interest costs.

Note 5 —	Goodwill and other intangible assets

Goodwill represents the excess of acquisition costs over the fair value of the net assets of Penford Australia, which was acquired on September 29, 2000. The Company evaluates annually, or more frequently if certain indicators are present, the carrying value of its goodwill under provisions of SFAS No. 142.

In accordance with this standard, Penford does not amortize goodwill. The Company completed the annual update as of June 1, 2008 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. This testing was performed on Penford’s Food Ingredients — North America and the Australia/New Zealand operations reporting units, which are the same as two of the Company’s business segments. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. On a prospective basis, the Company is required to continue to test its goodwill for impairment on an annual basis, or more frequently if certain indicators arise.

The Company’s goodwill of $26.0 million and $23.5 million at August 31, 2008 and 2007, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia. The increase in the carrying value of goodwill since August 31, 2007 reflects the impact of exchange rate fluctuations between the Australian and U.S. dollar on the translation of this asset.

Notes to Consolidated Financial Statements — (Continued)

Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of six years as of August 31, 2008. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31, 2008		August 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$2,254	$1,494	$2,239	$1,361

Amortization expense related to intangible assets was $0.1 million in each of fiscal years 2008, 2007 and 2006. The estimated aggregate annual amortization expense for patents is approximately $0.1 million for each of the next five fiscal years, 2009 through 2013.

Note 6 —	Debt

	August 31,
	2008	2007
	(Dollars in thousands)

Secured credit agreements — revolving loans, 6.43% weighted average interest rate at August 31, 2008	$13,086	$15,800
Secured credit agreements — term loans, 5.74% weighted average interest rate at August 31, 2008	9,375	37,000
Secured credit agreements — capital expansion loans, 5.68% weighted average interest rate at August 31, 2008	44,200	14,500
Grain inventory financing facility — revolving loan, 10.94% weighted average interest rate at August 31, 2008	676	7,218
Capital lease obligations	1,228	159

	68,565	74,677
Less: current portion and short-term borrowings	8,705	11,274

Long-term debt and capital lease obligations	$59,860	$63,403

On October 5, 2006, Penford entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association (now Bank of America); Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.

The 2007 Agreement refinanced the Company’s previous $105 million secured term and revolving credit facilities. Under the 2007 Agreement, the Company may borrow $40 million in term loans and $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. In addition, the 2007 Agreement provided the Company with $45 million in new capital expansion funds which was used by the Company to finance the construction of its ethanol production facility in Cedar Rapids, Iowa. The capital expansion funds were borrowed as term loans from time to time prior to October 5, 2008.

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

Notes to Consolidated Financial Statements — (Continued)

The Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2007 Agreement), shall not exceed a maximum which varies between 3.00 and 4.50 through the term of the 2007 Agreement. In addition, the Company must maintain a minimum tangible net worth of $65 million, and a Fixed Charge Coverage Ratio, as defined in the 2007 Agreement, of not less than 1.25 in fiscal 2008 and 1.50 in fiscal 2009 and thereafter. Annual capital expenditures, exclusive of capital expenditures incurred in connection with the Company’s ethanol production facility, are limited to $20 million, unless the Company can maintain a Total Funded Debt Ratio below 2.00 for each fiscal quarter during any fiscal year, which would result in the annual capital expenditure limit to increase to $25 million for such fiscal year. The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets. Pursuant to the 2007 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $8 million in any fiscal year or if there exists a Default or Event of Default as defined in the 2007 Agreement.

Due to the expected impact of the flood described in Note 2 on the Company’s results of operations during its fourth quarter of fiscal 2008, the Company sought and obtained an amendment to the 2007 Agreement with the banks identified above. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Fixed Charge Coverage Ratio was reduced to 1.25 through November 30, 2008.

At August 31, 2008, the Company had $13.1 million and $9.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company has borrowed $44.2 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. Pursuant to the terms of the 2007 Agreement, Penford’s additional borrowing ability as of August 31, 2008 was $45.7 million under the revolving credit facility. The Company was in compliance with the covenants in the 2007 Agreement, as amended, as of August 31, 2008. Subject to the Company’s timely receipt of expected insurance proceeds for the recovery of its Cedar Rapids flood losses and the performance of its businesses, the Company expects to be in compliance during fiscal 2009.

The Company’s short-term borrowings consist of an Australian revolving grain facility. In fiscal 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of U.S. $34.5 million at the exchange rate at August 31, 2008. This facility, which was renewed as of March 2008, expires on March 15, 2009 and carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $0.7 million at August 31, 2008.

As of August 31, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $28.0 million at 4.18% and $5.0 million at 5.08%, plus the applicable margin under the 2007 Agreement.

As of August 31, 2008, Penford borrowed $9.4 million in term loans, $44.2 million under the capital expansion facility and $13.1 million under its revolving line of credit, of which U.S. $2.6 million was denominated in Australian dollars. The maturities of debt existing at August 31, 2008 for the fiscal years beginning with fiscal 2009 are as follows (dollars in thousands):

2009	8,705
2010	12,995
2011	11,611
2012	23,318
2013	11,936

$68,565

Notes to Consolidated Financial Statements — (Continued)

Included in the Company’s long-term debt at August 31, 2008 is $1,228,000 of capital lease obligations, of which $279,000 is considered current portion of long-term debt. See Note 9.

Note 7 —	Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2008	2007	2006

Common shares outstanding
Balance, beginning of year	11,098,739	10,909,153	10,849,487
Exercise of stock options	28,630	189,586	50,972
Issuance of restricted stock, net	—	—	8,694
Issuance of stock	2,000,000	—	—

Balance, end of year	13,127,369	11,098,739	10,909,153

In December 2007, the Company completed a public offering of common stock resulting in the issuance of 2,000,000 common shares at a price to the public of $25.00 per share. The Company received approximately $47.2 million of net proceeds (net of $2.8 million of expenses related to the offering) from the sale of the shares. This transaction increased the recorded amounts of common stock by $2.0 million and increased additional paid-in capital by $45.2 million in the second quarter of fiscal 2008. The Company incurred approximately $0.4 million in professional fees related to the common stock issuance.

Change in Accounting Principle

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

Common Stock Purchase Rights

On June 16, 1988, Penford distributed a dividend of one right (“Right”) for each outstanding share of Penford common stock. The Rights were exercisable if a purchaser acquired 15% of Penford’s common stock or made an offer to acquire common stock. The Rights expired on June 16, 2008.

Note 8 —	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) is as follows:

	August 31,
	2008	2007
	(Dollars in thousands)

Net unrealized loss on derivatives, net of tax	$(1,304)	$(611)
Foreign currency translation adjustments	20,124	18,083
Minimum pension liability and SFAS No. 158, net of tax	(4,363)	(3,526)

	$14,457	$13,946

The earnings associated with the Company’s investment in Penford Australia are considered to be permanently invested and no provision for U.S. income taxes on the related translation adjustment has been provided.

Notes to Consolidated Financial Statements — (Continued)

Note 9 —	Leases

Certain of the Company’s property, plant and equipment is leased under operating leases generally ranging from one to twenty years with renewal options. In fiscal 2008, rental expense under operating leases was $6.9 million, net of sublease rental income of approximately $0.4 million. Rental expense under operating leases for fiscal years 2007 and 2006 was $6.6 million and $6.3 million, respectively. Future minimum lease payments for fiscal years beginning with fiscal year 2009 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

		Operating Leases
	Capital	Minimum Lease
	Leases	Payments	Sublease	Net

2009	$328	$6,221	$(93)	$6,128
2010	292	4,841	—	4,841
2011	267	3,080	—	3,080
2012	251	2,285	—	2,285
2013	244	1,709	—	1,709
Thereafter	—	2,726	—	2,726

Total minimum lease payments	1,382	$20,862	$(93)	$20,769

Less: amounts representing interest	(154)

Net minimum lease payments	$1,228

Note 10 —	Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective in the second quarter of fiscal 2006. The Directors’ Plan expired in August 2005. As of August 31, 2008, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 206,276. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

Non-qualified stock options granted under the 1994 Plan generally vest ratably over four years and expire ten years from the date of grant. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the three years ended are as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Option Price	Exercise	Term	Intrinsic
	Shares	Range	Price	(in years)	Value

Outstanding Balance, August 31, 2007	1,033,977	$7.59 — 19.77	$14.25
Granted	372,000	17.07 — 21.73	17.48
Exercised	(28,630)	9.83 — 16.34	12.30
Cancelled	(1,000)	16.34 — 16.34	16.34

Outstanding Balance, August 31, 2008	1,376,347	7.59 — 21.73	15.17	5.28	$2,417,988

Options Exercisable at August 31, 2008	791,347	$7.59 — 17.69	$13.96	4.39	$2,181,256

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.61 per share as of August 31, 2008 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $291,800, $2,761,400 and $274,700, respectively.

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

Under the 2006 Incentive Plan, the Company estimated the fair value of stock options using the following assumptions and resulting in the following weighted-average grant date fair values:

	2008	2007	2006

Expected volatility	41%	45%	51%
Expected life (years)	5.5	5.5	5.5
Interest rate (percent)	2.8-3.7	4.5-4.9	4.9-5.1
Dividend yield	1.0%	1.5%	1.6%
Weighted-average fair values	$6.65	$6.88	$7.18

Under the 1994 Plan, the Company estimated the fair value of stock options using the following assumptions and resulting in the following weighted-average grant date fair values:

	2008	2007	2006

Expected volatility	—	—	52%
Expected life (years)	—	—	5.0
Interest rate (percent)	—	—	4.4-4.5
Dividend yield	—	—	1.7%
Weighted-average fair values	—	—	$6.01

As of August 31, 2008, the Company had $2.8 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.7 years.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards

The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the twelve months ended August 31, 2008 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2007	5,796	$14.50
Granted	106,467	34.69
Vested	(2,898)	14.50
Cancelled	—	—

Nonvested at August 31, 2008	109,365	$34.15

On January 1, 2008, each non-employee director received an award of 781 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which will vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of August 31, 2008, the Company had $2.1 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.

Non-employee directors received restricted stock under the 1993 Non-Employee Director Restricted Stock Plan, which provided that beginning September 1, 1993 and every three years thereafter, each non-employee director shall receive $18,000 worth of common stock of the Company, based on the last reported sale price of the stock on the preceding trading day. One-third of the shares vest on each anniversary of the date of the award. The Company recognized compensation cost for restricted stock ratably over the vesting period. On September 1, 2005, 8,694 shares of restricted common stock of the Company were granted to the non-employee directors. As of October 30, 2007, this plan has been terminated and no additional restricted stock will be granted under this plan.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for fiscal years 2008, 2007 and 2006 and the effect on the Company’s consolidated statements of operations (in thousands):

	2008	2007	2006

Cost of sales	$179	$104	$70
Operating expenses	2,083	968	1,042
Research and development expenses	27	20	38

Total stock-based compensation expense	$2,289	$1,092	$1,150
Tax benefit	870	415	437

Total stock-based compensation expense, net of tax	$1,419	$677	$713

Notes to Consolidated Financial Statements — (Continued)

Note 11 —	Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.

The Company also maintains a postretirement health care benefit plan covering its North American bargaining unit hourly retirees.

Adoption of SFAS No. 158

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income in shareholders’ equity. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The Company currently measures its plan assets and benefit obligations as of the end of its fiscal year. The incremental effects of adopting SFAS No. 158 on the Company’s consolidated balance sheet as of August 31, 2007 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated results of operations for the fiscal year ended August 31, 2007, or for any prior period presented, and it will not affect the Company’s consolidated results of operation in future periods. Prior to the adoption of SFAS No. 158 on August 31, 2007, the Company recognized an additional minimum pension liability pursuant to the provisions of SFAS Nos. 87 and 106, which is reflected in the “Balance Before SFAS No. 158 Adoption” column in the following table.

	As of August 31, 2007
	Balance Before	SFAS No. 158	Balance After
	SFAS No. 158	Adoption	SFAS No. 158
	Adoption	Adjustments	Adoption
	(Dollars in thousands)

Intangible asset	$2,522	$(2,522)	$—
Current accrued benefit liability	1,776	(1,180)	596
Non-current accrued benefit liability — pensions	1,316	4,298	5,614
Other postretirement benefits	13,932	(1,118)	12,814
Accumulated other comprehensive loss, net of tax	722	2,804	3,526
Deferred income tax liability	7,095	1,719	8,814

Notes to Consolidated Financial Statements — (Continued)

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2008 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007
		(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at September 1	$39,241	$36,735	$13,410	$13,621
Service cost	1,485	1,467	310	309
Interest cost	2,491	2,207	854	818
Plan participants’ contributions	—	—	159	151
Amendments	—	873	—	—
Actuarial (gain) loss	188	(387)	506	(1,218)
Change in assumptions	(3,273)	175	(1,062)	529
Benefits paid	(1,843)	(1,829)	(645)	(800)

Benefit obligation at August 31	$38,289	$39,241	$13,532	$13,410

Change in plan assets:
Fair value of plan assets at September 1	$33,627	$30,521	$—	$—
Actual return on plan assets	(2,491)	3,945	—	—
Company contributions	1,542	990	486	649
Plan participants’ contributions	—	—	159	151
Benefits paid	(1,843)	(1,829)	(645)	(800)

Fair value of the plan assets at August 31	$30,835	$33,627	$—	$—

Funded status:
Net liability — Plan assets less than projected benefit obligation	$(7,454)	$(5,614)	$(13,532)	$(13,410)

Recognized as:
Current accrued benefit liability	$—	$—	$(670)	$(596)
Non-current accrued benefit liability	(7,454)	(5,614)	(12,862)	(12,814)

Net Amount Recognized	$(7,454)	$(5,614)	$(13,532)	$(13,410)

Accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	August 31, 2008		August 31, 2007
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

Unrecognized prior service cost (credit)	$2,270	$(915)	$2,522	$(1,067)
Unrecognized net actuarial loss (gain)	5,694	(11)	3,687	545

Total	$7,964	$(926)	$6,209	$(522)

Notes to Consolidated Financial Statements — (Continued)

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2008	2007

Projected benefit obligation	$38,289	$39,241
Accumulated benefit obligation	$35,509	$36,719
Fair value of plan assets	$30,835	$33,627

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

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(Dollars in thousands)

Components of net periodic benefit cost
Service cost	$1,485	$1,467	$1,673	$310	$309	$391
Interest cost	2,491	2,207	2,102	854	818	785
Expected return on plan assets	(2,652)	(2,379)	(2,150)	—	—	—
Amortization of prior service cost	253	191	187	(152)	(152)	(152)
Amortization of actuarial loss	50	190	602	—	—	143

Benefit cost	$1,627	$1,676	$2,414	$1,012	$975	$1,167

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	6.51%	6.15%	5.50%	6.51%	6.15%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	6.92%	6.51%	6.15%	6.92%	6.51%	6.15%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as

Notes to Consolidated Financial Statements — (Continued)

actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2008. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on the assets of the plans at August 31, 2008. The expected return on plan assets to be used in calculating fiscal 2009 pension expense is 8%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2006 (5.50%), 2007 (6.15%) and 2008 (6.51%) reflect the change in bond yields over the last several years. During fiscal 2008, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2008, as well as net periodic expense for fiscal 2009, to 6.92%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by $0.01 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.2 million in fiscal 2009. Amortization of unrecognized net losses is not expected to impact the net postretirement health care expense in fiscal 2009.

	2008	2007	2006

Assumed health care cost trend rates:
Current health care trend assumption	9.00%	9.00%	10.00%
Ultimate health care trend rate	4.75%	4.75%	4.75%
Year ultimate health care trend is reached	2016	2015	2015

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components in fiscal 2008	$175	$(143)
Effect on postretirement accumulated benefit obligation as of August 31, 2008	$1,814	$(1,509)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2008	2007

U.S. equities	55%	55%	55%
International equities	15%	14%	15%
Fixed income investments	25%	25%	25%
Real estate	5%	6%	5%

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

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $1.5 million, $1.0 million and $3.3 million in fiscal 2008, 2007 and 2006, respectively. The Company expects to contribute $1.9 million to its defined benefit pension plans during fiscal 2009. Because of the recent decline in general economic and capital market conditions, the Company expects that pension plan funding contributions will increase over the medium and long term. The Company estimates that the minimum pension plan funding contribution for its 2009 plan year (calendar year 2009) will be $3.5 million with $1.1 million to be paid in fiscal 2009, $1.1 million to be paid in fiscal 2010 and $1.3 million to be paid in September 2010 (fiscal 2011).

Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2009 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement
	(Dollars in millions)

2009	$2.0	$0.7
2010	2.0	0.7
2011	2.1	0.8
2012	2.2	0.8
2013	2.3	0.9
2014-2018	$12.9	$5.2

Note 12 —	Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $986,000, $920,000 and $882,000 for fiscal years 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $209,000, $180,000 and $184,000 was accrued in fiscal years 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2008, 2007 and 2006, the net periodic pension expense accrued for this plan was $330,000, $320,000 and $305,000, respectively. The accrued obligation related to the plan was $4.2 million and $4.0 million for fiscal years 2008 and 2007, respectively.

Notes to Consolidated Financial Statements — (Continued)

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4.2 million, $4.4 million and $4.3 million in fiscal years 2008, 2007 and 2006, respectively.

Superannuation Fund

The Company contributes to superannuation funds on behalf of the employees of Penford Australia. Australian law requires the Company to contribute at least 9% of each employee’s eligible pay. In New Zealand, the Company sponsors a superannuation benefit plan whereby it contributes 7.5% and 5% of eligible pay for salaried and hourly employees, respectively. The Company contributions to superannuation funds were $1.1 million, in each of fiscal years 2008, 2007 and 2006.

Note 13 —	Other Non-operating Income

Other non-operating income consists of the following:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Royalty and licensing income	$1,874	$1,902	$1,827
Gain (loss) on foreign currency transactions	(217)	3	(46)
Gain on sale of New Zealand land	701	—	—
Gain on cash flow hedges	2,890	—	—
Other	186	(260)	115

	$5,434	$1,645	$1,896

In fiscal 2008, the Company sold a parcel of land in Auckland, New Zealand to a third-party purchaser and recognized a gain of approximately $0.7 million.

In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company recognized $1.9 million, $1.9 million and $1.8 million in income during fiscal 2008, 2007 and 2006, respectively, related to the licensing fee and royalties. The Company has recognized $10.4 million in royalty income from the inception of the agreement through August 31, 2008.

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

As discussed in Note 2, in June 2008, the flooding of the Cedar Rapids manufacturing facility shut down production for most of the quarter. The Company had derivative instruments designated as cash flow hedges to reduce the price volatility of corn and natural gas used in the production of starch. Due to the June 12, 2008 flood event, derivative positions held as of that date that were forecasted to hedge exposures during the period the Cedar Rapids plant was shut down were no longer deemed to be effective cash flow hedges. The $2.9 million gain, representing ineffectiveness on these instruments, was reclassified from other comprehensive income and recognized as a component of non-operating income.

Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Domestic	$(15,639)	$16,335	$3,502
Foreign	(3,930)	3,157	1,760

Total	$(19,569)	$19,492	$5,262

Income tax expense (benefit) consists of the following:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$(2)	$4,630	$68
State	(98)	1,051	709
Foreign	(685)	2,065	550

	(785)	7,746	1,327
Deferred:
Federal	(4,365)	78	529
State	(654)	(644)	(536)
Foreign	(1,065)	(1,205)	(286)

	(6,084)	(1,771)	(293)

Total	$(6,869)	$5,975	$1,034

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$(6,869)	$5,975	$1,034
Comprehensive income (loss)	(938)	195	1,649

	$(7,807)	$6,170	$2,683

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Statutory tax rate	35%	35%	34%
Statutory tax on income	$(6,849)	$6,822	$1,789
State taxes, net of federal benefit	(485)	79	114
Domestic production exclusion benefit	—	(202)	(14)
Tax credits, including research and development credits	(164)	(382)	(136)
Extraterritorial income exclusion benefit	—	(5)	(546)
Lower statutory rate on foreign earnings	197	(66)	(82)
Other	432	(271)	(91)

Total provision (benefit)	$(6,869)	$5,975	$1,034

Notes to Consolidated Financial Statements — (Continued)

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Alternative minimum tax credit	$252	$—
Postretirement benefits	9,874	8,814
Provisions for accrued expenses	2,190	2,902
Stock-based compensation	1,567	735
Deferred flood losses	6,758	—
Foreign net operating loss carryforward	1,730	—
Other	3,994	2,627

Total deferred tax assets	26,365	15,078

Deferred tax liabilities:
Depreciation	18,302	15,502
Other	1,754	434

Total deferred tax liabilities	20,056	15,936

Net deferred tax liabilities (assets)	$(6,309)	$858

Recognized as:
Other current assets	$16	$1,985
Deferred tax asset	6,293	297
Long-term deferred income tax liability	—	(3,140)

Total net deferred tax liabilities (assets)	$(6,309)	$858

At August 31, 2008, in the United States, the Company had federal alternative minimum tax credit carryforwards of $0.3 million, a research and development carry back of $2,000 and a net operating loss carry back of $3.0 million. At August 31, 2008, the Company also had $5.8 million of foreign net operating loss carryforwards which do not expire. The Company also has U.S. state net operating loss carrybacks of $0.8 million and net operating loss carryforwards of $1.3 million with various expiration dates.

Deferred taxes are not recognized on temporary differences from undistributed earnings of foreign subsidiaries of approximately $16.9 million and from foreign exchange translation gains or losses on permanent advances to foreign subsidiaries of $1.0 million, as these amounts are deemed to be permanently reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability associated with these temporary differences.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of August 31, 2008 because the Company intends to reinvest such earnings indefinitely outside of the United States.

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

Notes to Consolidated Financial Statements — (Continued)

FIN 48

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, the Company established an accrual when, despite management’s belief that the Company’s tax return positions were supportable, management believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted.

On September 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties and transition issues. FIN 48 contains a two-step process for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained on audit, including related appeals or litigation. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48 on September 1, 2007, Penford reclassified $0.9 million of previously recorded tax reserves from a current income tax liability to a long-term liability for unrecognized tax benefits. The Company reclassified unrecognized tax benefits for which it does not anticipate the payment or receipt of cash within one year. The Company historically classified unrecognized tax benefits in current income taxes payable. There was no change in retained earnings resulting from the adoption of FIN 48. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2008

Unrecognized tax benefits at beginning of year	936
Additions for tax positions related to prior years	158
Reductions for tax positions related to prior years	(147)
Additions for tax positions related to current year	153
Reductions for tax positions related to current year	—
Reductions due to lapse of applicable statute of limitations	(402)

Unrecognized tax benefits at end of year	698

As of August 31, 2008, the Company had $0.1 million of accrued interest and penalties included in the long-term tax liability. During fiscal 2008, the Company reduced the liability for unrecognized tax benefits by $61,000 for interest and $13,000 for penalties. At August 31, 2008, the liability for unrecognized tax benefits was $0.7 million, all of which would affect the effective tax rate if realized.

The Company files tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and the federal jurisdictions in Australia and New Zealand, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2005 and by foreign jurisdictions prior to 2004.

Notes to Consolidated Financial Statements — (Continued)

Note 15 —	Earnings per Common Share

The following table presents the computation of basic and diluted earnings per share:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Net income (loss)	$(12,700)	$13,517	$4,228

Weighted average common shares outstanding	10,565,432	8,986,413	8,899,999
Net effect of dilutive stock options	—	296,712	104,191

Weighted average common shares and equivalents outstanding, assuming dilution	10,565,432	9,283,125	9,004,190

Earnings (loss) per common share:
Basic	$(1.20)	$1.50	$0.48

Diluted	$(1.20)	$1.46	$0.47

Weighted-average restricted stock awards of 88,363 for fiscal 2008 were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 1,036,474, 57,159 and 536,775 for 2008, 2007 and 2006, respectively.

Note 16 —	Restructuring Costs

In the first quarter of fiscal 2008, in connection with reconfiguring the Company’s Australian business, a workforce reduction was implemented in the Company’s two Australian operating facilities. In connection therewith, $1.2 million in employee severance costs and related benefits were charged to operating income in the first quarter. In the second and third quarters of fiscal 2008, the Company’s Australian business recorded restructure charges totaling $0.2 million related to workforce reductions implemented at its New Zealand operations. As of August 31, 2008, all severance and related costs had been paid. These costs are shown as “Restructure Costs” in the statement of operations.

Notes to Consolidated Financial Statements — (Continued)

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

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Sales
• Industrial ingredients — North America	$173,320	$194,957	$165,850
• Food ingredients — North America	66,261	62,987	57,156
• Australia/New Zealand operations	107,532	105,244	96,121
• Corporate and other	(1,537)	(824)	(708)

	$345,576	$362,364	$318,419

Depreciation and amortization
• Industrial ingredients — North America	$9,073	$7,830	$7,812
• Food ingredients — North America	2,693	2,944	3,301
• Australia/New Zealand operations	5,101	4,605	4,199
• Corporate and other	300	317	271

	$17,167	$15,696	$15,583

Income (loss) from operations
• Industrial ingredients — North America	$(16,541)	$19,251	$9,121
• Food ingredients — North America	10,178	10,684	7,819
• Australia/New Zealand operations	(4,556)	3,269	1,735
• Corporate and other	(10,001)	(9,646)	(9,407)

	$(20,920)	$23,558	$9,268

Capital expenditures, net
• Industrial ingredients — North America	$35,415	$30,492	$8,858
• Food ingredients — North America	3,089	2,477	1,651
• Australia/New Zealand operations	2,205	1,952	4,323
• Corporate and other	—	(187)	73

	$40,709	$34,734	$14,905

Notes to Consolidated Financial Statements — (Continued)

	August 31,
	2008	2007
	(Dollars in thousands)

Total assets
• Industrial ingredients — North America	$141,618	$133,187
• Food ingredients — North America	35,100	33,684
• Australia/New Zealand operations	111,255	108,084
• Corporate and other	22,408	13,433

	$310,381	$288,388

Reconciliation of total income (loss) from operations for the Company’s segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Income (loss) from operations	$(20,920)	$23,558	$9,268
Other non-operating income	5,434	1,645	1,896
Interest expense	(4,083)	(5,711)	(5,902)

Income (loss) before income taxes	$(19,569)	$19,492	$5,262

Sales, attributed to the point of origin, are as follows:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

Sales
• United States	$238,044	$257,120	$222,298
• Australia/New Zealand	107,532	105,244	96,121

	$345,576	$362,364	$318,419

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2008	2007	2006
	(Dollars in thousands)

United States	$214,401	$227,438	$198,439

Australia/New Zealand	77,099	79,647	79,919
Japan	21,828	18,636	18,334
Canada	11,839	12,654	11,718
Mexico	7,795	10,358	5,761
Other	12,614	13,631	4,248

Non-United States	131,175	134,926	119,980
Total	$345,576	$362,364	$318,419

Notes to Consolidated Financial Statements — (Continued)

	August 31,
	2008	2007
	(Dollars in thousands)

Long-lived assets, net
• United States	$128,194	$103,942
• Australia/New Zealand	67,781	66,198

	$195,975	$170,140

Note 18 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2008	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$94,862	$87,889	$102,799	$60,026	$345,576
Cost of sales	78,608	76,384	87,260	53,727	295,979

Gross margin	16,254	11,505	15,539	6,299	49,597
Net income (loss)	3,164	2,315	2,704	(20,883)	(12,700)
Earnings (loss) per common share:
Basic	$0.35	$0.21	$0.24	$(1.87)	$(1.20)
Diluted	$0.33	$0.21	$0.24	$(1.87)	$(1.20)
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

	First	Second	Third	Fourth
Fiscal 2007	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$85,500	$85,241	$95,406	$96,217	$362,364
Cost of sales	72,306	72,839	76,838	76,220	298,203

Gross margin	13,194	12,402	18,568	19,997	64,161
Net income	2,573	1,706	4,955	4,283	13,517
Earnings per common share:
Basic	$0.29	$0.19	$0.55	$0.47	$1.50
Diluted	$0.28	$0.19	$0.54	$0.45	$1.46
Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

In the fourth quarter of fiscal 2008, the Company’s Cedar Rapids, Iowa plant was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company recorded costs of approximately $27.6 million, net of insurance recoveries of $10.5 million. See Note 2.

Notes to Consolidated Financial Statements — (Continued)

Note 19 —	Legal Proceedings

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by Graphic Packaging International, Inc. (“Graphic”) in the Fourth Judicial District Court, Ouachita Parish, Louisiana. Graphic sought monetary damages for Penford Products’ alleged breach of an agreement to supply Graphic with certain starch products during the 2004 strike affecting the Penford Products Cedar Rapids, Iowa plant. The case was tried before a judge of the above-noted court in October 2007. On May 5, 2008, the Company received notice the trial judge ruled in favor of Graphic and found Penford Products liable for alleged damages in the amount of $3,242,302, as well as pre-and post-judgment interest and costs that were alleged to be in an amount in excess of $810,000. After evaluating its options, the Company elected to satisfy the judgment and waive appeal rights by paying Graphic the sum of $3,810,837. The Company had previously reserved $2.4 million against this matter in fiscal 2007.

The Company is involved from time to time in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, in fiscal 2008 Penford Corporation changed its method for accounting for Uncertainty in Income Taxes in accordance with Financial Accounting Standards Board Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penford Corporation’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited Penford Corporation’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penford Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penford Corporation as of August 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008 of Penford Corporation and our report dated November 12, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 12, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting and the related report of the Company’s registered independent public accounting firm are included below and at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Information About the Board and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

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

The applicable information set forth under the headings “Executive Compensation,” “Director Compensation” and “Information About the Board and Its Committees” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2008. The Company has no equity compensation plans that have not been approved by security holders.

			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan(1)	690,050	$14.28	—
2006 Long-Term Incentive Plan(2)	591,250	$16.97	206,276
Stock Option Plan for Non-Employee Directors(3)	95,047	$10.37	—

Total	1,376,347	$15.17	206,276

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.

(2)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 109,365 issued but unvested shares of common stock at August 31, 2008.

(3)	This plan has been terminated and no additional options will be granted under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2009 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Information About the Board and Its Committees” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to Ernst & Young LLP” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated balance sheets as of August 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2008 and the reports of the independent registered public accounting firm are included in Part II, Item 8.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits

See index to Exhibits on page 72.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2008.

PENFORD CORPORATION

/s/  Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 14, 2008.

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

Exhibit
No.	Item

2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)
3.2	Bylaws of Registrant as amended and restated as of October 29, 2008 (filed as an exhibit to Registrant’s File No. 000-11488, Current Report on Form 8-K filed October 31, 2008)
10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Kortemeyer, Cordier, Kunerth, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*
10.3	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*
10.4	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
10.5	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*
10.6	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*
10.7	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*
10.8	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.9	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)
10.10	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)
10.11	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*
10.12	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement