Form 10-Q
period 2008-11-30
PENFORD CORP
filed 2009-01-09
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 5, 2009 was 11,265,953.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$1,688	$534
Trade accounts receivable, net	40,983	28,752
Inventories	40,055	50,200
Prepaid expenses	4,493	4,370
Insurance recovery receivable	8,525	8,000
Income tax receivable	7,911	10,052
Other	5,384	3,881

Total current assets	109,039	105,789

Property, plant and equipment, net	157,174	169,932
Restricted cash value of life insurance	10,492	10,465
Deferred tax asset	2,709	6,293
Goodwill, net	19,884	26,043
Other intangible assets, net	689	760
Other assets	1,068	1,151

Total assets	$301,055	$320,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$5,069	$1,301
Current portion of long-term debt and capital lease obligations	9,277	8,029
Short-term borrowings	911	676
Accounts payable	38,750	46,475
Accrued liabilities	10,803	11,195

Total current liabilities	64,810	67,676

Long-term debt and capital lease obligations	64,424	59,860
Other post-retirement benefits	12,957	12,862
Other liabilities	18,479	19,673

Total liabilities	160,670	160,071

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,152 and 13,127 shares, respectively	13,152	13,127
Additional paid-in capital	92,032	91,443
Retained earnings	73,047	74,092
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income (loss)	(5,089)	14,457

Total shareholders’ equity	140,385	160,362

Total liabilities and shareholders’ equity	$301,055	$320,433

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
(In thousands, except per share data)	2008	2007
Sales	$80,690	$94,861

Cost of sales	75,302	78,608

Gross margin	5,388	16,253

Operating expenses	7,267	7,240
Research and development expenses	1,519	2,022
Flood related costs, net of insurance proceeds	(4,234)	—
Restructuring costs	—	1,235

Income from operations	836	5,756

Non-operating income (loss), net	(210)	464
Interest expense	1,492	1,266

Income (loss) before income taxes	(866)	4,954

Income tax expense (benefit)	(497)	1,792

Net income (loss)	$(369)	$3,162

Weighted average common shares and equivalents outstanding:
Basic	11,155	9,118
Diluted	11,155	9,549

Earnings (loss) per share:
Basic	$(0.03)	$0.35
Diluted	$(0.03)	$0.33

Dividends declared per common share	$0.06	$0.06
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(369)	$3,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	4,692	3,908
Stock-based compensation	835	362
Deferred income tax expense (benefit)	1,602	(374)
(Gain) loss on derivative transactions	(6,238)	801
Foreign currency transaction loss	613	—
Other	2	(20)
Change in assets and liabilities:
Trade accounts receivable	(15,735)	2,450
Prepaid expenses	(336)	366
Inventories	10,869	3,521
Accounts payable and accrued liabilities	(5,612)	(2,311)
Income tax	2,702	1,426
Insurance recovery receivable	(525)	—
Other	325	368

Net cash provided by (used in) operating activities	(7,175)	13,659

Cash flows from investing activities:
Investment in property, plant and equipment, net	(1,504)	(17,411)
Other	(27)	(30)

Net cash used in investing activities	(1,531)	(17,441)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,456	1,340
Payments on short-term borrowings	(4,057)	(5,091)
Proceeds from revolving line of credit	20,000	13,774
Payments on revolving line of credit	(12,500)	(1,500)
Payments of long-term debt	(1,000)	(1,000)
Payments under capital lease obligation	(77)	(17)
Exercise of stock options	—	47
Increase (decrease) in cash overdraft	3,768	(978)
Payment of dividends	(675)	(547)
Other	—	(103)

Net cash provided by financing activities	9,915	5,925

Effect of exchange rate changes on cash and cash equivalents	(55)	(95)

Net increase in cash and cash equivalents	1,154	2,048
Cash and cash equivalents, beginning of period	534	—

Cash and cash equivalents, end of period	$1,688	$2,048

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
     Penford operates in three business segments, each utilizing its carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. The first two, Industrial Ingredients and Food Ingredients, are broad categories of end-market users, primarily served by the Company’s United States operations. The third segment consists of geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business.
     The Company has significant research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches. In May 2008, the Company’s Industrial Ingredients — North America segment began commercial production and sales of ethanol from its facility in Cedar Rapids, Iowa.
     On June 12, 2008, the Company’s Cedar Rapids, Iowa plant was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. See Note 3.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2008 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.
     Accounting Changes
     Effective September 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption did not have a material impact on the company’s financial statements. See Note 12. Due to the issuance of FASB Staff Position No. 157-2 (“FSP 157-2”), the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value. The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157- 3”). FSP 157-3 clarifies the application of SFAS 157 and addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”) which allows companies the option to measure certain financial assets and financial liabilities at fair value at specified election dates. The Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.
     Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests, and goodwill acquired in a business combination. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The requirements of SFAS 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company), and, except for the presentation and disclosure requirements of SFAS 160, are to be applied prospectively.
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. For the Company, SFAS 161 is effective December 1, 2008 and will result in additional disclosures in the notes to the consolidated financial statements.
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
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company’s consolidated financial statements.
     3—CEDAR RAPIDS FLOOD
     On June 12, 2008, the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business, was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. By the end of the first quarter of fiscal 2009, the facility’s current processing rate had reached pre-flood levels.

     During fiscal 2008 and the first quarter of fiscal 2009, the Company recorded flood restoration costs of $44.8 million, and insurance recoveries of $21.5 million, as follows:

	Three months ended	Three months ended
	August 31, 2008	November 30, 2008	Total
	(Dollars in thousands)
Repairs of buildings and equipment	$17,082	$5,790	$22,872
Site remediation	5,389	348	5,737
Write off of inventory and fixed assets	4,016	71	4,087
Continuing costs during production shut down	9,771	—	9,771
Other	1,797	577	2,374

	38,055	6,786	44,841
Insurance recoveries	(10,500)	(11,020)	(21,520)

Net flood costs (recoveries)	$27,555	$(4,234)	$23,321

     The Company estimates that the direct costs of the flood, including ongoing expenses during the time the plant was shut down, will total approximately $45 — 47 million. Direct flood costs do not include lost profits.
     Insurance recoveries
     During the first quarter of fiscal 2009, the Company recognized $11.0 million of insurance recoveries, of which $8.5 million was received subsequent to November 30, 2008 and recorded as a receivable at that date. These recoveries have been recorded as an offset to the losses caused by the flooding. Insurance proceeds are recognized in the financial statements when realization of the recoveries is deemed probable.
     The Company will continue to process its claim for flood losses under its insurance policies, but is unable to estimate the amount or timing of future recoveries. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.
     4—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective in the second quarter of fiscal 2006. The Directors’ Plan expired in August 2005. As of November 30, 2008, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 206,276. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
     Valuation and Expense Under SFAS No. 123R
     On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the Company’s stock option awards and the selected dividend yield assumption was determined in view of the Company’s historical and estimated dividend payout. The Company has no reason to believe that the expected volatility of its stock price or its option exercise patterns would differ significantly from historical volatility or option exercises. No stock options were granted under the 2006 Incentive Plan during the three months ended November 30, 2008 and 2007.
     Stock Option Awards
     A summary of the stock option activity for the three months ended November 30, 2008, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2008	1,376,347	$15.17
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding Balance, November 30, 2008	1,376,347	$15.17	5.03	$122,000

Options Exercisable at November 30, 2008	860,472	$14.08	4.29	$122,000
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.27 as of November 30, 2008 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three months ended November 30, 2007 was $46,100. No stock options were exercised during the three months ended November 30, 2008.
     As of November 30, 2008, the Company had $2.4 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.
     Restricted Stock Awards
     The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November, 30, 2008 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2008	109,365	$34.15
Granted	—	—
Vested	(28,148)	33.05
Cancelled	—	—

Nonvested at November 30, 2008	81,217	$34.53
     No restricted stock awards were granted under the 2006 Incentive Plan during the three months ended November 30, 2008.
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
     As of November 30, 2008, the Company had $1.6 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.6 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for the three months ended November 30, 2008 and 2007 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended November 30,
	2008	2007

Cost of sales	$90	$37
Operating expenses	729	320
Research and development expenses	16	5

Total stock-based compensation expense	835	362
Tax benefit	317	138

Total stock-based compensation expense, net of tax	$518	$224

     5—INVENTORIES
     The components of inventory are as follows:

	November 30,	August 31,
	2008	2008
	(In thousands)
Raw materials	$10,645	$26,578
Work in progress	911	1,139
Finished goods	28,499	22,483

Total inventories	$40,055	$50,200

     Changes in Australian and New Zealand currency exchange rates have caused a reduction in the recorded amount of inventory at November 30, 2008 by approximately $5.7 million. Raw material inventory declined in the first quarter of fiscal 2009 primarily due to the consumption of on-site corn inventories and a decline in the price of corn in the Industrial Ingredients – North America business.
     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. As of November 30, 2008, Penford had purchased corn positions of 6.6 million bushels, of which 4.7 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 1.9 million bushels.  The changes in market value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories. These hedges are designated as cash flow hedges at the time the transaction is established and are recognized in earnings in the time period in which the hedged item is recognized in income. Hedged transactions are expected to occur within 12 months of the time the hedge is established.
     6—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2008	2008
	(In thousands)
Land	$18,297	$20,993
Plant and equipment	370,000	385,632
Construction in progress	7,754	6,808

	396,051	413,433
Accumulated depreciation	(238,877)	(243,501)

Net property, plant and equipment	$157,174	$169,932

     Changes in Australian and New Zealand currency exchange rates have caused a reduction in the recorded amount of net property, plant and equipment in the first quarter of fiscal 2009 by approximately $9.7 million.
     7—DEBT
     In fiscal 2007, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
     Due to the expected impact of the flood described in Note 3 on the Company’s results of operations during its fourth quarter of fiscal 2008, the Company sought and obtained an amendment to the 2007 Agreement with the banks identified above. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Fixed Charge Coverage Ratio was reduced to 1.25 through November 30, 2008 and 1.50 thereafter as defined in the 2007 Agreement.
     At November 30, 2008, the Company had $20.0 million and $8.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had borrowed $44.2 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. The Company’s ability to borrow under its $60 million revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank for a maximum of $26.3 million U.S. dollars at the exchange rate at November 30, 2008. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $0.9 million at November 30, 2008.
     As of November 30, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $26.8 million at 4.18% and $5.2 million at 5.08%, plus the applicable margin under the 2007 Agreement. At November 30, 2008, the fair value of the interest rate swaps was recorded on the balance sheet as a liability of $1.7 million.
     8—INCOME TAXES
     The Company’s effective tax rate for the three months ended November 30, 2008 was 57%, an increase from the 36% effective tax rate in the first quarter of fiscal 2008. In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 retroactively reinstated and extended the research and development tax credit from January 1, 2008 through December 31, 2009. The effective tax rate for the three months ended November 30, 2008 reflected a tax benefit of $0.2 million applicable to the period January 1, 2008 through August 31, 2008.
     The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), increased by $36,000. The total amount of unrecognized tax benefits at November 30, 2008 was $0.7 million, all of which, if recognized, would favorably impact the effective tax rate. Currently, none of the Company’s income tax returns are under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at November 30, 2008 will change materially in the next 12 months.

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
     9—OTHER COMPREHENSIVE INCOME (LOSS)
     The components of total comprehensive income (loss) are as follows:

	Three months ended
	November 30,	November 30,
	2008	2007
	(In thousands)
Net income (loss)	$(369)	$3,162
Foreign currency translation adjustments	(18,956)	5,471
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges	(590)	61

Total comprehensive income (loss)	$(19,915)	$8,694

     The change in the foreign currency translation adjustments in the first quarter of fiscal 2009 is due to the decline of approximately 24% in the Australian and New Zealand dollars compared to the U.S. dollar since August 31, 2008.
     10—NON-OPERATING INCOME (LOSS), NET
     Non-operating income (loss), net consists of the following:

	Three months ended
	November 30,	November 30,
	2008	2007
	(In thousands)
Royalty and licensing income	$410	$451
Loss on foreign currency transactions	(613)	—
Other	(7)	13

Total	$(210)	$464

     During the three months ended November 30, 2008, the Company recognized a net foreign currency transaction loss on Australian dollar denominated assets and liabilities as disclosed in the table above.
     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company has recognized $10.8 million in royalty income from the inception of the agreement through November 30, 2008.
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
     11 – PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2008 and 2007 are as follows:

	Three months ended
	November 30,	November 30,
Defined benefit pension plans	2008	2007
	(in thousands)
Service cost	$355	$371
Interest cost	645	623
Expected return on plan assets	(607)	(663)
Amortization of prior service cost	63	63
Amortization of actuarial losses	53	13

Net periodic benefit cost	$509	$407

	Three months ended
	November 30,	November 30,
Post-retirement health care plans	2008	2007
	(in thousands)
Service cost	$65	$78
Interest cost	228	213
Amortization of prior service cost	(38)	(38)

Net periodic benefit cost	$255	$253

     12—FAIR VALUE MEASURMENTS
     Effective September 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for its measurement, and expands disclosures concerning fair value measurements. The Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142 and the initial recognition of asset retirement obligations. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or cash flow, but did result in additional disclosures.
     SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtain from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.
Presented below are the fair values of the Company’s financial instruments at November 30, 2008.

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives	$1,448	$—	$—	$1,448

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,696	$—	$1,696
Foreign currency contracts	—	41	—	41

Total Liabilities	$—	$1,737	$—	$1,737

     13—RESTRUCTURING COSTS
     In the first quarter of fiscal 2008, in connection with reconfiguring the Company’s Australian business, a workforce reduction was implemented in the Company’s two Australian operating facilities. In connection therewith, $1.2 million in employee severance costs and related benefits were charged to operating income in the first quarter. These costs are shown as “Restructure Costs” in the statement of operations.
     14—SEGMENT REPORTING
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and fuel grade ethanol industries. The Food Ingredients segment produces specialty starches for food applications. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended
	November 30,	November 30,
	2008	2007
	(In thousands)
Sales:
Industrial Ingredients—North America	$41,841	$49,209
Food Ingredients—North America	17,742	16,076
Australia/New Zealand operations	21,360	29,944
Intercompany sales	(253)	(368)

	$80,690	$94,861

	Three months ended
	November 30,	November 30,
	2008	2007
	(In thousands)
Income (loss) from operations:
Industrial Ingredients—North America	$1,799	$5,696
Food Ingredients—North America	3,398	2,652
Australia/New Zealand operations	(1,533)	(75)
Corporate and other	(2,828)	(2,517)

	$836	$5,756

	November 30,	August 31,
	2008	2008
	(In thousands)
Total assets:
Industrial Ingredients—North America	$152,395	$141,618
Food Ingredients—North America	34,075	35,100
Australia/New Zealand operations	84,191	111,255
Corporate and other	30,394	32,460

	$301,055	$320,433

     15—EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three months ended November 30, 2008 and 2007.

	Three months ended
	November 30, 2008	November 30, 2007
	(In thousands)
Weighted average common shares outstanding	11,155	9,118
Dilutive stock options and awards	—	431

Weighted average common shares outstanding, assuming dilution	11,155	9,549

     Weighted-average stock options to purchase 1,376,347 shares of common stock for the three months ended November 30, 2008 were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 97,588 for the first quarter of fiscal 2009 were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. For the three months ended November 30, 2007, there were no stock options or awards excluded from the calculation of diluted earnings (loss) per share.

     Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     This Quarterly Report on Form 10-Q (“Quarterly Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Item 1A in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, which include, but are not limited to:
▪	competition;

▪	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

▪	product development risk;

▪	changes in corn and other raw material prices and availability;

▪	the amount and timing of expenditures for flood restoration costs and related insurance recoveries;

▪	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

▪	unanticipated costs, expenses or third-party claims;

▪	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

▪	interest rate, chemical and energy cost volatility;

▪	foreign currency exchange rate fluctuations;

▪	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

▪	other unforeseen developments in the industries in which Penford operates, or

▪	other factors described in Part I, Item 1A “Risk Factors.”
Overview
     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications and for fuel grade ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn, potatoes, and wheat.
     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, served by operations in the United States. The third segment is comprised of the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business. See Notes 1 and 14 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.
     Impact of Cedar Rapids Flood
     On June 12, 2008, the Company’s Industrial Ingredients — North America plant in Cedar Rapids, Iowa was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. By the end of the first quarter of fiscal 2009, the facility’s processing rate had reached pre-flood levels. The Company has begun to resupply its industrial starch customers under existing contracts.
     During the first quarter of fiscal 2009, the Company recorded $6.8 million of flood restoration costs which are recognized, net of insurance recoveries of $11.0 million, in income from operations in the financial statements. The total direct costs of the flood since June 2008 were $44.8 million, which included ongoing expenses during the time the plant was shut down, but do not include lost profits. The Company estimates that the direct costs of the flood will total approximately $45 — 47 million. See Note 3 to the Condensed Consolidated Financial Statements for details of the restoration costs.
     During the first quarter of fiscal 2009, the Company recognized $11.0 million of insurance recoveries, of which $8.5 million was received subsequent to November 30, 2008 and recorded as a receivable at that date. These recoveries have been recorded as an offset to the losses caused by the flooding. Insurance proceeds are recognized in the financial statements when realization of the recoveries is deemed probable. The insurance recoveries recognized to date total $21.5 million.
     The effect of the flood on the financial results of the Company on a quarter-to-quarter basis in fiscal 2009 will depend on the timing and amount of the remaining expenditures and insurance recoveries. The Company will continue to process its claim for flood losses under its insurance policies, but is unable to estimate the amount or timing of future recoveries. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.
     Accounting Changes
     Effective September 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption did not have a material impact on the company’s financial statements. See Note 12. Due to the issuance of FASB Staff Position No. 157-2 (“FSP 157-2”), the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010) for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value. The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 and addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”) which allows companies the option to measure certain financial assets and financial liabilities at fair value at specified election dates. The Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended November 30, 2008 declined by 15% to $80.7 million from $94.9 million in the first quarter of fiscal 2008, primarily due to volume declines (a) in the Industrial Ingredients business related to the Cedar Rapids flood discussed above and (b) in the Australian/New Zealand Operations due to a shift to higher return product lines. Volume declines and the effects of a $4.8 million unfavorable foreign currency exchange rate change were partially offset by improved unit pricing and favorable product mix of approximately $5.7 million, and the pass-through impact on sales of higher corn costs in the Industrial Ingredients business, which added $3.4 million to total sales. Gross margin as a percent of sales declined to 6.7% from 17.1% in the same period last year, primarily driven by the revenue declines discussed above, by higher raw material costs for all three business segments, and by higher manufacturing costs driven by higher energy costs, repair and maintenance expenses and lower plant utilization rates at the Company’s Australian and Industrial Ingredients businesses.
     Income from operations was $0.8 million compared to $5.8 million in the first quarter of fiscal 2008 due to the gross margin decline, partially offset by $11.0 million of insurance recoveries, net of $6.8 million of flood remediation costs. Research and development expenses declined by $0.5 million due to lower employee-related costs and lower product trial activity compared to first quarter of fiscal 2008. Operating income for the first quarter of fiscal 2008 included $1.2 million of severance costs related to reconfiguring the Australia/New Zealand business. See Note 13 to the Condensed Consolidated Financial Statements. A discussion of segment results of operations and the effective tax rate follows.
     Industrial Ingredients—North America
     First quarter sales of fiscal 2009 at the Company’s Industrial Ingredients—North America business unit declined by $7.4 million, or 15.0%, to $41.8 million from $49.2 million over the same quarter last year. Sales volume declines as a result of the Cedar Rapids flood, contributed approximately $11.6 million to lower sales. Offsetting the volume effect were improvements in average unit selling prices and the pass-through effect of higher corn costs of $4.2 million. See “Overview” above and Note 3 to the Condensed Consolidated Financial Statements for further details on the Cedar Rapids flood impact. The start-up of ethanol production, which began in the third quarter of fiscal 2008, recommenced at the end of September 2008 and contributed $9.6 million to first quarter 2009 revenue.
     Gross margin was $0.1 million compared to $8.6 million in the same quarter last year, primarily due to lower volumes of industrial starches offset by increased sales of lower margin ethanol, manufacturing input yield inefficiencies due to the start up of operations subsequent to the flood recovery at the Cedar Rapids plant, higher chemical and natural gas costs, and higher repair and maintenance costs, partially offset by favorable unit pricing. First quarter 2009 manufacturing costs reflect the impact of separating and recognizing in fiscal 2008 $2.9 million in hedge gains for corn and natural gas deliveries that were consumed in the quarter ended November 30, 2008.
     Income from operations of $1.8 million for the first quarter of fiscal 2009 included $11.0 million of insurance recoveries, offset by $6.8 million of flood remediation costs, compared to operating income of $5.7 million for the first quarter of fiscal 2008. Operating expenses were comparable to the same quarter last year and research and development expenses declined by $0.2 million due to lower employee related costs.
     Food Ingredients—North America
     Sales for the first quarter of fiscal 2009 for the Food Ingredients—North America segment were $17.7 million, an increase of $1.7 million or 10.4% over the same period last year. The sales expansion was due to improved pricing and product mix and higher sales of applications for the dairy/cheese and sauces and gravies end markets. First quarter fiscal 2009 income from operations rose 28.1% to $3.4 million compared to first quarter of last year. Gross margin improved $0.7 million over the same period last year, driven by sales growth and lower manufacturing costs, partially offset by higher raw material potato starch costs of approximately $0.4 million.

     Australia/New Zealand Operations
     Sales for the first quarter of fiscal 2009 at the Australia/New Zealand Operations decreased $8.6 million, or 29%, compared with the same quarter of fiscal 2008. The sales decline is attributable to a 23% decline in sales volume resulting from a change in sales mix to focus on products with higher returns and a $4.8 million impact from an 18% decline in the average quarterly foreign currency exchange rates, partially offset by an increase in average unit selling prices. Sales in local currency declined 13% over the same quarter last year.
     Gross margin decreased by $3.2 million primarily due to the effect of lower sales volumes and plant utilization of $1.6 million, continued high costs for wheat and corn of approximately $3.5 million as a result of a regional drought, and higher manufacturing costs related to increases in other raw materials and chemical and energy costs of $0.6 million. These increases were offset by the favorable impact from higher unit pricing and more favorable product mix of $2.5 million. Loss from operations was $1.5 million for the first quarter of fiscal 2009 compared to a loss of $0.1 million in same period last year. Included in the segment’s operating loss for the first quarter of fiscal 2008 were restructuring costs of $1.2 million. See Note 13 to the Condensed Consolidated Financial Statements.
     Corporate operating expenses
     Corporate operating expenses for the first quarter of fiscal 2009 were $2.8 million, a $0.3 million increase compared to first quarter of last year, due to higher professional fees.
     Interest expense
     Interest expense for the first quarter of fiscal 2009 increased $0.2 million due to higher average debt balances. Interest costs related to construction of the ethanol manufacturing plant were capitalized until May 2008, when the facility began commercial production. Interest capitalized was $0.3 million for the three months ended November 30, 2007.
     Income taxes
     The Company’s effective tax rate for the three months ended November 30, 2008 was 57%, an increase from the 36% effective tax rate in the first quarter of fiscal 2008. In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 retroactively reinstated and extended the research and development tax credit from January 1, 2008 through December 31, 2009. The effective tax rate for the three months ended November 30, 2008 reflected a tax benefit of $0.2 million applicable to the period January 1, 2008 through August 31, 2008.
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

     Non-operating income (loss), net
     Non-operating income (loss), net consists of the following:

	Three months ended
	November 30, 2008	November 30, 2007
	(In thousands)
Royalty and licensing income	$410	$451
Loss on foreign currency transactions	(613)	—
Other	(7)	13

Total	$(210)	$464

     During the three months ended November 30, 2008, the Company recognized a net foreign currency transaction loss on Australian dollar denominated assets and liabilities as disclosed in the table above. See Note 10 to the Condensed Consolidated Financial Statements for information on the Company’s royalty and licensing income.
Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires in 2011. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2009.
     In June 2008, the Company’s manufacturing facilities in Cedar Rapids, Iowa were shut down and evacuated due to flooding of the plant and surrounding areas. See the “Overview” section of this Part I, Item 2 for a discussion of the Company’s liquidity as a result of the flood.
     Penford had working capital of $44.2 million and $38.1 million at November 30, 2008 and August 31, 2008, respectively. Cash used in operations was $7.2 million for the three months ended November 30, 2008 compared to cash provided by operations of $13.7 million for the three months ended November 30, 2007. The decline in cash flow from operations is primarily due to a decrease in earnings over the prior year’s first quarter and the impact of higher working capital balances. Trade and insurance receivables expanded as the Company’s Industrial Ingredients sales recovered after operations were restarted in September and October 2008.
     In fiscal 2007, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”). See Note 7 to the Condensed Consolidated Financial Statements. At November 30, 2008, the Company had $20.0 million and $8.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. During the three months ended November 30, 2008, debt, including the effects of foreign currency exchange rates, expanded $6.0 million to fund flood restoration costs and other working capital requirements. In addition, the Company had borrowed $44.2 million of the $45 million in capital expansion loans available under the credit facility for the construction of the ethanol facility. The Company’s ability to borrow under its $60 million revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement.
     During the fourth quarter of fiscal 2008, the Company sought and obtained an amendment to the 2007 Agreement to address the impact of the Cedar Rapids flood. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Fixed Charge Coverage Ratio was reduced to 1.25 through November 30, 2008 and 1.50 thereafter as defined in the 2007 Agreement.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank for a maximum of $26.3 million U.S. dollars at the exchange rate at November 30, 2008. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $0.9 million at November 30, 2008.
     As of November 30, 2008, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $26.8 million at 4.18% and $5.2 million at 5.08%, plus the applicable margin under the 2007 Agreement. At November 30, 2008, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $1.7 million.

     The Company paid dividends of $0.7 million during the three months ended November 30, 2008, which represents a quarterly rate of $0.06 per share. On October 29, 2008, the Board of Directors declared a dividend of $0.06 per common share payable on December 5, 2008 to shareholders of record as of November 14, 2008. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements. Pursuant to the 2007 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $8 million in any fiscal year or if there exists a Default or Event of Default as defined in the 2007 Agreement.
Contractual Obligations
     The Company is a party to various debt and lease agreements at November 30, 2008 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of November 30, 2008, there have been no material changes in the Company’s contractual obligations since August 31, 2008.
Pension Contributions
     In light of the temporary pension funding relief provided by the Worker, Retiree and Employer Recovery Act of 2008 (the “Act”), which was enacted in December 2008, the Company currently estimates that the minimum funding contributions to its defined benefit pension plans for plan year 2009 (calendar year 2009) will be $2.4 million, a reduction of $1.1 million from the $3.5 million disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. The payments are estimated to be $0.4 million in each of fiscal years 2009 and 2010 and $1.6 million in fiscal year 2011.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at November 30, 2008.
Recent Accounting Pronouncements
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
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. For the Company, SFAS 161 is effective December 1, 2008 and will result in additional disclosures in the notes to the consolidated financial statements.
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
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010). The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company’s consolidated financial statements.
Critical Accounting Policies
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2008 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
     Goodwill
     The Company continues to monitor and evaluate its share price and the financial performance of the Australia/New Zealand Operations, as well as the impact from recent economic events, to assess the potential for the fair value of the reporting unit to decline below its book value. If the Company determines that there is a potential for the fair value of its Australia/New Zealand Operations to decline below carrying value, the Company will undertake an interim assessment of its recorded amount of goodwill. The amount of goodwill allocated to the Australia/New Zealand Operations reporting unit at November 30, 2008 was approximately $13.9 million.
     Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risks since August 31, 2008.
     Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2008. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Item 1A: Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, which could materially impact the Company’s business, financial condition and future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
     Item 6: Exhibits.
     (d) Exhibits

10.1	Form of Amendment to Change in Control Agreement. The form of the Change in Control Agreement was filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2006, filed on April 10, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation (Registrant)
January 9, 2009	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Amendment to Change in Control Agreement. The form of the Change in Control Agreement was filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 2006, filed on April 10, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002