Form 10-Q
period 2009-02-28
PENFORD CORP
filed 2009-04-09
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of April 3, 2009 was 11,265,953.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
(In thousands, except per share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$39	$534
Trade accounts receivable, net	41,002	28,752
Inventories	40,229	50,200
Prepaid expenses	4,102	4,370
Insurance recovery receivable	—	8,000
Income tax receivable	9,722	10,052
Other	5,558	3,881

Total current assets	100,652	105,789

Property, plant and equipment, net	153,127	169,932
Restricted cash value of life insurance	10,519	10,465
Deferred tax asset	2,051	6,293
Goodwill, net	5,833	26,043
Other intangible assets, net	665	760
Other assets	1,538	1,151

Total assets	$274,385	$320,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$6,360	$1,301
Current portion of long-term debt and capital lease obligations	10,524	8,029
Short-term borrowings	1,340	676
Accounts payable	28,572	46,475
Accrued liabilities	10,396	11,195

Total current liabilities	57,192	67,676

Long-term debt and capital lease obligations	70,306	59,860
Other post-retirement benefits	13,117	12,862
Other liabilities	18,890	19,673

Total liabilities	159,505	160,071

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,157 and 13,127 shares, respectively	13,157	13,127
Additional paid-in capital	92,612	91,443
Retained earnings	50,193	74,092
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income (loss)	(8,325)	14,457

Total shareholders’ equity	114,880	160,362

Total liabilities and shareholders’ equity	$274,385	$320,433

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share data)	2009	2008	2009	2008
Sales	$79,808	$87,889	$160,499	$182,750

Cost of sales	83,951	76,384	159,254	154,992

Gross margin	(4,143)	11,505	1,245	27,758

Operating expenses	7,267	6,666	14,534	13,906
Research and development expenses	1,562	2,073	3,080	4,095
Goodwill impairment	13,828	—	13,828	—
Flood related costs, net of insurance proceeds	(3,800)	—	(8,034)	—
Restructure costs	—	95	—	1,329

Income (loss) from operations	(23,000)	2,671	(22,163)	8,428

Non-operating income, net	1,924	791	1,714	1,254
Interest expense	1,349	601	2,842	1,867

Income (loss) before income taxes	(22,425)	2,861	(23,291)	7,815

Income tax expense (benefit)	(247)	546	(744)	2,338

Net income (loss)	$(22,178)	$2,315	$(22,547)	$5,477

Weighted average common shares and equivalents outstanding:
Basic	11,174	10,857	11,165	9,988
Diluted	11,174	11,195	11,165	10,381

Earnings (loss) per share:
Basic	$(1.98)	$0.21	$(2.02)	$0.55
Diluted	$(1.98)	$0.21	$(2.02)	$0.53

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	February 28,	February 29,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(22,547)	$5,477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	9,267	7,841
Stock-based compensation	1,453	989
Goodwill impairment	13,828	—
Gain on sale of dextrose product line	(1,562)	—
Deferred income taxes	2,480	(2,530)
Loss on derivative transactions	840	4,085
Loss (gain) on foreign currency transactions	641	(1,015)
Other	4	(12)
Change in assets and liabilities:
Trade accounts receivable	(15,968)	6,295
Prepaid expenses	(25)	779
Inventories	143	(5,095)
Accounts payable and accrued liabilities	(16,448)	(11,847)
Income tax	(387)	(1,874)
Insurance recovery receivable	8,000	—
Other	2,823	(368)

Net cash provided by (used in) operating activities	(17,458)	2,725

Cash flows from investing activities:
Investment in property, plant and equipment, net	(3,270)	(29,429)
Proceeds from sale of dextrose product line	2,857	—
Other	(51)	(60)

Net cash used in investing activities	(464)	(29,489)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,902	2,424
Payments on short-term borrowings	(6,063)	(8,710)
Proceeds from revolving line of credit	38,476	40,529
Payments on revolving line of credit	(21,500)	(25,052)
Payments of long-term debt	(3,250)	(25,625)
Exercise of stock options	—	69
Net proceeds from issuance of common stock	—	46,844
Payment of loan fees	(551)	—
Increase (decrease) in cash overdraft	5,059	(723)
Payment of dividends	(1,350)	(1,100)
Other	(140)	(9)

Net cash provided by financing activities	17,583	28,647

Effect of exchange rate changes on cash and cash equivalents	(156)	(63)

Net increase (decrease) in cash and cash equivalents	(495)	1,820
Cash and cash equivalents, beginning of period	534	—

Cash and cash equivalents, end of period	$39	$1,820

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1—BUSINESS
     Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications, and a manufacturer of corn-based ethanol. The Company operates manufacturing facilities in the United States, Australia and New Zealand.
     Penford operates in three business segments, each utilizing its carbohydrate chemistry expertise to develop starch-based products for value-added applications that improve the quality and performance of customers’ products. The first two segments, Industrial Ingredients and Food Ingredients, are broad categories of end-market users, primarily served by the Company’s United States operations. The third segment consists of geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business.
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
     On June 12, 2008, the Company’s Cedar Rapids, Iowa plant was temporarily shut down due to record flooding of the Cedar River and government-ordered evacuation of the plant and surrounding areas. See Note 3.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2009 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 28, 2009 and February 29, 2008 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.
     Use of Estimates
     The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and underlying assumptions affect the amounts of assets and liabilities reported, the disclosures in the financial statements and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill and other long-lived assets, and legal contingencies and assumptions used in the calculation of income taxes, pension and other post-retirement benefits, among others. These estimates are based on management’s best estimate and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. The current credit market and volatile equity, foreign currency, commodity and energy markets have combined to increase the uncertainty inherent in management’s estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from these estimates.
     Accounting Changes
     Effective September 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption did not have a material impact on the company’s financial statements. See Note 14. Due to the issuance of FASB Staff Position No. 157-2 (“FSP 157-2”), the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value. The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 and addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. Effective December 1, 2008, the Company adopted SFAS 161. See Note 14.
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
     In June 2008, the FASB issued Staff Position FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company’s consolidated financial statements.
     In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures on a prospective basis about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The adoption of FSP 132(R)-1 will not have an effect on the Company’s consolidated financial statements. The Company is currently evaluating the disclosure requirements of this standard.
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
     During fiscal 2008 and the first six months of fiscal 2009, the Company recorded flood restoration costs of $45.5 million, and insurance recoveries of $26.0 million, as follows:

	Three months ended	Three months ended	Three months ended
	August 31, 2008	November 30, 2008	February 28, 2009	Total

	(In thousands)
Repairs of buildings and equipment	$17,082	$5,790	$454	$23,326
Site remediation	5,389	348	—	5,737
Write off of inventory and fixed assets	4,016	71	—	4,087
Continuing costs during production shut down	9,771	—	—	9,771
Other	1,797	577	177	2,551

	38,055	6,786	631	45,472
Insurance recoveries	(10,500)	(11,020)	(4,431)	(25,951)

Net flood costs (recoveries)	$27,555	$(4,234)	$(3,800)	$19,521

     The direct costs of the flood in the table above do not include lost profits from the interruption of the business.
     Insurance recoveries
     During the second quarter and first six months of fiscal 2009, the Company recognized insurance recoveries of $4.4 million and $15.5 million, respectively. These recoveries have been recorded as an offset to the losses caused by the flooding. The Company will continue to process its claims for flood losses under its insurance policies, but is unable to estimate the amount or timing of future recoveries. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.
     4—GOODWILL
     The Company tests its goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Penford performed its annual impairment test as of June 1, 2008 and determined that goodwill in its Australia/New Zealand and Food Ingredients — North America reporting units was not impaired at that time. During the second quarter of fiscal 2009, the Company continued to experience a worsening demand outlook, a decline in its sales and operating income, as well as a reduction in its expected future cash flows. In addition, Penford experienced a sustained, significant decline in its stock price. Given these impairment indictors, the Company determined that there was a potential for its goodwill to be impaired.
     Accordingly, the Company performed an interim impairment evaluation of its goodwill as of February 28, 2009. The Company completed its interim goodwill impairment evaluation for both its Australia/New Zealand and Food Ingredients — North America reporting units. The estimated fair value of the Food Ingredients — North America reporting unit exceeded the carrying value of its net assets by approximately $43 million, and the Company determined that no adjustment to the recorded amount of goodwill of this reporting unit was required. However, during the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand reporting unit.

     5—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective in the second quarter of fiscal 2006. The Directors’ Plan expired in August 2005. As of February 28, 2009, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 185,528. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
     Valuation and Expense Under SFAS No. 123R
     On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the Company’s stock option awards and the selected dividend yield assumption was determined in view of the Company’s historical and estimated dividend payout. The Company has no reason to believe that the expected volatility of its stock price or its option exercise patterns would differ significantly from historical volatility or option exercises. No stock options were granted under the 2006 Incentive Plan during the six months ended February 28, 2009.
     Stock Option Awards
     A summary of the stock option activity for the six months ended February 28, 2009, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2008	1,376,347	$15.17
Granted	—	—
Exercised	—	—
Cancelled	(1,481)	—

Outstanding Balance, February 28, 2009	1,374,866	$15.17	4.79	$—

Options Exercisable at February 28, 2009	858,991	$14.08	4.05	$—
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.88 as of February 28, 2009 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three months ended February 29, 2008 was $10,100. No stock options were exercised during the six months ended February 28, 2009.
     As of February 28, 2009, the Company had $2.0 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.7 years.

     Restricted Stock Awards
     The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 28, 2009 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2008	109,365	$34.15
Granted	13,832	10.12
Vested	(33,615)	31.84
Cancelled	—	—

Nonvested at February 28, 2009	89,582	$31.31
     On January 1, 2009, each non-employee director received an award of 1,976 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which will vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of February 28, 2009, the Company had $1.5 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.5 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for the three and six months ended February 28, 2009 and February 29, 2008 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Cost of sales	$74	$48	$164	$86
Operating expenses	529	577	1,258	897
Research and development expenses	15	2	31	6

Total stock-based compensation expense	$618	$627	$1,453	$989
Tax benefit	235	238	552	376

Total stock-based compensation expense, net of tax	$383	$389	$901	$613

     6—INVENTORIES
     The components of inventory are as follows:

	February 28,	August 31,
	2009	2008
	(In thousands)
Raw materials	$18,424	$26,578
Work in progress	731	1,139
Finished goods	21,074	22,483

Total inventories	$40,229	$50,200

     Changes in Australian and New Zealand currency exchange rates have caused a reduction in the recorded amount of inventory in the first six months of fiscal 2009 by approximately $5.6 million. Raw material inventory declined in the first six months of fiscal 2009 primarily due to the consumption of on-site corn inventories and a decline in the price of corn in the Industrial Ingredients — North America business.
     7—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	February 28,	August 31,
	2009	2008
	(In thousands)
Land	$18,139	$20,993
Plant and equipment	369,465	385,632
Construction in progress	7,800	6,808

	395,404	413,433
Accumulated depreciation	(242,277)	(243,501)

Net property, plant and equipment	$153,127	$169,932

     Changes in Australian and New Zealand currency exchange rates have caused a reduction in the recorded amount of net property, plant and equipment in the first six months of fiscal 2009 by approximately $9.9 million.
8—DEBT
     In fiscal 2007, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., (New York Branch) (“Rabobank Nederland”); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
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
     On February 26, 2009, the Company entered into a second amendment to the 2007 Agreement (the “Second Amendment”). The Second Amendment adjusts certain covenants and other provisions in the 2007 Agreement to provide additional relief from the financial impact of the flood at the Company’s Cedar Rapids, Iowa facility. The amendment provides that the “Total Funded Debt Ratio,” under the 2007 Agreement, which is computed as funded debt divided by EBITDA (which is, generally, earnings before interest, taxes, depreciation and amortization, plus (minus) certain non-cash losses (gains) and costs and insurance recoveries related to the flood in Cedar Rapids, Iowa) shall not exceed 4.00 through August 31, 2009, 3.25 for the first quarter of fiscal 2010 and 3.00 for each fiscal quarter thereafter. In addition, the Second Amendment requires the Company to maintain a consecutive twelve month minimum EBITDA (as defined in the Second Amendment) of $20.0 million for each fiscal quarter through November 2009. The Second Amendment also provides that the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $4 million during its 2009 fiscal year and $8 million in any fiscal year thereafter. The Second Amendment limits the Company’s annual capital expenditures to $12 million for fiscal year 2009 and $20 million thereafter as defined in the 2007 Agreement. Additionally, the Second Amendment increased the maximum commitment fee for undrawn balances by 10 basis points and the maximum LIBOR margin payable on outstanding debt was increased by 100 basis points. The incremental annual interest expense from these pricing changes is estimated at $0.8 million per annum, based on current outstanding borrowings. Pursuant to the Second Amendment, Bank of Montreal became the Administrative agent under the 2007 Agreement, replacing Harris N.A. This description is qualified in its entirety by reference to the Second Amendment, which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2009.

     At February 28, 2009, the Company had $29.4 million and $7.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $43.0 million outstanding under its capital expansion credit facility on February 28, 2009. The Company’s ability to borrow under its $60 million revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank for a maximum of $26.0 million U.S. dollars at the exchange rate at February 28, 2009. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $1.3 million at February 28, 2009.
     As of February 28, 2009, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $25.6 million at 4.18% and $5.4 million at 5.08%, plus the applicable margin under the 2007 Agreement. At February 28, 2009, the fair value of the interest rate swaps was recorded on the balance sheet as a liability of $1.9 million.
     9—INCOME TAXES
     The Company’s Australian operations reported a tax loss for fiscal 2008 and for the first half of fiscal 2009. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to the uncertainty related to generating sufficient future taxable income in Australia, the Company currently believes that it is more likely than not that the net deferred tax benefit will not be realized. Accordingly, in the second quarter of fiscal 2009 the Company recorded a $2.1 million valuation allowance against the entire Australian net deferred tax asset. A valuation allowance has not been recognized on the net U.S. deferred tax asset as there is sufficient taxable income in carryback years to realize the net deferred tax asset.
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2009 were 1.1% and 3.2%, respectively. The reduction in the effective tax rates from the U.S. federal statutory rate is primarily due to (1) a $2.1 million valuation allowance recognized against the Australian net deferred tax assets as discussed above, and (2) no recognition of a tax benefit in connection with the Australian goodwill impairment charge of $13.8 million as this charge is not deductible for tax purposes, and (3) an increase in the amount of unrecognized tax benefits as discussed below.
     The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), increased by $0.7 million and $0.8 million for the three and six months ended February 28, 2009. The total amount of unrecognized tax benefits at February 28, 2009 was $1.5 million, all of which, if recognized, would favorably impact the effective tax rate. The Company has been notified by one state taxing jurisdiction that its fiscal 2004-2006 tax returns will be audited beginning in the third quarter of fiscal 2009. None of the Company’s other income tax returns are under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at February 28, 2009 will change materially in the next 12 months.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Adjustments to the Company’s tax expense related to the prior fiscal year, amounts recorded in accordance with FIN 48, changes in tax rates, and the effect of a change in the beginning-of-the-year valuation allowance are treated as discrete items and are recorded in the period in which they arise.

     10—STOCKHOLDERS’ EQUITY
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
     11—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February	February	February	February
	28, 2009	29, 2008	28, 2009	29, 2008
	(In thousands)
Net income (loss)	$(22,178)	$2,315	$(22,547)	$5,477
Foreign currency translation adjustments	(1,346)	5,598	(20,302)	11,069
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	(1,890)	1,294	(2,480)	1,355

Total comprehensive income (loss)	$(25,414)	$9,207	$(45,329)	$17,901

     The change in the foreign currency translation adjustments in the first six months of fiscal 2009 is due to the decline of approximately 25% in the Australian and New Zealand dollars compared to the U.S. dollar since August 31, 2008.
     12—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)
Royalty and licensing income	$377	$405	$787	$855
Gain on sale of dextrose product line	1,562	—	1,562	—
Gain (loss) on foreign currency transactions	(28)	434	(641)	444
Other	13	(48)	6	(45)

Total	$1,924	$791	$1,714	$1,254

     In February 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
     During the three and six months ended February 28, 2009, the Company recognized a net foreign currency transaction loss on Australian dollar denominated assets and liabilities as disclosed in the table above.
     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company has recognized $11.2 million in royalty income from the inception of the agreement through February 28, 2009.

     In the first quarter of fiscal 2007, in connection with the settlement of litigation in which Penford’s Australian subsidiary companies were plaintiffs, Penford received a one-time payment of $625,000 and granted a license to one of the defendants in this litigation under Penford’s RS Patents for applications not related to human nutrition. In addition, as part of the settlement agreement, Penford became entitled to receive additional royalties under a license of rights under the RS Patents in human nutrition applications and to receive certain other benefits, including an acceleration and extension of royalties under its license with National Starch. At the time of the settlement, the Company began recognizing license income of $625,000 ratably over the remaining life of the patent license, which at the time of the settlement was estimated to be seven years.
     13 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 28, 2009 and February 29, 2008 are as follows:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
Defined benefit pension plans	2009	2008	2009	2008
	(In thousands)
Service cost	$355	$371	$710	$742
Interest cost	645	623	1,290	1,246
Expected return on plan assets	(607)	(663)	(1,214)	(1,326)
Amortization of prior service cost	63	63	126	126
Amortization of actuarial losses	53	13	106	26

Net periodic benefit cost	$509	$407	$1,018	$814

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
Post-retirement health care plans	2009	2008	2009	2008
	(In thousands)
Service cost	$65	$78	$130	$156
Interest cost	228	213	456	426
Amortization of prior service cost	(38)	(38)	(76)	(76)

Net periodic benefit cost	$255	$253	$510	$506

     14—DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASURMENTS
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

Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.
Presented below are the fair values of the Company’s financial instruments at February 28, 2009.

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives	$1,329	$—	$—	$1,329

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,929	$—	$1,929
Foreign currency contracts	—	272	—	272

Total Liabilities	$—	$2,201	$—	$2,201

     Derivative Instruments
     Effective December 1, 2008, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses.
     Interest Rate Swap Agreements
     The Company uses interest rate swaps to manage the variability of interest payments associated with its floating-rate long-term debt obligations. The interest payable on the long-term debt effectively becomes fixed at a certain rate and reduces the impact of future interest rate changes on future interest expense. As of February 28, 2009, the Company had three interest rate swaps which fixed the interest payable on $25.6 million of long-term debt at 4.18% and on $5.4 million of long-term debt at 5.08%, plus the applicable margin under the 2007 Agreement. The notional amounts, interest rate reset dates, underlying benchmark rates and interest payment dates match the terms of the long-term debt. The Company has designated the swap agreements as cash flow hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized losses on the interest rate swaps are included in accumulated other comprehensive income (loss). The periodic settlements on the swaps are recorded as interest expense.
     Foreign Currency Contracts
     The Company’s Food Ingredients — North America business purchases certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchases foreign currency forward contracts. The Company has designated these contracts as cash flow hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To the extent the amounts and timing of the forecasted cash flows and the forward contracts continue to match, the unrealized losses on the foreign currency purchase contracts are included in accumulated other comprehensive income (loss). The gain or loss on the contracts is recorded in cost of goods sold at the time the inventory is sold. At February 28, 2009, the Company had contracts to purchase CZK 31,420,146 at various dates between April and August 2009 at a weighted average exchange rate of 18.63 CZK per U.S. $1.
     Commodity Contracts
     The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of goods sold. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense.
     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in market value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are expected to occur within 12 months of the time the hedge is established.
     As of February 28, 2009, the Company had the following outstanding forward futures contracts:

Corn Futures	2,895,000 Bushels
Natural Gas Futures	1,200,000 mmbtu (millions of British thermal units)
Interest Rate Contracts	31,000,000 US Dollars
Foreign Exchange Contracts	31,420,146 CZK

     The fair values of our financial assets, liabilities, and statement of derivative positions in the scope of SFAS 161 as of February 28, 2009, were as follows:

	Fair Value of Derivative Instruments
Derivatives Designated as Hedging	as of the Quarter Ended February 28, 2009
Instruments under SFAS 133	(in thousands)
	2009 Asset Derivatives		2009 Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Cash Flow Hedges:
Corn Futures	Other Current Assets	$235	Other Current Assets	($2,176)
Natural Gas Futures	Other Current Assets	—	Other Current Assets	(4,902)
Interest Rate Contracts	Other Current Assets	—	Accrued Liabilities	(1,929)
Foreign Exchange Contracts	Other Current Assets	—	Accrued Liabilities	(272)

Total Cash Flow Hedges		235		(9,279)

Fair Value Hedges:
Corn Futures	Other Current Assets	2,954	Other Current Assets	(339)

Total Fair Value Hedges		2,954		(339)

Total Derivatives Designated as Hedging Instruments under SFAS 133		$3,189		($9,618)

Derivatives in SFAS 133 Cash	The Effect of Derivative Instruments on the Statement of Financial Performance
Flow Hedging Relationships	for the Quarter Ended February 28, 2009
(in thousands)
Amount of Gain or
		Location of Gain or	Amount of Gain or		(Loss) Recognized
	Amount of Gain or	(Loss) Reclassified	(Loss) Reclassified	Location of Gain or (Loss)	in Income on
	(Loss)	from Accum OCI into	from Accum OCI into	Recognized in Income on	Derivative
	Recognized in OCI	Income	Income (Effective	Derivative (Ineffective	(Ineffective
	(Effective Portion)	(Effective Portion)	Portion)	Portion)	Portion)
		Income Statement		Income Statement
		Location		Location

Cash Flow Hedging Relationships:
Corn Futures	$(905)	Cost of goods sold	$6,981	Cost of goods sold	$618
Natural Gas Futures	(4,902)	Cost of goods sold	(795)	Cost of goods sold	—
Interest Rate Contracts	(1,929)	Interest expense	(47)	Interest Expense	—
Foreign Exchange Contracts	(290)	Cost of goods sold	—	Cost of goods sold	—

Total	$(8,026)		$6,139		$618

Derivatives in SFAS 133 Fair	The Effect of Derivative Instruments on the Statement of Financial Performance
Value Hedging Relationships	for the Quarter Ended February 28, 2009
(in thousands)
Location of
		Amount of Gain		Location of	Gain/(Loss)
	Location of Gain /	/ (Loss)	Hedged Item in	Gain/(Loss)	Recognized in
	(Loss) Recognized	Recognized in	SFAS 133 Fair	Recognized in	Income on
	in Income on	Income on	Value Hedge	Income on Related	Related Hedged
	Derivative	Derivative	Relationships	Hedged Item	Item
	Income Statement			Income Statement
	Location			Location

Fair Value Hedge Relationships:
Corn Futures	Cost of goods sold	—	Firm Commitments/Inventory	Cost of goods sold	$337

Total		—			$337

     15—RESTRUCTURING COSTS
     In the first quarter of fiscal 2008, in connection with reconfiguring the Company’s Australian business, a workforce reduction was implemented in the Company’s two Australian operating facilities. In connection therewith, $1.2 million in employee severance costs and related benefits were charged to operating income in the first quarter. In the second quarter of fiscal 2008, the Company’s Australian business recorded a restructuring charge of $0.1 million related to a workforce reduction implemented at its New Zealand operations. These costs are shown as “Restructure Costs” in the statement of operations.
     16—SEGMENT REPORTING
     Financial information for the Company’s three segments is presented below. The first two segments, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, primarily served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based products for industrial applications, primarily in the paper and packaging products and fuel grade ethanol industries. The Food Ingredients segment produces specialty starches for food applications. The third segment is the Company’s geographically separate operations in Australia and New Zealand, which are engaged primarily in the food ingredients business. A fourth item for “corporate and other” activity is presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and elimination and consolidation entries. The elimination of intercompany sales between Australia/New Zealand operations and Food Ingredients—North America is presented separately since the chief operating decision maker views segment results prior to intercompany eliminations.

	Three months ended		Six months ended
	February	February	February	February
	28, 2009	29, 2008	28, 2009	29, 2008
	(In thousands)
Sales:
Industrial Ingredients—North America	$47,315	$49,076	$89,157	$98,286
Food Ingredients—North America	16,623	15,642	34,365	31,718
Australia/New Zealand Operations	16,068	23,458	37,428	53,402
Intercompany sales	(198)	(287)	(451)	(656)

	$79,808	$87,889	$160,499	$182,750

Income (loss) from operations:
Industrial Ingredients—North America	$(6,652)	$4,568	$(4,852)	$10,265
Food Ingredients—North America	2,813	2,207	6,211	4,859
Australia/New Zealand Operations	(16,787)	(2,045)	(18,320)	(2,120)
Corporate and other	(2,374)	(2,059)	(5,202)	(4,576)

	$(23,000)	$2,671	$(22,163)	$8,428

     In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge related to its Australian/New Zealand Operations. See Note 4 for further details.

	February 28,	August 31,
	2009	2008
	(In thousands)
Total assets:
Industrial Ingredients-North America	$144,830	$141,618
Food Ingredients—North America	33,530	35,100
Australia/New Zealand Operations	64,192	111,255
Corporate and other	31,833	32,460

	$274,385	$320,433

     17—EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three and six months ended February 28, 2009 and February 29, 2008.

	Three months ended		Six months ended
	February	February	February	February
	28, 2009	29, 2008	28, 2009	29, 2008
	(In thousands)
Weighted average common shares outstanding	11,174	10,857	11,165	9,988
Dilutive stock options and awards	—	338	—	393

Weighted average common shares outstanding, assuming dilution	11,174	11,195	11,165	10,381

     For the three and six months ended February 28, 2009, there were 86,701 and 92,174 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 104,605 and 70,061 shares for the three and six months ended February 29, 2008, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,375,788 and 1,376,069 shares of common stock for the three and six months ended February 28, 2009, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. For the three and six months ended February 29, 2008, there were no stock options excluded from the calculation of diluted earnings (loss) per share.
     18—LEGAL PROCEEDINGS
     The Company is involved from time to time in various claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
     19—GUARANTEE
     In February 2009, Penford Corporation entered into an agreement with a supplier of grain to the Company’s subsidiary company, Penford New Zealand Limited. Pursuant to this agreement, the Company has guaranteed the trade payable obligations of Penford New Zealand arising from the purchase of grain from this supplier up to a limit of 9.0 million New Zealand Dollars or the New Zealand Dollar equivalent of $5.0 million U.S. Dollars, whichever is less. The guarantee continues for the period during which the supplier sells grain to Penford New Zealand. As of February 28, 2009, the outstanding payable balance related to this guarantee is 2.8 million New Zealand Dollars, which was equivalent to $1.4 million U.S. Dollars on that date. This outstanding balance is included in accounts payable in the Condensed Consolidated Balance Sheet.

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

     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, gross margins and operating income of the Company’s business segments. Penford manages its business in three segments. The first two, Industrial Ingredients—North America and Food Ingredients—North America, are broad categories of end-market users, served by operations in the United States. The third segment is comprised of the Company’s operations in Australia and New Zealand, which operations are engaged primarily in the food ingredients business. See Notes 1 and 16 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.
     Impact of Cedar Rapids Flood
     On June 12, 2008, the Company’s Industrial Ingredients — North America plant in Cedar Rapids, Iowa was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. By the end of the first quarter of fiscal 2009, the facility’s processing rate had reached pre-flood levels.
     During the second quarter of fiscal 2009, the Company recorded $0.6 million of flood restoration costs which are recognized, net of insurance recoveries of $4.4 million, in loss from operations in the financial statements. For the six months ended February 28, 2009, the Company recorded $7.4 million of flood restoration costs which are recognized, net of insurance recoveries of $15.5 million, in loss from operations in the financial statements. The total direct costs of the flood since June 2008 were $45.5 million, which included ongoing expenses during the time the plant was shut down, but did not include lost profits. See Note 3 to the Condensed Consolidated Financial Statements for details of the restoration costs.
     During the second quarter of fiscal 2009, the Company recognized $4.4 million of insurance recoveries. These recoveries have been recorded as an offset to the losses caused by the flooding. The insurance recoveries recognized to date total $26.0 million.
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
     Goodwill
     During the second quarter of fiscal 2009, the Company continued to experience a worsening demand outlook, a decline in its sales and operating income, as well as a reduction in its expected future cash flows. In addition, Penford experienced a sustained, significant decline in its stock price. During the second quarter of fiscal 2009, the Company concluded that there were sufficient indicators to perform an interim goodwill impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Based on the analysis, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand Operations segment. See Note 4 to the Condensed Consolidated Financial Statements.
     Accounting Changes
     Effective September 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption did not have a material impact on the company’s financial statements. See Note 14 to the Condensed Consolidated Financial Statements. Due to the issuance of FASB Staff Position No. 157-2 (“FSP 157-2”), the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value. The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 and addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. Effective December 1, 2008, the Company adopted SFAS 161. See Note 14 to the Condensed Consolidated Financial Statements.
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended February 28, 2009 declined 9.2% to $79.8 million from $87.9 million in the second quarter of fiscal 2008, primarily due to a significant decline in the demand for paper and writing products, a shift in the manufacturing mix in the Industrial Ingredients — North America business to produce ethanol which sells at lower average prices than industrial starches, and lower foreign currency exchange rates in the Australia/New Zealand operations. These factors were partially offset by favorable unit pricing in the Australia/New Zealand operations and the Food Ingredients — North America segments. Consolidated second quarter gross margin declined $15.6 million to a loss of $4.1 million, primarily due to a decline in ethanol selling prices which caused a gross margin loss at the Industrial Ingredients — North America segment, as well as lower plant utilization in the Australia/New Zealand business. Loss from operations was $23.0 million, $25.7 million lower than the second quarter operating income of $2.7 million for fiscal 2008 due to gross margin declines and a $13.8 million non-cash goodwill impairment charge related to its Australian and New Zealand business segment. See Note 4 to the Condensed Consolidated Financial Statements.
     Consolidated sales for the six months ended February 28, 2009 decreased 12.2% to $160.5 million from $182.7 million in the same period last year on lower foreign currency exchange rates and a decline in sales volumes in the Australia/New Zealand Operations, and, in the Industrial Ingredients — North America business, on lower average unit selling prices for ethanol than for industrial starches. These factors were partially offset by higher average unit pricing in the Australia/New Zealand and Food Ingredients — North America businesses. Gross margin as a percent of sales was 0.8%, compared to 15.2% last year, on higher grain costs in Australia and New Zealand, revenue declines, and lower plant utilization in the Australia/New Zealand business. Operating loss for the first half of fiscal 2009 declined to $22.2 million from operating income of $8.4 million for the first half of fiscal 2008 due to decreased gross margins and a $13.8 million non-cash goodwill impairment charge related to its Australian and New Zealand business segment. See Note 4 to the Condensed Consolidated Financial Statements. Included in operations for the three- and six-month periods ended February 28, 2009 were net insurance proceeds of $3.8 million and $8.0 million, respectively. See Note 3 to the Condensed Consolidated Financial Statements. Operating income for the first six months of fiscal 2008 included $1.3 million of severance costs related to reconfiguring the Australia/New Zealand business. See Note 15 to the Condensed Consolidated Financial Statements. A discussion of segment results of operations and the effective tax rate follows.
     Industrial Ingredients—North America
     In the second quarter of fiscal 2009, U.S. economic activity contracted significantly and demand for our customers’ paper and packaging products declined sharply. The paper industry balanced manufacturing capacity with decreased demand by taking downtime or permanently closing mills and operating rates at paper mills decreased. Declines in the prices for gasoline and other fuels have also depressed prices for ethanol.
     Second quarter fiscal 2009 sales at the Company’s Industrial Ingredients—North America business unit declined $1.8 million, or 3.6%, to $47.3 million. Starch volumes decreased as demand declined for paper and packaging products. Average unit selling prices improved for the core starch product lines by 8.5% and sales and pricing for the

Company’s specialty Liquid Natural Additives applications improved modestly from a year ago. Sales of ethanol, which the Company began producing in the third quarter of last fiscal year, were $14.3 million in the second quarter of fiscal 2009. Sales for the first half of fiscal 2009 decreased 9% to $89.2 million as double-digit improvements in unit pricing in all starch categories were not able to offset volume declines. Sales of ethanol, which was not produced in the first half of fiscal 2008, were $24.0 million for the first six months of fiscal 2009.
     Income from operations for the second quarter of fiscal 2009 at the Company’s Industrial Ingredients—North America business unit decreased from $4.6 million a year ago to an operating loss of $6.7 million in fiscal 2009. Second quarter fiscal 2009 gross margin was a loss of $7.4 million compared to positive margin of $7.4 million for the second quarter of fiscal 2008. Unit margins on ethanol are lower than industrial starch and the decline in ethanol selling prices as well as the unfavorable mix in revenues decreased gross margin for the industrial business. Margin and operating losses of $7.3 million and $4.9 million, respectively, for the six months ended February 28, 2009 were also driven by the increase in lower margin ethanol sales and the reduction in starch sales to the paper markets. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the insurance recoveries and costs associated with the flooding in the summer of 2008. The Company recorded net insurance recoveries of $3.8 million and $8.0 million for the second quarter and first half of fiscal 2009, respectively.
     Food Ingredients—North America
     Fiscal 2009 second quarter sales for the Food Ingredients—North America segment of $16.6 million increased 6.3%, or $1.0 million, from the second quarter of fiscal 2008, due to higher average unit pricing and improved mix with 18% growth in potato coating sales and higher sales of pet chew and treats product lines. Sales for the six months ended February 28, 2009 rose 8.3%, or $2.6 million, to $34.4 million over the same period last year. Sales growth was driven by improvements in potato coatings and the pet chew and treats product lines and a 27% increase in sales of applications for the dairy/cheese end market and higher sales in the sauces and gravies end markets.
     Income from operations for the second quarter of fiscal 2009 at the Food Ingredients—North America segment was $2.8 million, a 28% increase over the same period last year. Second quarter gross margin improved 15.3% to $4.8 million on favorable pricing and product mix and lower distribution costs, partially offset by lower volumes. Income from operations for the first half of fiscal 2009 improved to $6.2 million, a $1.4 million increase compared to the same period of fiscal 2008. Gross margin increased by $1.4 million, and gross margin as a percent of sales expanded 180 basis points over last year’s period on improved pricing and lower distribution costs, partially offset by lower volumes. Operating expenses and research activities were comparable to the same period last year as higher employee-related costs were offset by lower expenditures for product trials.
     In the second quarter of fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale, reflected in “Non-operating income, net” in the statement of operations.
     Australia/New Zealand Operations
     Sales at the Australia/New Zealand operations declined 31.5%, or $7.4 million, in the second quarter of fiscal 2009 over the same period of fiscal 2008 primarily due to the decline in the foreign currency exchange rates compared to the U.S. dollar. Lower sales volume of 11% due to rationalization of lower-margin products, partially offset by higher average unit pricing also contributed to the decline in second quarter revenues. Second quarter sales in local currency declined by 8.8% over the same quarter of fiscal 2008 and average unit pricing in local currency increased 2.7%. Sales for the six months ended February 28, 2009 decreased 29.9% to $37.4 million from $53.4 million last year, primarily due to a 21% decrease in the average foreign currency exchange rate and an 18% decline in sales volumes, partially offset by higher average unit pricing. Sales in local currency decreased 11% and average unit pricing increased 8.7% in local currency.
     In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge. See Note 4 to the Condensed Consolidated Financial Statements. Fiscal 2009 second quarter loss from operations at the Company’s Australia/New Zealand operations was $16.8 million compared to an operating loss of $2.0 million in the same period of fiscal 2008. Second quarter fiscal 2009 gross margin declined by $1.5 million to a loss of $1.6 million. Grain costs in the quarter were $1.0 million higher than a year ago as the drought in the region continued. Unit manufacturing costs rose on lower manufacturing throughput due to product rationalization as well as lower yields and supply interruptions on non-local grain as the Company shifts to grain produced in northern Australia. Operating loss for the six months ended February 28, 2009 was $18.3 million, compared to an operating loss of $2.1 million for the same period last year. First half 2009 gross margin declined $4.6 million from last year, from positive margin of $3.0 million to a loss of $1.6 million as raw material grain costs rose $5.4 million and unit manufacturing costs rose $2.7 million. Favorable average unit pricing of $3.4 million partially offset the increased input and production costs. Operating expenses, excluding restructuring costs, decreased $0.9 million over the second half of fiscal 2008 primarily due to the effect of a lower foreign currency exchange rate. Included in the segment’s operating loss for the first half of fiscal 2008 were restructuring costs of $1.3 million. See Note 15 to the Condensed Consolidated Financial Statements.
     Corporate operating expenses
     Corporate operating expenses for the second quarter of fiscal 2009 were $2.4 million, a $0.3 million increase compared to the same quarter last year, primarily due to higher employee-related costs. For the six months ended February 28, 2009, corporate operating expenses increased $0.6 million to $5.2 million over the same period a year ago due to an increase in professional fees and employee-related costs.
     Interest expense
     Interest expense for the three and six months ended February 28 2009 increased $0.7 million and $1.0 million, respectively, compared to the same periods last year due to higher average debt balances. In addition, interest costs related to construction of the ethanol manufacturing plant were capitalized until May 2008, when the facility began commercial production. Interest costs capitalized were $0.5 million and $0.8 million for the three and six months ended February 29, 2008. In February 2009, the Company entered into the Second Amendment to the 2007 Agreement. This amendment adjusts certain covenants and other provisions in the 2007 Agreement to provide additional relief from the financial impact of the flood at the Company’s Cedar Rapids, Iowa facility. Additionally, the maximum commitment fee for undrawn balances will increase by 10 basis points. The maximum LIBOR margin payable on outstanding debt will increase by 100 basis points. The incremental annual interest expense from these pricing changes is estimated at $0.8 million per annum, based on current outstanding borrowings. See Note 8 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s Australian operations reported a tax loss for fiscal 2008 and for the first half of fiscal 2009. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to the uncertainty related to generating sufficient future taxable income in Australia, the Company currently believes that it is more likely than not that the net deferred tax benefit will not be realized. Accordingly, in the second quarter of fiscal 2009 the Company recorded a $2.1 million valuation allowance against the entire Australian net deferred tax asset. A valuation allowance has not been recognized on the net U.S. deferred tax asset as there is sufficient taxable income in carryback years to realize the net deferred tax asset.
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2009 were 1.1% and 3.2%, respectively. The reduction in the effective tax rates from the U.S. federal statutory rate is primarily due to (1) a $2.1 million valuation allowance recognized against the Australian net deferred tax assets as discussed above, and (2) no recognition of a tax benefit in connection with the Australian goodwill impairment charge of $13.8 million as this charge is not deductible for tax purposes, and (3) an increase in the amount of unrecognized tax benefits as discussed below.
     The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), increased by $0.7 million and $0.8 million for the three and six months ended February 28, 2009. The total amount of unrecognized tax benefits at February 28, 2009 was $1.5 million, all of which, if recognized, would favorably impact the effective tax rate. The Company has been notified by one state taxing jurisdiction that its tax return will be audited beginning in the third quarter of fiscal 2009. None of the Company’s other income tax returns are under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at February 28, 2009 will change materially in the next 12 months.
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
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
		(In thousands)
Royalty and licensing income	$377	$405	$787	$855
Gain on sale of dextrose product line	1,562	—	1,562	—
Gain (loss) on foreign currency transactions	(28)	434	(641)	444
Other	13	(48)	6	(45)

Total	$1,924	$791	$1,714	$1,254

     In February 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
     During the three and six months ended February 28, 2009, the Company recognized a net foreign currency transaction loss on Australian dollar denominated assets and liabilities as disclosed in the table above. See Note 12 to the Condensed Consolidated Financial Statements for information on the Company’s royalty and licensing income.
Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires in 2011. In the first half of fiscal 2009, the Company received $15.5 million of insurance proceeds related to the damages sustained in the flooding in Cedar Rapids, Iowa in June 2008. Costs incurred in the same period associated with the flood recovery were $7.4 million. See the “Overview” section of this Part I, Item 2 and Note 3 to the Condensed Consolidated Financial Statements for a discussion of the impact of the flooding on the Company’s liquidity. The Company also sold its assets related to its dextrose product line in the second quarter of fiscal 2009 for cash proceeds of $2.9 million. In February and March 2009, the Company’s Industrial Ingredients business reduced its workforce by nearly 20%.
     Penford had working capital of $43.5 million and $38.1 million at February 28, 2009 and August 31, 2008, respectively. Cash used in operations was $17.5 million for the six months ended February 28, 2009 compared to cash provided by operations of $2.7 million for the six months ended February 29, 2008. The decline in cash flow from operations is primarily due to a decrease in earnings over the same period last year and the impact of higher working capital balances. Trade receivables expanded as the Company’s Industrial Ingredients sales recovered after operations were restarted in the first quarter of fiscal 2009 and accounts payable and accrued liabilities declined during the six months ended February 28, 2009 as a result of payments for flood restoration services accrued for in the fourth quarter of fiscal 2008.

     In fiscal 2007, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”). See Note 8 to the Condensed Consolidated Financial Statements. At February 28, 2009, the Company had $29.4 million and $7.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $43.0 million outstanding on February 28, 2009 under its capital expansion credit facility related to the construction of the ethanol facility. During the six months ended February 28, 2009, debt, including the effects of foreign currency exchange rates, expanded by $13.6 million to fund flood restoration costs and other working capital requirements. The Company’s ability to borrow under its $60 million revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement, as amended.
     During the fourth quarter of fiscal 2008, the Company sought and obtained an amendment to the 2007 Agreement to address the impact of the Cedar Rapids flood. Effective July 9, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of the flood damage and the associated property damage and business interruption insurance recoveries. The Fixed Charge Coverage Ratio (as defined in the 2007 Agreement, as amended) was reduced to 1.25 through November 30, 2008 and 1.50 thereafter.
     The Company entered into the Second Amendment to the 2007 Agreement dated February 26, 2009. This amendment adjusts certain covenants and other provisions in the 2007 Agreement to provide additional relief from the financial impact of the flood at the Company’s Cedar Rapids, Iowa facility. The amendment provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization, plus (minus) certain non-cash losses (gains) and costs and insurance recoveries related to the flood in Cedar Rapids, Iowa (“EBITDA” as defined in the Second Amendment) shall not exceed 4.00 through August 31, 2009, 3.25 for the first quarter of fiscal 2010 and 3.00 for each fiscal quarter thereafter. In addition, the Company is required to maintain a consecutive twelve month minimum EBITDA (as defined in the Second Amendment) of $20.0 million for each fiscal quarter through November 2009 and limit its annual capital expenditures to $12 million for fiscal year 2009 and $20 million thereafter as defined in the 2007 Agreement. There is no assurance that the Company will be able to obtain any additional amendments of the 2007 Agreement should the Company make any such request in the future.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank for a maximum of $26.0 million U.S. dollars at the exchange rate at February 28, 2009. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $1.3 million at February 28, 2009.
     As of February 28, 2009, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $25.6 million at 4.18% and $5.4 million at 5.08%, plus the applicable margin under the 2007 Agreement. At February 28, 2009, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $1.9 million.
     The Company paid dividends of $1.4 million during the six months ended February 28, 2009, which represents a quarterly rate of $0.06 per share. On January 26, 2009, the Board of Directors declared a dividend of $0.06 per common share payable on March 6, 2009 to shareholders of record as of February 13, 2009. Any future dividends will be paid at the discretion of the Company’s board of directors and will depend upon, among other things, earnings, financial condition, cash requirements and availability, and contractual requirements. Pursuant to the Second Amendment to the 2007 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock in excess of $4 million during the 2009 fiscal year or if there exists a default or event of default as defined in the 2007 Agreement and $8 million in any fiscal year thereafter.
Guaranteed Obligations
     In February 2009, Penford Corporation entered into an agreement with a supplier of grain to the Company’s subsidiary company, Penford New Zealand Limited. Pursuant to this agreement, the Company has guaranteed the trade payable obligations of Penford New Zealand arising from the purchase of grain from this supplier up to a limit of 9.0 million New Zealand Dollars or the New Zealand Dollar equivalent of $5.0 million U.S. Dollars, whichever is less. The guarantee continues for the period during which the supplier sells grain to Penford New Zealand. As of February 28, 2009, the outstanding payable balance related to this guarantee is 2.8 million New Zealand Dollars, which was equivalent to $1.4 million U.S. Dollars on that date. This outstanding balance is included in accounts payable in the Condensed Consolidated Balance Sheet.

Contractual Obligations
     The Company is a party to various debt and lease agreements at February 28, 2009 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of February 28, 2009, there have been no material changes in the Company’s contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.
Pension Contributions
     In light of the temporary pension funding relief provided by the Worker, Retiree and Employer Recovery Act of 2008 (the “Act”), which was enacted in December 2008, the Company currently estimates that the minimum funding contributions to its defined benefit pension plans for plan year 2009 (calendar year 2009) will be $2.4 million and that the minimum contributions for 2009 will be paid as follows: $0.6 million in each of fiscal years 2009 and 2010 and $1.2 million in fiscal year 2011. The amount and timing of contributions will depend on the funding and cost elections allowed under the Act and selected by the Company.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at February 28, 2009.
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
     In June 2008, the FASB issued Staff Position FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on the Company’s consolidated financial statements.
     In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures on a prospective basis about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company does not expect the adoption of FSP 132(R)-1 to have a material effect on its consolidated financial statements.
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
     Item 3: Quantitative and Qualitative Disclosures About Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.
     Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2009. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     On January 23, 2009 the Company filed suit in the United States District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company. This is an insurance coverage suit that arises out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company seeks additional payments from the insurers of more than $30 million for property damage, time element and various other exposures due to costs and losses incurred as a result of the flood. The litigation is at an early stage and the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.
     On August 28, 2008, the Company filed an arbitration demand with the American Arbitration Association alleging breach of contract and negligence by C.J. Schneider Engineering Co. (“CJS”) in connection with engineering design work that CJS performed with respect to the Company’s ethanol plant, which was completed in mid-2008. The Company is seeking recovery of costs and damages arising from alleged errors and delays in the performance of the work. Subsequent to the initiation of this proceeding and as a result of it, on March 9, 2009, the Company filed suit in the United States District Court for the Northern District of Iowa against CJS’s unrelated subcontractor, Schneider Structural Engineering, Inc. (“SSE”), seeking an order to compel arbitration of the Company’s claims against SSE or to recover damages and restitution arising from SSE’s acts and omissions in the design of the ethanol plant. In the arbitration involving CJS and the litigation against SSE the Company is seeking to recover losses of approximately $10 million. The arbitration and the litigation are at early stages and the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.
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
     Item 4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on January 26, 2009. The first item voted upon at the meeting was the election of directors. The results of the election are shown below.

Director	Votes For	Votes Withheld
R. Randolph Devening	7,883,117	2,391,745
Paul H. Hatfield	8,779,781	1,495,081
     Directors not elected at this meeting and whose term of office continued after the meeting are William E. Buchholz, Jeffrey T. Cook, John C. Hunter III, Thomas D. Malkoski and Sally G. Narodick and James E. Warjone.
     The second item voted upon at the meeting was the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm. The results of the voting on the proposal are as follows:

	Votes
Votes For	Against	Abstain
10,017,888	256,974	0
     Item 6: Exhibits.
     (d) Exhibits

10.1	Second Amendment to Second Amended and Restated Credit, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

April 9, 2009	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
     In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please note that they are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Penford or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a manner that is different from what may be viewed as material to investors; and

•	were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.
     Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Penford may be found elsewhere in this Quarterly Report on Form 10-Q, Penford’s Annual Report on Form 10-K for the year ended August 31, 2008 and in Penford’s other public filings, which are available without charge through the Securities and Exchange Commission’s website at http://sec.gov.

Exhibit No.	Description

10.1
Second Amendment to Second Amended and Restated Credit, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002