Form 10-Q
period 2009-05-31
PENFORD CORP
filed 2009-07-10
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
Registrant’s telephone number, including area code: (303) 649-1900
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of July 3, 2009 was 11,265,953.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
(In thousands, except per share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$2,492	$534
Trade accounts receivable, net	43,541	28,752
Inventories	44,614	50,200
Prepaid expenses	6,243	4,370
Insurance recovery receivable	1,243	8,000
Income tax receivable	6,493	10,052
Other	5,124	3,881

Total current assets	109,750	105,789

Property, plant and equipment, net	156,155	169,932
Restricted cash value of life insurance	9,270	10,465
Deferred tax asset	4,415	6,293
Goodwill, net	6,999	26,043
Other intangible assets, net	672	760
Other assets	1,412	1,151

Total assets	$288,673	$320,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdraft, net	$—	$1,301
Current portion of long-term debt and capital lease obligations	21,507	8,029
Short-term borrowings	3,482	676
Accounts payable	29,689	46,475
Accrued liabilities	12,446	11,195

Total current liabilities	67,124	67,676

Long-term debt and capital lease obligations	72,444	59,860
Other post-retirement benefits	13,216	12,862
Other liabilities	18,968	19,673

Total liabilities	171,752	160,071

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,157 and 13,127 shares, respectively	13,157	13,127
Additional paid-in capital	93,250	91,443
Retained earnings	42,778	74,092
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive income	493	14,457

Total shareholders’ equity	116,921	160,362

Total liabilities and shareholders’ equity	$288,673	$320,433

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2009	2008	2009	2008
Sales	$78,723	$102,799	$239,222	$285,549

Cost of sales	80,191	87,260	239,444	242,252

Gross margin	(1,468)	15,539	(222)	43,297

Operating expenses	7,318	7,267	21,852	21,173
Research and development expenses	1,480	2,004	4,561	6,099
Goodwill impairment	—	—	13,828	—
Flood related costs, net of insurance proceeds	(1,075)	—	(9,109)	—
Restructure costs	—	27	—	1,356
Litigation expense	—	1,411	—	1,411

Income (loss) from operations	(9,191)	4,830	(31,354)	13,258

Non-operating income, net	914	336	2,628	1,590
Interest expense	1,604	782	4,446	2,649

Income (loss) before income taxes	(9,881)	4,384	(33,172)	12,199

Income tax expense (benefit)	(2,466)	1,679	(3,210)	4,017

Net income (loss)	$(7,415)	$2,705	$(29,962)	$8,182

Weighted average common shares and equivalents outstanding:
Basic	11,176	11,129	11,169	10,371
Diluted	11,176	11,446	11,169	10,743

Earnings (loss) per share:
Basic	$(0.66)	$0.24	$(2.68)	$0.79
Diluted	$(0.66)	$0.24	$(2.68)	$0.76

Dividends declared per common share	$—	$0.06	$0.12	$0.18
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	May 31,	May 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(29,962)	$8,182
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	13,700	12,182
Stock-based compensation	2,091	1,638
Goodwill impairment	13,828	—
Gain on sale of dextrose product line	(1,562)	—
Deferred income taxes	(173)	(2,103)
Loss on derivative transactions	1,101	4,442
Loss (gain) on foreign currency transactions	198	(1,126)
Other	10	(87)
Change in assets and liabilities:
Trade accounts receivable	(16,447)	(2,880)
Prepaid expenses	(2,071)	(1,580)
Inventories	(76)	(14,812)
Accounts payable and accrued liabilities	(14,937)	(2,149)
Income tax	3,072	(5,031)
Insurance recovery receivable	6,757	—
Other	2,777	112

Net cash used in operating activities	(21,694)	(3,212)

Cash flows from investing activities:
Investment in property, plant and equipment, net	(4,634)	(37,482)
Proceeds from sale of dextrose product line	2,857	—
Proceeds from investments	1,276	—
Other	(75)	(90)

Net cash used in investing activities	(576)	(37,572)

Cash flows from financing activities:
Proceeds from short-term borrowings	10,298	5,871
Payments on short-term borrowings	(7,849)	(12,395)
Proceeds from revolving line of credit	55,931	61,029
Payments on revolving line of credit	(24,500)	(28,052)
Payments of long-term debt	(5,500)	(26,625)
Payments under capital lease obligation	(202)	(50)
Exercise of stock options	—	322
Net proceeds from issuance of common stock	—	46,844
Payment of loan fees	(551)	—
Decrease in cash overdraft	(1,301)	(4,070)
Payment of dividends	(2,027)	(1,774)
Other	—	94

Net cash provided by financing activities	24,299	41,194

Effect of exchange rate changes on cash and cash equivalents	(71)	(410)

Net increase in cash and cash equivalents	1,958	—
Cash and cash equivalents, beginning of period	534	—

Cash and cash equivalents, end of period	$2,492	$—

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1—BUSINESS
     Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications, including fuel grade ethanol. The Company operates manufacturing facilities in the United States, Australia and New Zealand.
     Penford operates in three business segments, each utilizing its carbohydrate chemistry expertise to develop starch-based products for value-added applications that improve the quality and performance of customers’ products. The first two segments, Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users, primarily served by the Company’s United States operations. The third segment consists of geographically separate operations in Australia and New Zealand. The Australian and New Zealand operations are engaged primarily in the food ingredients business.
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
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2009 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2009 and May 31, 2008 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB No. 115” (“SFAS 159”) which allows companies the option to measure certain financial assets and financial liabilities at fair value at specified election dates. Effective September 1, 2008, the Company adopted SFAS 159 and elected not to measure any additional financial instruments and other items at fair value.
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
     Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). These new standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interests, and goodwill acquired in a business combination. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The requirements of SFAS 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company), and, except for the presentation and disclosure requirements of SFAS 160, which is not expected to impact the Company, are to be applied prospectively.
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

     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP requires additional disclosures regarding financial instruments for interim reporting periods of publicly traded companies. This FSP requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim reporting periods ending after June 15, 2009 (fourth quarter fiscal 2009 for the Company). The adoption of this FSP is not expected to have an effect on the Company’s consolidated financial statements. The Company is currently evaluating the disclosure requirements of this standard.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (fourth quarter fiscal 2009 for the Company). The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 (fourth quarter fiscal 2009 for the Company). The adoption of this standard will not have an effect on the Company’s consolidated financial statements.
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
     During fiscal 2008 and the first nine months of fiscal 2009, the Company recorded flood restoration costs of $45.6 million, and insurance recoveries of $27.2 million, as follows:

	Three months ended	Six months ended	Three months ended
	August 31, 2008	February 28, 2009	May 31, 2009	Total

	(In thousands)
Repairs of buildings and equipment	$17,082	$6,244	$102	$23,428
Site remediation	5,389	348	—	5,737
Write off of inventory and fixed assets	4,016	71	—	4,087
Continuing costs during production shut down	9,771	—	—	9,771
Other	1,797	754	66	2,617

	38,055	7,417	168	45,640
Insurance recoveries	(10,500)	(15,451)	(1,243)	(27,194)

Net flood costs (recoveries)	$27,555	$(8,034)	$(1,075)	$18,446

     The direct costs of the flood in the table above do not include lost profits from the interruption of the business.
     Insurance recoveries
     During the third quarter and first nine months of fiscal 2009, the Company recognized insurance recoveries of $1.2 million and $16.7 million, respectively. The Company received $1.2 million subsequent to May 31, 2009 which has been recorded as a receivable at that date. These recoveries have been recorded as an offset to the losses caused by the flooding. The Company is unable to estimate the amount or timing of future recoveries. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.

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
     5—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. Prior to the 2006 Incentive Plan, the Company awarded stock options to employees and officers through the Penford Corporation 1994 Stock Option Plan (the “1994 Plan”) and to members of its Board under the Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”). The 1994 Plan was suspended when the 2006 Plan became effective in the second quarter of fiscal 2006. The Directors’ Plan expired in August 2005. As of May 31, 2009, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 188,528. In addition, any shares previously granted under the 1994 Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.
     Valuation and Expense Under SFAS No. 123R
     On September 1, 2005, the Company adopted SFAS No. 123R which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the Company’s stock option awards and the selected dividend yield assumption was determined in view of the Company’s historical and estimated dividend payout. The Company has no reason to believe that the expected volatility of its stock price or its option exercise patterns would differ significantly from historical volatility or option exercises. No stock options were granted under the 2006 Incentive Plan during the nine months ended May 31, 2009.

     Stock Option Awards
     A summary of the stock option activity for the nine months ended May 31, 2009, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2008	1,376,347	$15.17
Granted	—	—
Exercised	—	—
Cancelled	(6,905)	13.21

Outstanding Balance, May 31, 2009	1,369,442	$15.18	4.54	$—

Options Exercisable at May 31, 2009	902,817	$14.21	3.84	$—
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.10 as of May 31, 2009 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the three and nine months ended May 31, 2008 was $224,000 and $280,200, respectively. No stock options were exercised during the nine months ended May 31, 2009.
     As of May 31, 2009, the Company had $1.7 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.6 years.
     Restricted Stock Awards
     The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the nine months ended May 31, 2009 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2008	109,365	$34.15
Granted	13,832	10.12
Vested	(33,615)	31.84
Cancelled	—	—

Nonvested at May 31, 2009	89,582	$31.31
     On January 1, 2009, each non-employee director received an award of 1,976 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which will vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of May 31, 2009, the Company had $1.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for the three and nine months ended May 31, 2009 and 2008 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Cost of sales	$76	$48	$241	$134
Operating expenses	548	591	1,806	1,488
Research and development expenses	13	10	44	16

Total stock-based compensation expense	$637	$649	$2,091	$1,638
Tax benefit	242	247	795	622

Total stock-based compensation expense, net of tax	$395	$402	$1,296	$1,016

     6—INVENTORIES
     The components of inventory are as follows:

	May 31,	August 31,
	2009	2008

	(In thousands)
Raw materials	$24,416	$26,578
Work in progress	848	1,139
Finished goods	19,350	22,483

Total inventories	$44,614	$50,200

     Changes in Australian and New Zealand currency exchange rates have caused a reduction in the recorded amount of inventory in the first nine months of fiscal 2009 by approximately $2.6 million. Raw material inventory declined in the first nine months of fiscal 2009 primarily due to the consumption of on-site corn inventories and a decline in the price of corn in the Industrial Ingredients — North America business.
     7—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	May 31,	August 31,
	2009	2008

	(In thousands)
Land	$19,904	$20,993
Plant and equipment	378,070	385,632
Construction in progress	7,707	6,808

	405,681	413,433
Accumulated depreciation	(249,526)	(243,501)

Net property, plant and equipment	$156,155	$169,932

     Changes in Australian and New Zealand currency exchange rates have caused a reduction in the recorded amount of net property, plant and equipment in the first nine months of fiscal 2009 by approximately $3.7 million.
     8—DEBT
     In fiscal 2007, the Company entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A.; LaSalle Bank National Association; Cooperative Centrale Raiffeisen-Boorleenbank B.A., (New York Branch) (“Rabobank Nederland”); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited. The description of the 2007 Agreement appearing in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the 2007 Agreement, which is filed as an exhibit to the Company’s Form 8-K dated October 5, 2006.

     Effective July 8, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of flood damage at the Company’s Cedar Rapids, Iowa facility and the associated property damage and business interruption insurance recoveries.
     On February 26, 2009, the Company entered into a second amendment to the 2007 Agreement (the “Second Amendment”). The Second Amendment adjusted certain covenants and other provisions in the 2007 Agreement to provide additional relief from the financial impact of the flood at the Company’s Cedar Rapids, Iowa facility. Pursuant to the Second Amendment, Bank of Montreal became the Administrative agent under the 2007 Agreement, replacing Harris N.A.
     On July 9, 2009, the Company and its lenders under the 2007 Agreement executed a third amendment to the 2007 Agreement (the “Third Amendment”). The Third Amendment, among other things, amends financial covenants effective as of May 31, 2009, reduces the amounts that the Company may borrow under the various facilities available under the 2007 Agreement, shortens the maturity dates on borrowed funds, increases applicable interest rates, eliminates the Company’s ability to declare dividends on its stock, and adjusts the amortization schedule and provisions regulating mandatory prepayments, additional indebtedness, subsidiary company support, and reporting requirements. See Note 20 for further information regarding the Third Amendment. The description of the Third Amendment appearing in this Quarterly Report on Form 10-Q is qualified in its entirety by reference to the Third Amendment, which is filed as Exhibit 10.1 to this report.
     At May 31, 2009, the Company had $44.9 million and $6.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $41.7 million outstanding under its capital expansion credit facility on May 31, 2009. The Company’s ability to borrow under its revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement, as amended. Pursuant to the Third Amendment, the availability of the revolving credit facility has been limited to $52.5 million unless the Company obtains the approval of the lenders holding more than 50% of the U.S. Dollar equivalent of the sum of the total borrowing and unused commitments under the 2007 Agreement.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank. The facility expires August 31, 2009. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $3.5 million at May 31, 2009.
     As of May 31, 2009, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $24.4 million at 4.18% and $5.6 million at 5.08%, plus the applicable margin under the 2007 Agreement.
     9—INCOME TAXES
     The Company’s Australian operations reported a tax loss for fiscal 2008 and for the first nine months of fiscal 2009. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to the uncertainty related to generating sufficient future taxable income in Australia, the Company currently believes that it is more likely than not that the net deferred tax benefit will not be realized. In the second quarter of fiscal 2009 the Company recorded a $2.1 million valuation allowance against the entire Australian net deferred tax asset. An additional valuation allowance of $1.0 million was recorded in the third quarter of fiscal 2009. A valuation allowance has not been recognized on the net U.S. deferred tax asset as there is sufficient taxable income in carryback years to realize the net deferred tax asset.
     The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2009 were 25.0% and 9.7%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the quarter ended May 31, 2009 is due to the favorable tax benefit of the research and development tax credit and a $0.2 million reduction in the amount of unrecognized tax benefits due to the lapse of applicable statutes of limitation offset by an increase in the Australian valuation allowance. The reduction in the effective tax rate from the U.S. federal statutory rate for the nine months ended May 31, 2009 is primarily due to (1) a $3.1 million valuation allowance recognized against the Australian net deferred tax assets as discussed above, and (2) no recognition of a tax benefit in connection with the Australian goodwill impairment charge of $13.8 million as this charge is not deductible for tax purposes, and (3) an increase of $0.4 million in the amount of unrecognized tax benefits.

     The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), decreased by $0.2 million in the quarter ended May 31, 2009 as discussed above, and increased by $0.4 million for the nine months ended May 31, 2009. The total amount of unrecognized tax benefits at May 31, 2009 was $1.3 million, all of which, if recognized, would favorably impact the effective tax rate. A state tax audit of the Company’s fiscal 2004 to 2006 tax returns was completed in the third quarter of fiscal 2009 with immaterial adjustments to the Company’s taxable income. The Company has been notified by one state taxing jurisdiction that an audit of the Company’s 2005 to 2008 tax returns will begin in the fourth quarter of fiscal 2009. None of the Company’s other income tax returns are under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at May 31, 2009 will change materially in the next 12 months.
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
     11—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$(7,415)	$2,705	$(29,962)	$8,182
Foreign currency translation adjustments	8,585	(274)	(11,717)	10,795
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	233	292	(2,247)	1,648

Total comprehensive income (loss)	$1,403	$2,723	$(43,926)	$20,625

     The change in the foreign currency translation adjustments in the first nine months of fiscal 2009 is due to the decline of approximately 9% in the Australian and New Zealand dollars compared to the U.S. dollar since August 31, 2008.

     12—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In thousands)
Royalty and licensing income	$394	$465	$1,181	$1,320
Gain on sale of dextrose product line	—	—	1,562	—
Gain (loss) on foreign currency transactions	443	(236)	(198)	208
Other	77	107	83	62

Total	$914	$336	$2,628	$1,590

     In the second quarter of fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
     During the three and nine months ended May 31, 2009, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     In fiscal 2003, the Company exclusively licensed to National Starch and Chemical Investment Holdings Corporation (“National Starch”) certain rights to its resistant starch patent portfolio (the “RS Patents”) for applications in human nutrition. Under the terms of the licensing agreement, the Company received an initial licensing fee of $2.25 million ($1.6 million net of transaction expenses) which is being amortized over the life of the royalty agreement. The Company has recognized $11.6 million in royalty income from the inception of the agreement through May 31, 2009.
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
     13 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2009 and 2008 are as follows:

Defined benefit pension plans	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

	(In thousands)
Service cost	$355	$371	$1,065	$1,113
Interest cost	646	622	1,936	1,868
Expected return on plan assets	(607)	(663)	(1,821)	(1,989)
Amortization of prior service cost	64	64	190	190
Amortization of actuarial losses	52	12	158	38

Net periodic benefit cost	$510	$406	$1,528	$1,220

Post-retirement health care plans	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In thousands)
Service cost	$64	$77	$194	$233
Interest cost	229	214	685	640
Amortization of prior service cost	(38)	(38)	(114)	(114)

Net periodic benefit cost	$255	$253	$765	$759

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
     SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtain from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Presented below are the fair values of the Company’s financial instruments at May 31, 2009.

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$444	$—	$—	$444

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,984	$—	$1,984
Foreign currency contracts	—	43	—	43

Total Liabilities	$—	$2,027	$—	$2,027

(1)	As allowed by FSP FIN 39-1, “Amendment of FASB Interpretation No. 39,” commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $3.4 million at May 31, 2009.
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
     Interest Rate Swap Agreements
     The Company uses interest rate swaps to manage the variability of interest payments associated with its floating-rate long-term debt obligations. The interest payable on the long-term debt effectively becomes fixed at a certain rate and reduces the impact of future interest rate changes on future interest expense. As of May 31, 2009, the Company had three interest rate swaps which fixed the interest payable on $24.4 million of long-term debt at 4.18% and on $5.6 million of long-term debt at 5.08%, plus the applicable margin under the 2007 Agreement, as amended. The notional amounts, interest rate reset dates, underlying benchmark rates and interest payment dates match the terms of the long-term debt. The Company has designated the swap agreements as cash flow hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized losses on the interest rate swaps are included in accumulated other comprehensive income (loss). The periodic settlements on the swaps are recorded as interest expense.
     Foreign Currency Contracts
     The Company’s Food Ingredients — North America business purchases certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchases foreign currency forward contracts. The Company has designated these contracts as cash flow hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To the extent the amounts and timing of the forecasted cash flows and the forward contracts continue to match, the unrealized losses on the foreign currency purchase contracts are included in accumulated other comprehensive income (loss). The gain or loss on the contracts is recorded in cost of sales at the time the inventory is sold. At May 31, 2009, the Company had contracts to purchase CZK 18,008,946 at various dates between June and August 2009 at a weighted average exchange rate of 18.24 CZK per U.S. dollar.
     Commodity Contracts
     The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting loss or gain on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income, net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense.
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
     As of May 31, 2009, the Company had the following outstanding forward contracts, futures contracts and interest rate swaps:

Corn Futures	2,460,000 Bushels
Natural Gas Futures	610,000 mmbtu (millions of British thermal units)
Interest Rate Swap Contracts	30,000,000 US Dollars (notional Amount)
Foreign Exchange Contracts	18,008,946 CZK
     The fair values of the Company’s financial assets, liabilities, and statement of derivative positions in the scope of SFAS 161 as of May 31, 2009, were as follows:

	Fair Value of Derivative Instruments
	as of the Quarter Ended May 31, 2009
	(in thousands)
	2009 Asset Derivatives		2009 Liability Derivatives
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments under SFAS 133	Location	Fair Value	Location	Fair Value
Cash Flow Hedges:
Corn Futures	Other Current Assets	$246	Other Current Assets	$(719)
Natural Gas Futures	Other Current Assets	—	Other Current Assets	(3,308)
Interest Rate Contracts	Other Current Assets	—	Accrued Liabilities	(1,984)
Foreign Exchange Contracts	Other Current Assets	—	Accrued Liabilities	(43)

Total Cash Flow Hedges		246		(6,054)

Fair Value Hedges:
Corn Futures	Other Current Assets	418	Other Current Assets	(777)

Total Fair Value Hedges		418		(777)

Total Derivatives Designated as Hedging Instruments under SFAS 133		$664		$(6,831)

	The Effect of Derivative Instruments on the Statement of Financial Performance
	for the Quarter Ended May 31, 2009
	(in thousands)
		Location of Gain or
		(Loss) Reclassified		Location of Gain or (Loss)	Amount of Gain or
		from Accum OCI into	Amount of Gain or	Recognized in Income on	(Loss) Recognized
	Amount of Gain or	Income	(Loss) Reclassified	Derivative (Ineffective	in Income on
	(Loss)	(Effective Portion)	from Accum OCI into	Portion)	Derivative
Derivatives in SFAS 133 Cash	Recognized in OCI	Income Statement	Income (Effective	Income Statement	(Ineffective
Flow Hedging Relationships	(Effective Portion)	Location	Portion)	Location	Portion)
Cash Flow Hedging Relationships:
Corn Futures	$72	Cost of sales	$(1,401)	Cost of sales	$48
Natural Gas Futures	(3,308)	Cost of sales	(2,418)	Cost of sales	—
Interest Rate Contracts	(1,984)	Interest expense	(223)	Interest Expense	—
Foreign Exchange Contracts	(66)	Cost of sales	(26)	Cost of sales	—

Total	$(5,286)		$(4,068)		$48

The Effect of Derivative Instruments on the Statement of Financial Performance
for the Quarter Ended May 31, 2009
(in thousands)
Location of
	Location of Gain /			Gain/(Loss)	Location of
	(Loss) Recognized	Amount of Gain		Recognized in	Gain/(Loss)
	in Income on	/ (Loss)	Hedged Item in	Income on Related	Recognized in
	Derivative	Recognized in	SFAS 133 Fair	Hedged Item	Income on
Derivatives in SFAS 133 Fair	Income Statement	Income on	Value Hedge	Income Statement	Related Hedged
Value Hedging Relationships	Location	Derivative	Relationships	Location	Item
Fair Value Hedge Relationships:
Corn Futures	Cost of sales	—	Firm Commitments/Inventory	Cost of sales	$328

Total		—			$328
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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In thousands)
Sales:
Industrial Ingredients—North America	$44,671	$60,861	$133,828	$159,147
Food Ingredients—North America	16,606	17,139	50,971	48,857
Australia/New Zealand Operations	17,613	25,096	55,041	78,498
Intercompany sales	(167)	(297)	(618)	(953)

	$78,723	$102,799	$239,222	$285,549

Income (loss) from operations:
Industrial Ingredients—North America	$(7,047)	$5,094	$(11,899)	$15,358
Food Ingredients—North America	3,365	2,830	9,576	7,689
Australia/New Zealand Operations	(3,113)	(874)	(21,433)	(2,994)
Corporate and other	(2,396)	(2,220)	(7,598)	(6,795)

	$(9,191)	$4,830	$(31,354)	$13,258

     In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge related to its Australian/New Zealand Operations. See Note 4 for further details.

	May 31,	August 31,
	2009	2008

	(In thousands)
Total assets:
Industrial Ingredients—North America	$136,836	$141,618
Food Ingredients—North America	31,961	35,100
Australia/New Zealand Operations	83,477	111,255
Corporate and other	36,399	32,460

	$288,673	$320,433

     17—EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2009 and 2008.

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In thousands)
Weighted average common shares outstanding	11,176	11,129	11,169	10,371
Dilutive stock options and awards	—	317	—	372

Weighted average common shares outstanding, assuming dilution	11,176	11,446	11,169	10,743

     For the three and nine months ended May 31, 2009, there were 89,582 and 91,301 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 5,467 and 3,033 shares for the three and nine months ended May 31, 2008, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options to purchase 1,370,023 and 1,374,031 shares of common stock for the three and nine months ended May 31, 2009, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 6,739 and 2,263 shares of common stock for the three and nine months ended May 31, 2008, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
     18—LEGAL PROCEEDINGS
     On January 23, 2009 the Company filed suit in the U. S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company seeks additional payments from the insurers of more than $30 million for property damage, time element and various other exposures due to costs and losses incurred as a result of the flood. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
     19—GUARANTEE
     In the second quarter of fiscal 2009, Penford Corporation entered into an agreement with a supplier of grain to the Company’s subsidiary company, Penford New Zealand Limited. Pursuant to this agreement, the Company has guaranteed the trade payable obligations of Penford New Zealand arising from the purchase of grain from this supplier up to a limit of 9.0 million New Zealand Dollars or the New Zealand Dollar equivalent of $5.0 million U.S. Dollars, whichever is less. The guarantee continues for the period during which the supplier sells grain to Penford New Zealand. As of May 31, 2009, the outstanding payable balance related to this guarantee is 8.9 million New Zealand Dollars. This outstanding balance is included in accounts payable in the Condensed Consolidated Balance Sheet.
     20—SUBSEQUENT EVENT
     On July 9, 2009, the Company and its lenders under the 2007 Agreement executed a third amendment to the 2007 Agreement (the “Third Amendment”). The Third Amendment, among other things, amends financial covenants effective as of May 31, 2009, reduces the amounts which the Company may borrow under the various facilities available under the 2007 Agreement, shortens the maturity dates on borrowed funds, increases applicable interest rates, eliminates the Company’s ability to declare dividends on its stock, and adjusts the amortization schedule and provisions regulating mandatory prepayments, additional indebtedness, subsidiary company support, and reporting requirements. See Note 20 for further information regarding the Third Amendment. The summary description of the Third Amendment is qualified in its entirety by reference to the Third Amendment, which is filed as Exhibit 10.1 to this report.
     The Third Amendment adjusts the final maturity date of the term loan available under the 2007 Agreement to December 15, 2009, and the maturity date of the revolver and the capital expansion loans to November 30, 2010. Beginning on September 30, 2009, the Company must repay the capital expansion loans in quarterly installments of $1.0 million through December 31, 2009, and $2.0 million thereafter. In addition to the quarterly installments on the capital expansion loan, a one-time payment of $9.625 million is due on December 15, 2009. Any remaining amount due on the capital expansion loans and revolver is due at final maturity.
     The Third Amendment adjusts the financial covenants in the 2007 Agreement, as amended, effective May 31, 2009. The Company must maintain a minimum EBITDA (as defined in the Third Amendment), tangible net worth and fixed charge coverage ratio each fiscal quarter in accordance with the revisions contained in the Third Amendment. The Third Amendment also provides that the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. Annual capital expenditures are limited to $8 million. The availability on the $60 million revolver facility is limited to $52.5 million unless the Company obtains the approval of the lenders holding more than 50% of the U.S. Dollar equivalent of the sum of the total borrowing and unused commitments under the 2007 Agreement.

     In connection with the Third Amendment, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these and existing deferred loan fees over the shortened maturity of the Company’s debt will increase annual interest expense by an estimated $1.1 million. The Third Amendment increases the maximum commitment fee for undrawn balances by 25 basis points and the maximum LIBOR margin payable on outstanding debt by 150 basis points to 5.00%. The incremental annual interest expense from these pricing changes and the revised amortization schedule is estimated at $1.2 million.
     Accordingly, the Company’s current and long-term debt obligations at May 31, 2009 have been reclassified in accordance with the repayment terms of the Third Amendment. Based on the revised scheduled payments and maturities of debt existing at May 31, 2009, the maturities of long-term debt for the fiscal years beginning with the year ending August 31, 2009 are as follows (dollars in thousands):

2009	$5,793
2010	21,241
2011	69,930
2012	232
2013	237

$97,433

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
     This Quarterly Report on Form 10-Q (“Quarterly Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Item 1A in this Quarterly Report, and those described from time to time in other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2008, which include, but are not limited to:
▪	competition;

▪	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

▪	product development risk;

▪	changes in corn and other raw material prices and availability;

▪	the amount and timing of expenditures for flood restoration costs and related insurance recoveries;

▪	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

▪	unanticipated costs, expenses or third-party claims;

▪	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

▪	interest rate, chemical and energy cost volatility;

▪	foreign currency exchange rate fluctuations;

▪	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

▪	other unforeseen developments in the industries in which Penford operates,

▪	the Company’s ability to successfully operate under and comply with the terms of the Second Amended and Restated Credit Agreement, as amended; or

▪	other factors described in Part I, Item 1A “Risk Factors.”
Overview
     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications, including fuel grade ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn, potatoes, and wheat.
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
     During the third quarter of fiscal 2009, the Company recorded $0.2 million of flood restoration costs which are recognized, net of insurance recoveries of $1.2 million, in loss from operations in the financial statements. For the nine months ended May 31, 2009, the Company recorded $7.6 million of flood restoration costs which are recognized, net of insurance recoveries of $16.7 million, in loss from operations in the financial statements. The total direct costs of the flood since June 2008 were $45.6 million, which included ongoing expenses during the time the plant was shut down, but did not include lost profits. See Note 3 to the Condensed Consolidated Financial Statements for details of the restoration costs.
     During the third quarter of fiscal 2009, the Company recognized $1.2 million of insurance recoveries. The Company received $1.2 million subsequent to May 31, 2009 which has been recorded as a receivable at that date. These recoveries have been recorded as an offset to the losses caused by the flooding. The insurance recoveries recognized to date total $27.2 million. In January 2009, the Company filed suit against certain insurers to recover insurance proceeds related to the flood. See Note 18 to the Condensed Consolidated Financial Statements.
     The effect of the flood on the financial results of the Company on a quarter-to-quarter basis in fiscal 2009 and 2010 will depend on the timing and amount of insurance recoveries, which the Company is currently unable to estimate. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended May 31, 2009 declined 23.4% to $78.7 million from $102.8 million in the third quarter of fiscal 2008, primarily due to a significant decline in the demand for paper and writing products, a shift in the manufacturing mix in the Industrial Ingredients — North America business to produce ethanol which sells at lower average prices than industrial starches, lower volumes in the Food Ingredients — North America business, and lower foreign currency exchange rates in the Australia/New Zealand operations. These factors were partially offset by favorable unit pricing in the Food Ingredients — North America segment. Consolidated third quarter gross margin declined $17.0 million to a loss of $1.5 million, primarily due to a decline in ethanol and starch selling prices and an unfavorable product mix of industrial starches and ethanol which caused a gross margin loss at the Industrial Ingredients — North America segment, as well as lower plant utilization in the Australia/New Zealand business. Loss from operations was $9.2 million, $14.0 million lower than the third quarter operating income of $4.8 million for fiscal 2008 due to gross margin declines partially offset by a decrease in operating and research and development expenses of $1.9 million and net insurance recoveries of $1.1 million.
     Consolidated sales for the nine months ended May 31, 2009 decreased 16.2% to $239.2 million from $285.5 million in the same period last year on lower foreign currency exchange rates and a decline in sales volumes in the Australia/New Zealand Operations, and, in the Industrial Ingredients — North America business, on lower average unit selling prices for ethanol than for industrial starches as well as declines in average unit selling prices for industrial starches. These factors were partially offset by higher average unit pricing in the Australia/New Zealand and Food Ingredients — North America businesses. Gross margin was a loss of $0.2 million compared to income of $43.3 million for the same period last year, on revenue declines in the Industrial Ingredients — North America and Australia/New Zealand segments, lower production yields and higher chemical costs in the Industrial Ingredients — North America unit, and higher grain costs and lower plant utilization in the Australia/New Zealand business. Operating loss for the nine months ended May 31, 2009 was $31.4 million compared to operating income of $13.3 million for the same period last year due to decreased gross margins and a $13.8 million non-cash goodwill impairment charge related to its Australian and New Zealand business segment. See Note 4 to the Condensed Consolidated Financial Statements. Included in operations for the nine-month period ended May 31, 2009 were net insurance recoveries of $9.1 million. See Note 3 to the Condensed Consolidated Financial Statements. Operating income for the first nine months of fiscal 2008 included $1.4 million of severance costs related to reconfiguring the Australia/New Zealand business. See Note 15 to the Condensed Consolidated Financial Statements. A discussion of segment results of operations and the effective tax rate follows.

     Industrial Ingredients—North America
     In the second and third quarters of fiscal 2009, U.S. economic activity contracted significantly and demand for our customers’ paper and packaging products declined sharply. The paper industry balanced manufacturing capacity with decreased demand by taking downtime or permanently closing mills and operating rates at paper mills decreased. Declines in the prices for gasoline and other fuels have also depressed prices for ethanol.
     Third quarter fiscal 2009 sales at the Company’s Industrial Ingredients—North America business unit declined $16.2 million, or 26.6%, to $44.7 million. Average unit selling prices declined 29% primarily due to the lower unit selling prices of ethanol compared to industrial starch products and the increase in ethanol production over the prior year. Sales of ethanol, which the Company began producing in the third quarter of fiscal 2008, were $14.8 million in the third quarter of fiscal 2009. Sales for the nine months ended May 31, 2009 decreased 15.9% to $133.8 million as a 2% increase in volume was not able to offset average unit pricing declines. Sales of ethanol were $38.7 million for the first nine months of fiscal 2009, compared to $4.7 million for the same period in fiscal 2008. Ethanol production in fiscal 2008 began in May 2008.
     Income from operations for the third quarter of fiscal 2009 at the Company’s Industrial Ingredients—North America business unit decreased from $5.1 million a year ago to an operating loss of $7.0 million in fiscal 2009. Third quarter fiscal 2009 gross margin was a loss of $5.6 million compared to positive margin of $9.4 million for the third quarter of fiscal 2008. Unit margins on ethanol are lower than industrial starch and the decline in ethanol selling prices as well as the unfavorable mix in revenues decreased gross margin for the industrial business. Margin and operating losses of $12.8 million and $11.9 million, respectively, for the nine months ended May 31, 2009 were also driven by the increase in lower margin ethanol sales and the reduction in starch average unit pricing. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the insurance recoveries and costs associated with the flooding in the summer of 2008. These costs and recoveries were included in income from operations. The Company recorded net insurance recoveries of $1.1 million and $9.1 million for the three and nine months ended May 31, 2009, respectively.
     Food Ingredients—North America
     Fiscal 2009 third quarter sales for the Food Ingredients—North America segment of $16.6 million decreased 3.1%, or $0.5 million, from the third quarter of fiscal 2008, due to 16% lower volume partially offset by higher average unit pricing of 15.6% and improved product mix. Lower volume and sales for the quarter ended May 31, 2009 were partially due to the sale of the dextrose product line in the second quarter of fiscal 2009. Third quarter dextrose sales last year were $1.2 million. Sales of applications to the coatings, dairy and pet treats end markets improved by double digit rates. Sales for the nine months ended May 31, 2009 rose 4.3%, or $2.1 million, to $51.0 million over the same period last year. Sales growth was driven by improvements in unit pricing, partially offset by a decline in volume. Sales of dextrose applications were $1.9 million and $3.0 million, respectively, for the nine months ended May 31, 2009 and 2008.
     Income from operations for the third quarter of fiscal 2009 at the Food Ingredients—North America segment was $3.4 million, a 19% increase over the same period last year. Third quarter gross margin improved 13.5% to $5.6 million on favorable pricing and product mix, partially offset by lower volumes and higher raw material costs. Income from operations for the first nine months of fiscal 2009 improved to $9.6 million, a $1.9 million increase compared to the same period of fiscal 2008. Gross margin increased by $2.0 million, and gross margin as a percent of sales increased by 290 basis points over last year’s period on improved average unit pricing, partially offset by lower volumes. Operating expenses and research activities increased over the same period last year as higher employee-related costs were offset by lower expenditures for product trials.
     In the second quarter of fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale, reflected in “Non-operating income, net” in the statement of operations.
     Australia/New Zealand Operations
     Sales at the Australia/New Zealand operations declined 29.8%, or $7.5 million, in the third quarter of fiscal 2009 over the same period of fiscal 2008 primarily due to the decline in the foreign currency exchange rates compared to the U.S. dollar. A sales volume decline of 3% and an unfavorable product mix also contributed to the decline in third quarter revenues. Third quarter sales in local currency declined by 7.9% over the same quarter of fiscal 2008 and average unit pricing in local currency decreased 5.5%. Sales for the nine months ended May 31, 2009 decreased 29.9%

to $55.0 million from $78.5 million last year, primarily due to a 22% decrease in the average foreign currency exchange rates and a 14% decline in sales volumes, partially offset by higher average unit pricing. Year-to-date sales in local currency decreased 10.2% and average unit pricing increased 4.2% in local currency.
     Fiscal 2009 third quarter loss from operations at the Company’s Australia/New Zealand operations was $3.1 million compared to an operating loss of $0.9 million in the same period of fiscal 2008. Third quarter fiscal 2009 gross margin declined by $2.7 million to a loss of $1.5 million. Grain costs in the quarter were $1.2 million higher than a year ago as the drought premium charged for grain continued. Unit manufacturing costs rose on lower manufacturing throughput due to product rationalization as well as increases in chemical, packaging and utility costs. Operating loss for the nine months ended May 31, 2009 was $21.4 million, compared to an operating loss of $3.0 million for the same period last year. In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge. See Note 4 to the Condensed Consolidated Financial Statements. Year-to-date 2009 gross margin declined $7.4 million from last year, from positive margin of $4.3 million to a loss of $3.1 million as raw material grain costs rose $6.7 million and unit manufacturing costs rose $4.1 million. Favorable average unit pricing of $3.0 million partially offset the increased input and production costs. Operating and research and development expenses for the nine months ended May 31, 2009 decreased $1.4 million over the same period a year ago due to the decrease in average foreign currency exchange rates. Included in the segment’s operating loss for the first nine months of fiscal 2008 were restructuring costs of $1.4 million. See Note 15 to the Condensed Consolidated Financial Statements.
     Corporate operating expenses
     Corporate operating expenses for the third quarter of fiscal 2009 were $2.4 million, a $0.2 million increase compared to the same quarter last year, primarily due to professional fees. For the nine months ended May 31, 2009, corporate operating expenses increased $0.8 million to $7.6 million over the same period a year ago due to an increase in professional fees and employee-related costs.
     Interest expense
     Interest expense for the three and nine months ended May 31 2009 increased $0.8 million and $1.8 million, respectively, compared to the same periods last year due to higher average debt balances. In addition, interest costs related to construction of the ethanol manufacturing plant were capitalized until May 2008, when the facility began commercial production. Interest costs capitalized were $0.3 million and $1.1 million for the three and nine months ended May 31, 2008.
     In connection with the Third Amendment to the 2007 Agreement, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these and existing deferred loan fees over the shortened maturity of the debt will increase annual interest expense by an estimated $1.1 million. The Third Amendment increased the maximum commitment fee for undrawn balances by 25 basis points and the maximum LIBOR margin payable on outstanding debt by 150 basis points to 5.00%. The incremental annual interest expense from these pricing changes and the revised amortization schedule is estimated at $1.2 million. See Notes 8 and 20 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s Australian operations reported a tax loss for fiscal 2008 and for the first nine months of fiscal 2009. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to the uncertainty related to generating sufficient future taxable income in Australia, the Company currently believes that it is more likely than not that the net deferred tax benefit will not be realized. In the second quarter of fiscal 2009 the Company recorded a $2.1 million valuation allowance against the entire Australian net deferred tax asset. An additional valuation allowance of $1.0 million was recorded in the third quarter of fiscal 2009. A valuation allowance has not been recognized on the net U.S. deferred tax asset as there is sufficient taxable income in carryback years to realize the net deferred tax asset.
     The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2009 were 25.0% and 9.7%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the quarter ended May 31, 2009 is due to the favorable tax benefit of the research and development tax credit and a $0.2 million reduction in the amount of unrecognized tax benefits due to the lapse of applicable statutes of limitation offset by an increase in the

Australian valuation allowance. The reduction in the effective tax rate from the U.S. federal statutory rate for the nine months ended May 31, 2009 is primarily due to (1) a $3.1 million valuation allowance recognized against the Australian net deferred tax assets as discussed above, and (2) no recognition of a tax benefit in connection with the Australian goodwill impairment charge of $13.8 million as this charge is not deductible for tax purposes, and (3) an increase of $0.4 million in the amount of unrecognized tax benefits.
     The amount of unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), decreased by $0.2 million in the quarter ended May 31, 2009 as discussed above, and increased by $0.4 million for the nine months ended May 31, 2009. The total amount of unrecognized tax benefits at May 31, 2009 was $1.3 million, all of which, if recognized, would favorably impact the effective tax rate. A state tax audit of the Company’s fiscal 2004 to 2006 tax returns was completed in the third quarter of fiscal 2009 with immaterial adjustments to the Company’s taxable income. The Company has been notified by one state taxing jurisdiction that an audit of the Company’s 2005 to 2008 tax returns will begin in the fourth quarter of fiscal 2009. None of the Company’s other income tax returns are under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at May 31, 2009 will change materially in the next 12 months.
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
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	(In thousands)
Royalty and licensing income	$394	$465	$1,181	$1,320
Gain on sale of dextrose product line	—	—	1,562	—
Gain (loss) on foreign currency transactions	443	(236)	(198)	208
Other	77	107	83	62

Total	$914	$336	$2,628	$1,590

     In the second quarter of fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
     During the three and nine months ended May 31, 2009, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above. See Note 12 to the Condensed Consolidated Financial Statements for information on the Company’s royalty and licensing income.

Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires in fiscal 2011. In the first nine months of fiscal 2009, the Company received $16.7 million of insurance proceeds related to the damages sustained in the flooding in Cedar Rapids, Iowa in June 2008. Costs incurred in the same period associated with the flood recovery were $7.6 million. See the “Overview” section of this Part I, Item 2 and Note 3 to the Condensed Consolidated Financial Statements for a discussion of the impact of the flooding on the Company’s liquidity. The Company also sold its assets related to its dextrose product line in the second quarter of fiscal 2009 for cash proceeds of $2.9 million.
     Penford had working capital of $42.6 million and $38.1 million at May 31, 2009 and August 31, 2008, respectively. Cash used in operations was $21.7 million for the nine months ended May 31, 2009 compared to cash used in operations of $3.2 million for the nine months ended May 31, 2008. The decline in cash flow from operations is primarily due to a decrease in earnings over the same period last year and the impact of higher working capital balances. Trade receivables expanded as the Company’s Industrial Ingredients sales recovered after operations were restarted in the first quarter of fiscal 2009 and accounts payable and accrued liabilities declined during the nine months ended May 31, 2009 as a result of payments for flood restoration services accrued for in the fourth quarter of fiscal 2008.
     At May 31, 2009, the Company had $44.9 million and $6.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $41.7 million outstanding on May 31, 2009 under its capital expansion credit facility related to the construction of the ethanol facility. During the nine months ended May 31, 2009, debt, including the effects of foreign currency exchange rates, expanded by $28.9 million to fund flood restoration costs, operating losses, and other working capital requirements. The Company’s ability to borrow under its $60 million revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement, as amended.
     In fiscal 2007, the Company entered into the 2007 Agreement. Effective July 8, 2008, the 2007 Agreement was amended to temporarily adjust the calculation of selected covenant formulas for the costs of flood damage at the Company’s Cedar Rapids, Iowa facility and the associated property damage and business interruption insurance recoveries. On February 26, 2009, the Company entered into the Second Amendment to the 2007 Agreement, which adjusted certain covenants and other provisions in the 2007 Agreement to provide additional relief from the financial impact of the flood at the Company’s Cedar Rapids, Iowa facility.
     On July 9, 2009, the Company and its lenders under the 2007 Agreement executed a third amendment to the 2007 Agreement (the “Third Amendment”). The Third Amendment, among other things, amends financial covenants effective as of May 31, 2009, reduces the amounts that the Company may borrow under the various facilities available under the 2007 Agreement, shortens the maturity dates on borrowed funds, increases applicable interest rates, eliminates the Company’s ability to declare dividends on its stock, and adjusts the amortization schedule and provisions regulating mandatory prepayments, additional indebtedness, subsidiary company support, and reporting requirements. See Note 20 to the Condensed Consolidated Financial Statements for further information regarding this amendment.
     The Company’s short-term borrowings consist of an Australian variable-rate grain inventory financing facility with an Australian bank which expires August 31, 2009. The amount outstanding under this arrangement, which is classified as a current liability on the balance sheet, was $3.5 million at May 31, 2009.
     As of May 31, 2009, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar-denominated debt of $24.4 million at 4.18% and $5.6 million at 5.08%, plus the applicable margin under the 2007 Agreement. At May 31, 2009, the fair value of the interest rate swaps was recorded in the balance sheet as a liability of $2.0 million.
     The Company paid dividends of $2.0 million during the nine months ended May 31, 2009, which represents a quarterly rate of $0.06 per share. In April 2009, the Board of Directors suspended payment of dividends. Pursuant to the Third Amendment, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock.

Guaranteed Obligations
     In the second quarter of fiscal 2009, Penford Corporation entered into an agreement with a supplier of grain to the Company’s subsidiary company, Penford New Zealand Limited. Pursuant to this agreement, the Company has guaranteed the trade payable obligations of Penford New Zealand arising from the purchase of grain from this supplier up to a limit of 9.0 million New Zealand Dollars or the New Zealand Dollar equivalent of $5.0 million U.S. Dollars, whichever is less. The guarantee continues for the period during which the supplier sells grain to Penford New Zealand. As of May 31, 2009, the outstanding payable balance related to this guarantee is 8.9 million New Zealand Dollars. This outstanding balance is included in accounts payable in the Condensed Consolidated Balance Sheet.
Contractual Obligations
     The Company is a party to various debt and lease agreements at May 31, 2009 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of May 31, 2009, there have been no material changes in the Company’s contractual obligations since August 31, 2008, except for changes in the obligations for long-term debt and capital leases.
     The Company’s scheduled debt payments have been revised pursuant to the terms of the Third Amendment. See Note 20 to the Condensed Consolidated Financial Statements for further information regarding this amendment.
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
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at May 31, 2009.
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

     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP requires additional disclosures regarding financial instruments for interim reporting periods of publicly traded companies. This FSP requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim reporting periods ending after June 15, 2009 (fourth quarter fiscal 2009 for the Company). The adoption of this FSP is not expected to have an effect on the Company’s consolidated financial statements. The Company is currently evaluating the disclosure requirements of this standard.
     In April 2009, the FASB issued FSP SFAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (fourth quarter fiscal 2009 for the Company). The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 (fourth quarter fiscal 2009 for the Company). The adoption of this standard will not have an effect on the Company’s consolidated financial statements.
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
     Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2009. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     With respect to the risk factor identified in the Company’s Form 10-K which appears under the heading, “The loss of a major customer could have an adverse effect on Penford’s results of operations,” the amount of the Company’s ethanol sales, as well as the portion of total sales that consists of ethanol, have materially increased. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 19% and 16% of the Company’s consolidated net sales for the three and nine months ended May 31, 2009, respectively.
     With respect to the risk factor identified in the Company’s Form 10-K which appears under the heading, “The agreements governing the Company’s debt contain various covenants that limit its ability to take certain actions and also require the Company to meet financial maintenance tests, and Penford’s failure to comply with any of the debt covenants could have a material adverse effect on the Company’s business, financial condition and results of operations,” as discussed earlier in this report, the recent amendment to the Company’s bank credit agreement has materially changed the terms governing the Company’s debt. Although the Company expects to be able to comply with these new terms, the Company’s inability to comply with these terms could have a material adverse effect on its business, financial condition and results of operations.
     With respect to the risk factor identified in the Company’s Form 10-K which appears under the heading, “Economic conditions may impair the businesses of the Company’s customers and end user markets, which could adversely affect the Company’s business operations,” the current economic recession has continued to adversely affect demand for certain products sold by the Company’s Industrial Ingredients business, resulting in operating losses. The timing and amount of any recovery of demand for the Company’s industrial products are uncertain.

     Item 6: Exhibits.
     (d) Exhibits

10.1	Third Amendment to Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation

(Registrant)

July 10, 2009	/s/ Steven O. Cordier Steven O. Cordier
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

Exhibit No.	Description

10.1	Third Amendment to Second Amended and Restated Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002