Form 10-K
period 2009-08-31
PENFORD CORP
filed 2009-11-13
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 27, 2009, the last business day of the Registrant’s second quarter of fiscal 2009, was approximately $52.9 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 3, 2009 was 11,363,553.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

PART I

Forward-looking Statements

This Annual Report on Form 10-K (“Annual Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 1 — Business and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•	the amount and timing of flood insurance recoveries;

•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

•	unanticipated costs, expenses or third-party claims;

•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

•	interest rate, chemical and energy cost volatility;

•	foreign currency exchange rate fluctuations;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates,

•	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended;

•	the Company’s ability to execute the disposal of its discontinued operations in Australia; or

•	other factors described in Part I, Item 1A “Risk Factors.”

Item 1:	Business

Description of Business

Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications, including fuel grade ethanol. The Company’s strategically-located manufacturing facilities in the United States provide it with broad geographic coverage of its target markets. Penford is a

Washington corporation originally incorporated in September 1983. The Company commenced operations as a publicly-traded company on March 1, 1984.

Penford operates in two business segments, each utilizing its carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. The Industrial Ingredients — North America and Food Ingredients — North America segments are broad categories of end-market users. Financial information about Penford’s segments and geographic areas is included in Note 18 to the Consolidated Financial Statements.

The Company has significant research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs.

Penford’s two business segments are:

•	Industrial Ingredients — North America, which in fiscal years 2009, 2008 and 2007 generated approximately 73%, 72% and 76%, respectively, of Penford’s continuing revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients. Several of Industrial Ingredients’ products are cost-effective alternatives to synthetic, petroleum-based ingredients.

In May 2008, the Company’s Industrial Ingredients — North America segment began commercial production and sales of ethanol from its facility in Cedar Rapids, Iowa. This ethanol plant gave the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities. Sales of ethanol in fiscal years 2009 and 2008 were 29% and 3%, respectively, of this segment’s reported revenue.

In June 2008, the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business, was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. See Note 3 to the Consolidated Financial Statements.

•	Food Ingredients — North America, which in fiscal years 2009, 2008 and 2007 generated approximately 27%, 28% and 24%, respectively, of Penford’s continuing revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. Its expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and other food and bakery products.

Discontinued Operations

On August 27, 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. This determination was the completion of a process, announced on February 27, 2009, involving an examination of a range of strategic and operating choices for the Company’s Australia/New Zealand Operations as part of a continuing program to maximize the Company’s asset values and returns. On September 2, 2009, the Company completed the sale of

Penford New Zealand Limited. On November 11, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, executed two asset sale agreements with unrelated parties to sell substantially all of its operating assets. The completion and timing of these transactions remain subject to risks and uncertainties.

The Australia/New Zealand Operations developed, manufactured and marketed ingredient systems, including specialty starches and sweeteners for food and industrial applications. Until September 2, 2009, the Company operated a corn wet milling facility in Auckland, New Zealand. The Company continues to operate a corn wet milling facility in Lane Cove, Australia and a wheat starch manufacturing facility in Tamworth, Australia. These facilities are covered by the asset sale agreements noted above.

The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, for all periods presented herein, the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 2 to the Consolidated Financial Statements for further details.

Unless otherwise noted, all amounts, analyses and discussions are based on continuing operations.

Raw Materials

Corn:  Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices consistent with those available in the major U.S. grain markets.

Potato Starch:  The Company’s facilities in Idaho Falls, Idaho; Richland, Washington; and Plover, Wisconsin use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to three years with potato processors in the United States and Canada to acquire potato-based raw materials.

Chemicals:  The primary chemicals used in the manufacturing processes are readily available commodity chemicals. The prices for these chemicals are subject to price fluctuations due to market conditions.

Natural Gas:  The primary energy source for most of Penford’s plants is natural gas. Penford contracts its natural gas supply with regional suppliers, generally under short-term supply agreements, and regularly uses futures contracts to hedge the price of natural gas.

Corn, potato starch, chemicals and natural gas are not currently subject to availability constraints; however, demand for these items can significantly affect the prices. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 50-55% of the recovered potato starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.

Over half of the Company’s manufacturing costs consist of the costs of corn, potato starch, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in prices may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short-term supply agreements for other production requirements.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $4.3 million, $5.7 million and $5.1 million for fiscal years ended August 31, 2009, 2008 and 2007, respectively.

At the end of fiscal 2009, Penford had 29 scientists, including five with a Ph.D. degree with expert knowledge of carbohydrate characteristics and chemistry.

Patents, Trademarks and Tradenames

Penford owns a number of patents, trademarks and trade names.

Penford has approximately 60 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry, and animal and human nutrition. Penford’s issued patents expire at various times between 2012 and 2025. The annual cost to maintain all of the Company’s patents is not significant. However, most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind®, PenCling® and PenPlus®.

Quarterly Fluctuations

Penford’s revenues and operating results vary from quarter to quarter. Sales volumes of the Food Ingredients — North America products used in french fry coatings are generally lower during Penford’s second fiscal quarter due to decreased consumption of french fries during the post-holiday season. The cost of natural gas in North America is generally higher in the winter months than the summer months.

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

Permits are required by the various environmental agencies that regulate the Company’s operations. Penford believes that it has obtained all necessary material environmental permits required for its operations. Penford believes that its operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, are approximately $1.4 million.

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

During fiscal 2009, compliance with environmental regulations did not have any material effects on the Company’s operations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2010.

Principal Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 21% of the Company’s net sales for fiscal year 2009. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 11%, 15% and 17% of the Company’s net sales for fiscal years 2009, 2008 and 2007, respectively. Domtar, Inc. and Eco-Energy are customers of the Company’s Industrial Ingredients — North America business.

Competition

In its primary markets, Penford competes directly with approximately five other companies that manufacture specialty starches for the papermaking industry, approximately six other companies that manufacture specialty food ingredients, and numerous producers of fuel ethanol. Penford competes indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Some of these competitors are larger companies, and have greater financial and technical resources than Penford. Application expertise, quality and service are the major competitive advantages for Penford.

Employees

At August 31, 2009, Penford had 320 employees in North America, of which approximately 42% were members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2012.

Sales and Distribution

Sales are generated using a combination of direct sales and distributor agreements. In many cases, Penford supports its sales efforts with technical and advisory assistance to customers. Penford generally ships its products upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail or truck to customer facilities in bulk.

Export Sales

Export sales from Penford’s businesses in the U.S. accounted for approximately 8%, 11% and 12% of total sales in fiscal 2009, 2008 and 2007, respectively. See Note 18 to the Consolidated Financial Statements in Item 8 for sales, depreciation and amortization, income and loss from operations, net capital expenditures and total assets by geographic segment, which information is incorporated by reference.

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

Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	53	President and Chief Executive Officer
Steven O. Cordier	53	Senior Vice President, Chief Financial Officer and Assistant Secretary
Andrew S. Dratt	37	Vice President, Corporate Development
Timothy M. Kortemeyer	43	Vice President and President, Industrial Ingredients
Wallace H. Kunerth	61	Vice President and Chief Science Officer
Christopher L. Lawlor	59	Vice President — Human Resources, General Counsel and Secretary
John R. Randall	65	Vice President and President, Food Ingredients

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

Mr. Dratt joined Penford in June 2008 as Vice President, Corporate Development. From October 2007 to June 2008, Mr. Dratt was the Director — Product Development for Sensient Flavors and Fragrances, a division of Sensient Technologies Corporation, a manufacturer of specialty chemicals and food products. From October 2006 to October 2007, Mr. Dratt was the Director — Global Marketing for Sensient Flavors and Fragrances. Mr. Dratt served as the Director — Beverage & Culinary Business Units from 2005 to October 2006 and the Director — Marketing and Business Development from May 2002 to 2005 for FONA International, a developer and manufacturer of flavors for the food and beverage industries.

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

In fiscal 2009, approximately 38% of Penford’s manufacturing costs were the costs of corn, potato starch and other agricultural raw materials. Weather conditions, plantings, government programs and policies, and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, potato starch and other agricultural raw materials due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 14% and 12%, respectively, of the cost of manufacturing the Company’s products in fiscal 2009. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the Food Ingredients business. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 21% of the Company’s net sales for fiscal year 2009. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 11%, 15% and 17% of the Company’s net sales for fiscal years 2009, 2008 and 2007, respectively. Sales to the top ten customers represented 69% and 62% of net sales for fiscal years 2009 and 2008, respectively. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

The Company is substantially dependent on its manufacturing facilities; any operational disruption could result in a reduction of the Company’s sales volumes and could cause it to incur substantial losses.

Penford’s revenues are, and will continue to be, derived from the sale of starch-based ingredients and ethanol that the Company manufactures at its facilities. The Company’s operations may be subject to significant interruption if any of its facilities experiences a major accident or is damaged by severe weather or other natural disasters, as occurred as a result of the flood of the Cedar River at the Company’s Cedar Rapids, Iowa facility in fiscal 2008. In addition, the Company’s operations may be subject to labor disruptions and unscheduled downtime, or other operational hazards inherent in the industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The Company’s insurance may not be adequate to fully cover the potential operational hazards described above or that it will be able to renew this insurance on commercially reasonable terms or at all.

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

Although the Company has fixed the interest rates on a significant portion of its outstanding debt through interest rate swaps as of August 31, 2009, approximately $62.4 million of its outstanding debt was subject to variable interest rates which move in direct relation to the United States or Australian London InterBank Offered Rate (“LIBOR”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.

The Company is subject to income taxes in the United States and, until the operations are divested, the Company is also subject to income taxes in Australia and New Zealand. The Company’s effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets, which are predominantly in the United States, is dependent on the Company’s ability to generate future taxable income in the United States. The amount of income taxes paid is subject to interpretation of applicable tax laws in the jurisdictions in which the Company operates. Although the Company believes it has complied with all applicable income tax laws, there is no assurance that a tax authority will not have a different interpretation of the law or that any additional taxes imposed as a result of tax audits will not have an adverse effect on the Company’s results of operations.

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

The future funding obligations for the Company’s two U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The pension plans hold a significant amount of equity and fixed income securities. When the values of these securities decline, pension expense can increase and materially affect the Company’s results. Decreases in interest rates that are not offset by contributions and asset returns could also increase the Company’s obligations under such plans. The Company is legally required to make contributions to the pension plans in the future, and those contributions could be material. The Company expects to contribute $1.8 million to its pension plans during fiscal 2010.

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

Penford is subject to many federal, state and local environmental and health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in its manufacturing processes. Compliance with these laws and regulations is a significant factor in the Company’s business. Penford has incurred and expects to continue to incur significant expenditures to comply with applicable environmental laws and regulations. The Company’s failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

As of August 31, 2009, approximately 42% of the Company’s 320 North American employees were members of trade unions. Although the Company’s relations with unions are stable and the Company’s labor contract does not expire until August 2012, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers.

The Company may be unable to execute its plan to completely exit from its Australia/New Zealand Operations.

In August 2009, the Company made a determination to exit from its Australia/New Zealand Operations. While the Company has completed the sale of its New Zealand subsidiary, it still must complete the disposal of its remaining operations in Australia. On November 11, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, entered into two asset sale agreements with unrelated parties to sell substantially all of its operating assets. The completion and timing of these transactions remain subject to risks and uncertainties.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In fiscal 2009, the stock price ranged from a low of $2.07 on March 6, 2009 to a high of $19.79 on September 19, 2008. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

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

Item 1B:	Unresolved Staff Comments

Not applicable.

Item 2:	Properties

Penford’s facilities as of August 31, 2009 are as follows:

	Bldg. Area
	(Approx.	Land Area	Owned/
	Sq. Ft.)	(Acres)	Leased	Function of Facility

North America:
Centennial, Colorado	25,200	—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000 *	29	Owned	Manufacture of corn starch products, administration offices and research laboratories
Idaho Falls, Idaho	30,000	4	Owned	Manufacture of potato starch products
Richland, Washington	45,000	—	Owned	Manufacture of potato and tapioca starch products
	9,600	4.9	Leased	Administrative office and warehouse
Plover, Wisconsin	54,000	10	Owned	Manufacture of potato starch products

*	Approximately 119,150 square feet are subject to a long-term lease to the purchaser of the Company’s former dextrose business

Penford’s production facilities are strategically located near sources of raw materials. The Company believes that its facilities are maintained in good condition and that the capacities of its plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Penford’s owned and leased property related to the discontinued operations in Lane Cove and Tamworth, Australia, and Auckland, New Zealand, are not included in this Item 2.

Item 3:	Legal Proceedings

On January 23, 2009, the Company filed suit in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company seeks additional payments from the insurers of more than $30 million for property damage, time element and various other exposures due to costs and losses incurred as a result of the flood. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

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

No matter was submitted to a vote of shareholders during the fourth quarter of fiscal 2009.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol “PENX.” On November 3, 2009, there were 458 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

Quarter Ended November 30	$19.79	$7.50	$41.30	$23.88
Quarter Ended February 28	$12.47	$4.88	$29.34	$20.91
Quarter Ended May 31	$6.72	$2.07	$24.00	$19.63
Quarter Ended August 31	$7.95	$5.19	$21.82	$11.81

Dividends

During each quarter of the first half of fiscal year 2009 and each quarter of fiscal year 2008, the Board of Directors declared a $0.06 per share cash dividend.

In April 2009, the Board of Directors suspended payment of dividends. Pursuant to an amendment to the Company’s bank credit agreement effective July 9, 2009, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. During fiscal years 2009 and 2008, the Company declared dividends on its common stock of $1.4 million and $2.6 million, respectively.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2004 to August 31, 2009) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100 - $200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2004 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company’s performance as reflected in the graph is not indicative of the Company’s future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penford Corp., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 8/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending August 31.

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING AUGUST 31, 2009

	2004	2005	2006	2007	2008	2009
PENFORD CORPORATION	100.00	86.45	94.73	216.40	102.96	40.45
NASDAQ MARKET INDEX (U.S.)	100.00	117.52	121.39	145.97	129.25	111.34
NASDAQ MARKET CAP ($100-200M)	100.00	117.14	113.87	115.42	86.74	58.79

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

The following table sets forth certain selected financial information for the five fiscal years as of and for the period ended August 31, 2009. The amounts have been restated to reflect the reclassification of discontinued operations and should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8.

	Year Ended August 31,
	2009	2008		2007		2006(2)	2005
	(Dollars in thousands, except share and per share data)

Operating Data:
Sales	$255,556	$239,581		$257,944		$223,006	$201,443
Cost of sales	$243,265	$194,993		$203,886		$186,610	$175,091
Gross margin percentage	4.8%	18.6%		21.0%		16.3%	13.1%
Income (loss) from continuing operations(3)	$(6,645)	$(10,808	)(1)	$11,283	(1)	$2,966	$847	(5)
Income (loss) from discontinued operations(4)	$(58,142)	$(1,892)		$2,234		$1,262	$1,727

Net income (loss)	$(64,787)	$(12,700)		$13,517		$4,228	$2,574
Diluted earnings per share from continuing operations	$(0.59)	$(1.02)		$1.22		$0.33	$0.10
Diluted earnings per share from discontinued operations	$(5.21)	$(0.18)		$0.24		$0.14	$0.19

Diluted earnings per share	$(5.80)	$(1.20)		$1.46		$0.47	$0.29
Dividends per share	$0.12	$0.24		$0.24		$0.24	$0.24
Average common shares and equivalents — assuming dilution	11,170,493	10,565,432		9,283,125		9,004,190	8,946,195
Balance Sheet Data (as of August 31):
Total assets	$258,245	$320,433		$288,388		$250,668	$249,917
Capital expenditures	5,379	38,505		32,782		10,582	6,094
Long-term debt	71,141	59,860		63,403		53,171	62,107
Total debt	92,382	67,889		67,459		57,466	66,129
Shareholders’ equity	79,359	160,362		125,676		107,452	100,026

(1)	Includes pre-tax charges of $1.4 million and $2.4 million in fiscal years 2008 and 2007, respectively, related to the settlement of litigation. See Note 20 to the Consolidated Financial Statements.

(2)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective at the beginning of fiscal 2006. As a result, the results of operations for fiscal years 2009, 2008, 2007 and 2006 include incremental stock-based compensation cost in excess of what would have been recorded had the Company continued to account for stock-based compensation using the intrinsic value method.

(3)	In the fourth quarter of fiscal 2008, the Company’s Cedar Rapids, Iowa manufacturing facility suffered severe flooding which suspended production for most of the fourth quarter. The Company recorded pre-tax costs of $27.6 million, net of insurance recoveries in fiscal year 2008 and net insurance recoveries of $9.1 million in fiscal 2009. See Note 3 to the Consolidated Financial Statements. In the first quarter of fiscal 2005, Penford experienced incremental expenses due to a union strike at its Cedar Rapids facility that began in the fourth quarter of fiscal 2004.

(4)	In August 2009, the Company recorded a $33.0 million non-cash asset impairment charge related to the property, plant and equipment of the Australia/New Zealand Operations. In the second quarter of fiscal 2009, the Australia/New Zealand Operations recorded a $13.8 million non-cash goodwill impairment charge. See Note 2 to the Consolidated Financial Statements. Includes a pre-tax gain of $0.7 million related to the sale of land in New Zealand in fiscal year 2008. Includes a pre-tax gain of $1.2 million related to the sale of land in Australia and a $0.7 million pre-tax gain related to the sale of an investment in fiscal year 2005.

(5)	Includes a $0.9 million pre-tax write off of unamortized deferred loan costs in fiscal 2005 and a tax benefit of $2.5 million related to 2001 through 2004 that the Company recognized in 2005 when the Company determined that it was probable that the extraterritorial income exclusion deduction on its U.S. federal income tax returns for those years would be sustained.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications and ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper and food production.

In May 2008, the Company’s Industrial Ingredients — North America segment began commercial production and sales of ethanol from its facility in Cedar Rapids, Iowa. This ethanol plant gives the Company the ability to select from multiple output choices to capitalize on changing industry conditions and selling opportunities. This increased flexibility allows the Company to direct production towards the most attractive mix of strategic and financial opportunities.

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments. Penford manages its business in two segments. Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users, served by operations in the United States. See Item 1 and Note 18 to the Consolidated Financial Statements for additional information regarding the Company’s business segment operations.

On August 27, 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. This determination was the completion of a process, announced on February 27, 2009, involving the examination of a range of strategic and operating choices for the Company’s Australia/New Zealand Operations as part of a continuing program to maximize the Company’s asset values and returns. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. On November 11, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, executed two asset sale agreements with unrelated parties to sell substantially all of its operating assets. The timing and completion of these transactions remain subject to significant risks and uncertainties.

The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Accordingly, for all periods presented herein, the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 2 to the Consolidated Financial Statements for further details.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes. The notes to the Consolidated Financial Statements referred to in this MD&A are included in Part II Item 8, “Financial Statements and Supplementary Data.” Unless otherwise noted, all amounts and analyses are based on continuing operations.

Impact of Cedar River Flooding

On June 12, 2008, the Company’s Industrial Ingredients — North America plant in Cedar Rapids, Iowa was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company sustained substantial damage to this facility and the plant was shut down from mid-June 2008 until the end of August 2008. By the end of August 2008, the Company had begun manufacturing industrial starch in Cedar Rapids. In late September 2008, the Company resumed the commercial production and sale of ethanol.

During the fourth quarter of fiscal 2008, the Company recorded costs of flood remediation and restoration of $27.6 million, net of insurance recoveries of $10.5 million. In fiscal 2009, the Company recorded flood-related costs of $7.6 million and insurance recoveries of $16.7 million. See Note 3 to the Consolidated Financial Statements for details of the flood restoration costs.

The Company maintains property damage and business interruption insurance coverage applicable to the Cedar Rapids plant. The Company is seeking additional payments from its insurers for damages arising from the flooding in June 2008 and has filed a lawsuit against the insurers. See Note 20 to the Consolidated Financial Statements for additional information regarding this lawsuit. The Company does not provide assurance as to any amount or timing of the ultimate recoveries under its insurance policies.

Consolidated Results of Operations

Consolidated fiscal 2009 sales increased 6.7% to $255.6 million from $239.6 million in fiscal 2008 on volume growth arising from the recovery by the Industrial Ingredients — North America business from the severe flooding in Cedar Rapids in fiscal 2008, and on pricing and product mix improvements in the Food Ingredients — North America segment. During fiscal 2009, the Company’s paper industry customers were negatively impacted by the global recession, resulting in weak demand for printing and writing paper products. As the paper demand contracted, paper mills closed, inventory levels declined and production schedules were cut back. As a result, demand declined for the Company’s industrial starch products. In response to this decline, the Company shifted more of its industrial starch manufacturing capacity to the production of ethanol, which accounted for $54.8 million, or 21% of consolidated sales. Food Ingredients — North America sales for fiscal 2009 rose on a 13% improvement in average unit pricing.

Fiscal 2009 consolidated gross margin decreased to $12.3 million, or 4.8% of sales, from $44.6 million, or 18.6% of sales, in fiscal 2008. Consolidated gross margin declined primarily due to the increase in ethanol production with a lower unit price than industrial starch, and falling ethanol and industrial starch prices during fiscal 2009.

Consolidated operating loss was $6.4 million in fiscal 2009 compared to an operating loss of $15.8 million in fiscal 2008. The decline in size of the loss relative to fiscal 2008 is primarily due to $9.1 million of net insurance recoveries recorded in fiscal 2009, as well as a $2.2 million reduction in operating expenses. In fiscal 2008, the operating loss included $27.6 million of net flood-related costs and $1.4 million of litigation settlement costs.

Interest expense in fiscal 2009 was $5.6 million compared with $3.1 million in fiscal 2008. Interest expense increased in fiscal 2009 due to a $1.1 million decrease in capitalized interest costs, an increase in average debt balances, and an increase in the applicable margin over LIBOR beginning in July 2009. Interest costs of $1.1 million related to the construction of the ethanol facility in Cedar Rapids, Iowa were capitalized in fiscal 2008.

The effective tax rate for fiscal 2009 was 34%. In fiscal 2009, the effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to adjustments to the unrecognized tax benefits and adjustments resulting from filing current and amended tax returns, offset by state income taxes. See Note 16 to the Consolidated Financial Statements.

Accounting Changes

Effective September 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities carried at fair value that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption did not have a material impact on the company’s financial statements. See Note 14 to the Consolidated Financial Statements. Due to the issuance of FASB Staff Position No. 157-2 (“FSP 157-2”), the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value. The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 and addresses how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives for using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, the effect of derivative instruments and related hedged items on financial position, results of operations, and cash flows, and a tabular disclosure of the fair values of derivative instruments and their gains and losses. Effective December 1, 2008, the Company adopted SFAS 161. See Note 14 to the Consolidated Financial Statements.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Industrial Ingredients — North America

	Year Ended August 31,
	2009	2008
	(Dollars in thousands)

Sales	$186,526	$173,320
Cost of sales	$195,853	$147,072
Gross margin	(5.0)%	15.1%
Loss from operations	$(11,154)	$(16,541)

Industrial Ingredients fiscal 2009 sales of $186.5 million increased $13.2 million, or 7.6%, from fiscal 2008. Annual sales volume of industrial starches declined 22.8%. The business suffered severe flood damage to its Cedar Rapids, Iowa manufacturing facility in June 2008 which shut down production for most of the fourth quarter of fiscal 2008. Limited production of starch products resumed in August 2008 and customer shipments were phased in during the first quarter of fiscal 2009 as the business restarted manufacturing processes. During the remainder of fiscal 2009, the Industrial Ingredients starch business was significantly impacted by weak demand for printing and writing paper products. Paper industry customers reacted to the demand decline by implementing extended downtime, closing mills and reducing inventory levels.

As starch demand decreased, the Industrial Ingredients business shifted more of its manufacturing mix to the production of ethanol. In May 2008, the Company began commercial production of ethanol, which was also suspended in June 2008 due to the impact of the Cedar Rapids flood. Ethanol production was restarted on a limited basis in late September 2008. Sales of ethanol in fiscal 2009 were $54.8 million compared to $6.0 million in fiscal 2008.

Gross margin declined from $26.2 million in fiscal 2008 to a loss of $9.3 million in fiscal 2009, a reduction of $35.6 million. Gross margin decreased primarily due to the shift in the manufacturing mix to ethanol production and a fall in ethanol selling prices. Ethanol has a lower unit selling price than industrial starch. The effect of lower industrial starch pricing of $5.1 million, higher depreciation on the ethanol facility of $2.2 million, higher distribution costs of $2.4 million, and $3.3 million of lower yields on corn and corn by-products also contributed to the margin decline.

Loss from operations for fiscal 2009 included $9.1 million of net insurance recoveries related to the Cedar Rapids flooding in fiscal 2008. See Note 3 to the Consolidated Financial Statements for details of the costs and recoveries. Operating expenses decreased to $8.3 million in fiscal 2009 from $11.6 million in fiscal 2008 on lower employee costs. Fiscal 2008 operating expenses included $1.4 million related to the settlement of a lawsuit. Research and development expenses decreased $1.0 million primarily due to lower employee costs.

Food Ingredients — North America

	Year Ended August 31,
	2009	2008
	(Dollars in thousands)

Sales	$69,030	$66,261
Cost of sales	$47,412	$47,921
Gross margin	31.3%	27.7%
Income from operations	$13,512	$10,178

Sales at the Food Ingredients — North America business of $69.0 million rose $2.8 million, or 4.2%, over fiscal 2008, driven by improvements in average unit selling prices. The annual volume declined 7% from 2008, approximately half of which was due to the sale of the dextrose business in the second quarter of fiscal 2009. Sales of non-coating applications, excluding dextrose applications, grew 3.5% and sales of coating applications rose 11%.

Income from operations grew 32.8% from $10.2 million in fiscal 2008 to $13.5 million in fiscal 2009 on an increase in gross margin. Improvements in average unit pricing and product mix more than offset raw material increases of $2.4 million and the effect of volume declines of $1.4 million.

Corporate Operating Expenses

Corporate operating expenses decreased to $9.3 million in fiscal 2009 from $10.0 million in fiscal 2008, primarily due to a decrease in employee incentive costs and an increase in the cash value of the Company-owned life insurance policies.

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

Loss from operations for fiscal 2008 included $27.6 million of flood remediation costs incurred in the fourth quarter, net of $10.5 million of insurance recoveries, as discussed above. See Note 3 to the Consolidated Financial Statements for a discussion of the costs recorded in fiscal 2008. Included in operating results for fiscal years 2008 and 2007 are expenses of $1.4 million and $2.4 million related to the settlement of a lawsuit. See Note 20 to the Consolidated Financial Statements. Operating expenses and research and development expenses increased $0.4 million in fiscal 2008.

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

Non-Operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Gain on sale of dextrose product line	$1,562	$—	$—
Gain (loss) on foreign currency transactions	127	(217)	4
Gain on cash flow hedges	—	2,890	—
Other	226	87	(316)

	$1,915	$2,760	$(312)

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

As discussed in Note 3 to the Consolidated Financial Statements, in June 2008, the flooding of the Cedar Rapids manufacturing facility shut down production for most of the fourth quarter of fiscal 2008. The Company had derivative instruments designated as cash flow hedges to reduce the price volatility of corn and natural gas used in the production of starch. Due to the June 12, 2008 flood event, derivative positions held as of that date that were forecasted to hedge exposures during the period the Cedar Rapids plant was shut down were no longer deemed to be effective cash flow hedges. The $2.9 million gain, representing ineffectiveness on these instruments, was reclassified from other comprehensive income and recognized as a component of non-operating income.

Interest expense

Interest expense was $5.6 million, $3.1 million and $3.7 million in fiscal years 2009, 2008 and 2007, respectively. Interest expense for fiscal 2009 increased $2.5 million over the prior year’s expense due to a $1.1 million decrease in capitalized interest costs, an increase in average debt balances, and an increase in the applicable margin over LIBOR beginning July 2009. In connection with the amendment to the Company’s credit facility in July 2009, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these and existing deferred loan fees over the shortened maturity of the debt will increase annual interest expense by an estimated $1.1 million. This amendment also increased the maximum commitment fee for undrawn balances and the maximum LIBOR margin payable on outstanding debt. The incremental annual interest expense from these pricing changes and the revised amortization schedule is estimated at $1.2 million. See “Liquidity and Capital Resources” in the MD&A for a discussion of the Company’s financing.

Interest expense for fiscal 2008 declined $0.6 million from fiscal 2007 due to a decline in U.S. interest rates from the previous year and lower average debt balances, excluding interest costs which were capitalized on debt related to the construction of the ethanol facility. Interest costs related to construction of the ethanol manufacturing plant were capitalized until May 2008, when the facility began commercial production. No interest costs were capitalized in fiscal 2009. Interest costs of $1.1 million and $0.4 million were capitalized in fiscal years 2008 and 2007, respectively, related to construction of the ethanol facility.

As of August 31, 2009, all of the Company’s outstanding debt was subject to variable interest rates. As of August 31, 2009, under interest rate swap agreements with several banks, the Company had fixed its interest rates on U.S. dollar denominated term debt of $23.2 million at 4.18% and $5.8 million at 5.08%, plus the applicable margin under the Company’s credit facility.

Income taxes

The effective tax rates for fiscal years 2009, 2008 and 2007 were 34%, 33% and 31%, respectively. In fiscal 2009 and 2008, the effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to adjustments to the unrecognized tax benefits and adjustments resulting from filing current and amended tax returns, offset by state income taxes. See Note 16 to the Consolidated Financial Statements.

The effective tax rate for fiscal 2007 varied from the U.S. federal statutory rate of 35% primarily due to U.S. tax incentives related to research and development, the favorable tax effect of domestic (U.S.) production activities, and the effect of a tax settlement. In May 2007, the Company settled Internal Revenue Service (“IRS”) audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. In connection with the settlement of these audits, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.

Results of Discontinued Operations

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Sales	$78,030	$107,532	$105,244
Cost of sales	82,166	102,523	$95,141

Gross margin	(4,136)	5,009	10,103
Operating expenses	5,025	6,536	5,331
Research and development expenses	1,745	2,262	1,674
Restructure costs	—	1,356	—
Goodwill impairment	13,828	—	—
Asset impairment	33,020	—	—

Income (loss) from operations	(57,754)	(5,145)	3,098
Non-operating income	1,734	2,675	1,957
Interest expense	973	993	1,998

Income (loss) on discontinued operations before income taxes	(56,993)	(3,463)	3,057
Income tax expense (benefit)	1,149	(1,571)	823

Income (loss) on discontinued operations	(58,142)	(1,892)	2,234

Overview

On August 27, 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. This determination was the completion of a process, announced on February 27, 2009, involving the examination of a range of strategic and operating choices for the Company’s Australia/New Zealand Operations as part of a continuing program to maximize the Company’s asset values and returns. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. On November 11, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, executed two asset sale agreements with unrelated parties to sell substantially all of its operating assets. The timing and completion of these transactions remain subject to significant risks and uncertainties. The Australia/New Zealand Operations was previously reported in the consolidated financial statements as an operating segment.

Fiscal 2009 Compared to Fiscal 2008

The Australian business reported a $29.5 million decrease in sales in fiscal 2009 over fiscal 2008 on a $19.5 million decline in foreign currency exchange rates compared to the U.S. dollar, and a sales volume decrease of 11%, partially offset by $1.8 million of improvements in pricing and product mix. Sales in local currency declined 10% and average unit pricing increased 1.2% in local currency.

Fiscal 2009 gross margin declined $9.1 million from last year, from positive margin of $5.0 million to a loss of $4.1 million as raw material grain costs rose $6.4 million and unit manufacturing costs rose $5.3 million. Favorable average unit pricing partially offset the increased input and production costs. Operating and research and development expenses for fiscal 2009 decreased by $2.0 million over the same period a year ago due to the decrease in average foreign currency exchange rates.

In the second quarter of fiscal 2009, the Company performed an interim impairment evaluation of its goodwill. As a result of this interim assessment, the Company recorded a non-cash goodwill impairment charge of $13.8 million representing all of the goodwill allocated to the Australia/New Zealand reporting unit.

The financial statements have been prepared in compliance with the provisions of SFAS 144. Accordingly, as of August 31, 2009, the Company stated the long-lived assets of the Australia/New Zealand Operations at the lower of their carrying values or fair value less costs to sell. The Company estimated fair value of the long-lived assets based on executed sales agreements for substantially all of its Australian operating assets and the completed sale price of Penford New Zealand. The Company recorded a non-cash asset impairment charge of $33.0 million in the fourth quarter of fiscal 2009 to reduce the carrying value of the long-lived assets of the Australia/New Zealand Operations to estimated fair value less costs to sell. The estimates used in determining the impairment charge, including, but not limited to, the sales proceeds and costs to sell, are subject to significant risks and uncertainties. The actual asset impairment may be materially more or less than the charge recorded at August 31, 2009. Estimates of fair value will be evaluated each quarter and revisions to the estimates will be recorded as adjustments to the carrying values of the long-lived assets.

The Company’s Australian operations reported a tax loss for fiscal years 2009 and 2008. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to classification of the Australia operations as discontinued and the uncertainty related to generating sufficient future taxable income in Australia, the Company currently believes that it is more likely than not that the net deferred tax benefit will not be realized. At August 31, 2009, the Company has recorded a valuation allowance against the entire Australian net deferred tax asset.

Fiscal 2008 Compared to Fiscal 2007

The Australian business reported a 2.2% increase in sales in fiscal 2008 over fiscal 2007. Volumes declined 21% from fiscal 2007 levels, reflecting a planned shift to product offerings with higher long-term return opportunities. Improvements in average unit selling prices of 29% contributed $12.7 million to revenue gains and stronger average foreign currency exchange rates increased revenues by $11.5 million. Sales in local currencies declined 10%.

Gross margin declined to 4.7% of sales in fiscal 2008 from 9.6% in fiscal 2007 on lower volumes and higher manufacturing costs. Manufacturing costs increased due to higher procurement and processing charges on grain that was imported to supplement local grain supplies. Increased raw material grain and chemical costs were offset by higher selling prices.

Operating expenses increased $0.8 million in fiscal 2008 compared to fiscal 2007 primarily due to the strengthening of the Australian and New Zealand dollar exchange rates which added $0.7 million to expenses. The remainder of the increase was due to higher employee costs. Similarly, research and development expenses increased $0.6 million, of which half was due to foreign currency exchange rates and the remainder due to increased headcount, patent and consultant costs.

The segment’s operating loss for fiscal 2008 included $1.4 million of employee severance costs and related benefits that were paid in connection with workforce reductions implemented during the reconfiguring of the Australian and New Zealand businesses.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires in 2011. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2010.

Operating Activities

At August 31, 2009, Penford had working capital from continuing operations of $23.4 million, and $91.4 million outstanding under its credit facility. Cash flow from continuing operations was $(11.2) million, $(1.4) million and $19.2 million in fiscal years 2009, 2008 and 2007, respectively. The change in cash flow in fiscal 2009 was primarily due to an increase in trade receivables of $20.1 million as sales of the Industrial Ingredients business grew after the Cedar Rapids flooding in fiscal 2008 and reduction in payables of $16.0 million. The decline in cash flow in fiscal 2008 compared to fiscal 2007 is primarily related to the fourth quarter operating loss due to the temporary shut down of the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business, due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. In addition, the fluctuations in working capital balances in fiscal 2008 compared to fiscal 2007 are primarily related to the interruption in operations due to the flooding and additional payables at year end related to the flood discussed above.

Investing Activities

Capital expenditures were $5.4 million, $38.5 million and $32.8 million in fiscal years 2009, 2008 and 2007, respectively. Capital expenditures in fiscal years 2008 and 2007 include $26.9 million and $19.3 million, respectively, for construction of the ethanol production facility in Cedar Rapids, Iowa. Penford expects capital expenditures to be approximately $6.5 million in fiscal 2010. In fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs.

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

On July 9, 2009, the Company and its lenders under the 2007 Agreement executed a third amendment to the 2007 Agreement (the “Third Amendment”). The Third Amendment, among other things, amended financial covenants effective as of May 31, 2009, reduced the amounts that the Company may borrow under the various facilities available under the 2007 Agreement, shortened the maturity dates on borrowed funds, increased applicable interest rates, eliminated the Company’s ability to declare dividends on its stock, and adjusted the amortization schedule and provisions regulating mandatory prepayments, additional indebtedness, subsidiary company support, and reporting requirements.

The Third Amendment adjusted the final maturity date of the term loan available under the 2007 Agreement to December 15, 2009, and the maturity date of the revolver and the capital expansion loans to November 30, 2010. Beginning on September 30, 2009, the Company was required to repay the capital expansion loans in quarterly installments of $1.0 million through December 31, 2009, and $2.0 million thereafter. In addition to the quarterly installments on the capital expansion loan, a one-time payment of $9.625 million is due on December 15, 2009. Any remaining amount due on the capital expansion loans and revolver is due at final maturity.

The Third Amendment adjusted the financial covenants in the 2007 Agreement, as amended, effective May 31, 2009. The Company must maintain a minimum EBITDA (as defined in the Third Amendment), tangible net worth and fixed charge coverage ratio each fiscal quarter in accordance with the revisions contained in the Third Amendment. The Third Amendment also provides that the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. Annual capital expenditures are limited to $8 million. The availability on the $60 million revolver facility is limited to $52.5 million unless the Company obtains the approval of the lenders holding more than 50% of the U.S. Dollar equivalent of the sum of the total borrowing and unused commitments under the 2007 Agreement.

In connection with the Third Amendment, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these and existing deferred loan fees over the shortened maturity of the Company’s debt will increase annual interest expense by an estimated $1.1 million. The Third Amendment increased the maximum commitment fee for undrawn balances by 25 basis points and the maximum London Interbank Offering Rates (“LIBOR”) margin payable on outstanding debt by 150 basis points to 5.00%. The incremental annual interest expense from these pricing changes and the revised amortization schedule is estimated at $1.2 million. Interest rates under the 2007 Agreement are based on either the LIBOR in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

At August 31, 2009, the Company had $45.6 million and $5.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $40.4 million outstanding under its capital expansion credit facility on August 31, 2009. The Company’s ability to borrow under its revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement, as amended. The Company was in compliance with the covenants in the 2007 Agreement, as amended, as of August 31, 2009.

As of August 31, 2009, all of the Company’s outstanding debt was subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $23.2 million at 4.18% and $5.8 million at 5.08%, plus the applicable margin under the 2007 Agreement.

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

Dividends

During each quarter of the first half of fiscal year 2009 and each quarter of fiscal year 2008, the Board of Directors declared a $0.06 per share cash dividend.

In April 2009, the Company’s Board of Directors suspended payment of dividends. Pursuant to the Third Amendment, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. During fiscal years 2009 and 2008, the Company declared dividends on its common stock of $1.4 million and $2.6 million, respectively.

Critical Accounting Estimates

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

Management has reviewed the accounting estimates and related disclosures with the Audit Committee of the Board of Directors. The estimates that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:

•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Valuation of goodwill

•	Self-insurance program

•	Income taxes

•	Stock-based compensation

•	Discontinued operations

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2009, the allowance for doubtful accounts receivable was $0.6 million.

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

The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements of SFAS No. 133, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. See Note 14 to the Consolidated Financial Statements.

Benefit Plans

Penford has defined benefit plans for its U.S. employees providing retirement benefits and coverage for retiree health care. Qualified third-party actuaries assist management in determining the expense and funded status of these employee benefit plans. Management makes several estimates and assumptions in order to measure the expense and funded status, including interest rates used to discount certain liabilities, rates of return on plan assets, rates of compensation increases, employee turnover rates, anticipated mortality rates, and increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the Company’s future results of operations. Disclosure about these estimates and assumptions are included in Note 12 to the Consolidated Financial Statements. See “Defined Benefit Pension and Postretirement Benefit Plans” below.

Valuation of Goodwill

Penford is required to assess, on an annual basis, whether the value of goodwill reported on the balance sheet has been impaired, or more often if conditions exist that indicate that there might be impairment. These assessments require extensive and subjective judgments to assess the fair value of goodwill. While the Company engages qualified valuation experts to assist in this process, their work is based on the Company’s estimates of future operating results and allocation of goodwill to the business units. If future operating results differ materially from the estimates, the value of goodwill could be adversely impacted. In the second quarter of fiscal 2009, the Company performed an interim impairment evaluation of its goodwill. As a result of this interim assessment, the Company recorded a non-cash goodwill impairment charge of $13.8 million representing all of the goodwill allocated to the Australia/New Zealand reporting unit. The impairment charge is included in the results of operations for discontinued operations.

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

Income Taxes

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state taxing jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the Company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, the Company established an accrual, when, despite management’s belief that the Company’s tax return positions were supportable, management believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted. Beginning in fiscal 2008, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which changed the accounting for uncertain tax positions. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 16 to the Consolidated Financial Statements.

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

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life. See Note 11 to the Consolidated Financial Statements.

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

Discontinued Operations

In connection with classifying its Australia/New Zealand Operations as “held for sale,” the Company stated the long-lived assets of the Australia/New Zealand Operations at the lower of their carrying values or fair value less costs to sell. The Company estimated fair value of the long-lived assets based on executed sales agreements for substantially all of its Australian operating assets and the completed sale price of Penford New Zealand. The Company recorded a non-cash asset impairment charge of $33.0 million in the fourth quarter of fiscal 2009 to reduce the carrying value of the long-lived assets of the Australia/New Zealand Operations to estimated fair value less costs to sell. The estimates used in determining the impairment charge, including, but not limited to, the sales proceeds and costs to sell, are subject to significant risks and uncertainties. The actual asset impairment may be materially more or less than the charge recorded at August 31, 2009.

Contractual Obligations

As more fully described in Notes 7 and 10 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2009 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2009 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2009 (in thousands):

	2010	2011-2012	2013-2014	2015 & After	Total

Long-term debt and capital lease obligations	$21,241	$70,904	$237	$—	$92,382
Postretirement medical(1)	667	1,496	1,802	5,627	9,592
Defined benefit pensions(2)	1,802	—	—	—	1,802
Operating lease obligations, net	5,117	6,489	3,748	1,494	16,848
Purchase obligations	43,616	5,661	63	—	49,340

	$72,443	$84,550	$5,850	$7,121	$169,964

(1)	Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2019 based on actuarial assumptions.

(2)	Estimated contributions to the defined benefit pension plans for fiscal year 2010. The actual amounts funded in 2010 may differ from the amounts listed above. Contributions in fiscal years 2011 through 2015 and beyond are excluded as those amounts are unknown.

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

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2007 (6.15%), 2008 (6.51%) and 2009 (6.92%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by $0.01 million. During fiscal 2009, bond yields declined and Penford has lowered the discount rate for calculating its benefit obligations at August 31, 2009, as well as net periodic expense for fiscal 2010, to 5.98%.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2009. A 50 basis point decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on plan assets at August 31, 2009. The expected return on plan assets used in calculating fiscal 2010 pension expense is 8.0%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2009, unrecognized losses from all sources are $15.6 million for the pension plans and unrecognized losses of $4.2 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $1.2 million in fiscal 2010. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by approximately $0.3 million in fiscal 2010.

Penford recognized pension expense of $2.0 million, $1.6 million and $1.7 million in fiscal years 2009, 2008 and 2007, respectively. Penford expects pension expense to be approximately $3.6 million in fiscal 2010. The Company contributed $1.1 million, $1.5 million and $1.0 million to the pension plans in fiscal years 2009, 2008 and 2007, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $1.8 million during fiscal 2010. Because of the decline in general economic and capital market conditions, the Company expects that pension plan funding contributions will increase over the medium and long term.

The Company recognized benefit expense for its postretirement health care plan of $1.0 million in each fiscal years 2009, 2008 and 2007. Penford expects to recognize approximately $1.6 million in postretirement health care benefit expense in fiscal 2010. The Company contributed $0.5 million, $0.5 million, and $0.6 million in fiscal years 2009, 2008 and 2007 to the postretirement health care plans and estimates that it will contribute $0.7 million in fiscal 2010.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will affect future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter U.S. generally accepted accounting principles, the Company does not believe that the adoption of SFAS 168 will have any impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP requires additional disclosures regarding financial instruments for interim reporting periods of publicly traded companies. This FSP requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS 107. This FSP is effective prospectively for interim reporting periods ending after June 15, 2009. The Company will adopt FSP in the first quarter of fiscal 2010. The Company is currently evaluating the disclosure requirements of this standard.

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures on a prospective basis about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the disclosure requirements of this standard.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of SFAS No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157, “Fair Value Measurements,” for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company). The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2009, all of the Company’s outstanding debt is subject to variable interest rates, which are generally set for one or three months. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $23.2 million at 4.18% and $5.8 million at 5.08%, plus the applicable margin under the Company’s credit facility. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2009 is approximately $0.7 million.

Foreign Currency Exchange Rates

The Company has U.S.-Australian dollar currency exchange rate risks due to debt borrowings denominated in Australian dollars. At August 31, 2009, the Company had $10.1 million of Australian dollar-denominated debt outstanding. The Company does not maintain any derivative instruments to mitigate the U.S.-Australian dollar currency exchange translation exposure. This position is reviewed periodically, and based on the Company’s review, may result in the incorporation of derivative instruments in the Company’s hedging strategy. At August 31, 2009, a

10% change in the Australian dollar foreign currency exchange rates compared with the U.S. dollar would increase or decrease reported debt balances by $1.0 million.

From time to time, Penford enters into foreign exchange forward contracts to manage exposure to payables denominated in currencies different from the U.S. dollar. At August 31, 2009 and 2008, Penford had no foreign exchange forward contracts outstanding.

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

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2009 and 2008, the fair value of the Company’s net corn position was approximately $(1.5) million and $1.8 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2009 and 2008 is approximately $149,000 and $180,000, respectively.

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

Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2009 and 2008, the fair value of the natural gas exchange-traded futures and options contracts was a loss of approximately $1.3 million and a loss of approximately $1.2 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2009 and 2008 is estimated at $130,000 and $123,000, respectively.

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,540	$—
Trade accounts receivable, net	32,192	12,081
Inventories	18,155	26,746
Prepaid expenses	5,081	3,722
Insurance recovery receivable	—	8,000
Income tax receivable	3,892	9,914
Other	3,476	3,281
Current assets of discontinued operations	38,486	42,045

Total current assets	106,822	105,789
Property, plant and equipment, net	119,049	128,194
Restricted cash value of life insurance	9,761	10,465
Deferred tax assets	8,277	4,932
Other assets	2,075	1,151
Other intangible assets, net	481	554
Goodwill, net	7,553	7,726
Non-current assets of discontinued operations	4,227	61,622

Total assets	$258,245	$320,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$—	$1,301
Current portion of long-term debt and capital lease obligations	21,241	8,029
Accounts payable	14,745	29,540
Accrued liabilities	8,972	9,003
Current liabilities of discontinued operations	16,028	19,803

Total current liabilities	60,986	67,676
Long-term debt and capital lease obligations	71,141	59,860
Other postretirement benefits	17,678	12,862
Pension benefit liability	18,043	7,454
Other liabilities	8,187	7,573
Non-current liabilities of discontinued operations	2,851	4,646

Total liabilities	178,886	160,071
Commitments and contingencies (Notes 10 and 20)
Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000,000 shares, issued 13,157,387 shares in 2009 and 13,127,369 shares in 2008, including treasury shares	13,157	13,127
Additional paid-in capital	93,829	91,443
Retained earnings	7,944	74,092
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive income (loss)	(2,814)	14,457

Total shareholders’ equity	79,359	160,362

Total liabilities and shareholders’ equity	$258,245	$320,433

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands, except
	share and per share data)

Sales	$255,556	$239,581	$257,944
Cost of sales	243,265	194,993	203,886

Gross margin	12,291	44,588	54,058
Operating expenses	23,501	25,727	26,060
Research and development expenses	4,348	5,671	5,138
Flood related costs, net of insurance proceeds	(9,109)	27,555	—
Other costs	—	1,411	2,400

Income (loss) from operations	(6,449)	(15,776)	20,460
Interest expense	5,557	3,089	3,713
Other non-operating income (expense), net	1,915	2,760	(312)

Income (loss) from continuing operations before income taxes	(10,091)	(16,105)	16,435
Income tax expense (benefit)	(3,446)	(5,297)	5,152

Income (loss) from continuing operations	(6,645)	(10,808)	11,283
Income (loss) from discontinued operations, net of tax	(58,142)	(1,892)	2,234

Net income (loss)	$(64,787)	$(12,700)	$13,517

Weighted average common shares and equivalents outstanding, assuming dilution	11,170,493	10,565,432	9,283,125

Earnings (loss) per common share:
Basic earnings (loss) per share from continuing operations	$(0.59)	$(1.02)	$1.25
Basic earnings (loss) per share from discontinued operations	(5.21)	(0.18)	0.25

Basic earnings (loss) per share	$(5.80)	$(1.20)	$1.50

Diluted earnings (loss) per share from continuing operations	$(0.59)	$(1.02)	$1.22
Diluted earnings (loss) per share from discontinued operations	(5.21)	(0.18)	0.24

Diluted earnings (loss) per share	$(5.80)	$(1.20)	$1.46

Dividends declared per common share	$0.12	$0.24	$0.24

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Net income (loss)	$(64,787)	$(12,700)	$13,517

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $(1,255), $1,999 and $1,619	2,047	(3,261)	(2,641)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $(1,837), $1,574 and $950	(2,998)	2,568	1,550
Foreign currency translation adjustments	(7,635)	2,041	4,690
(Increase) decrease in post retirement liabilities, net of applicable income tax benefit (expense) of $5,323, $513 and $(864)	(8,685)	(837)	1,409

Other comprehensive income (loss)	(17,271)	511	5,008

Total comprehensive income (loss)	$(82,058)	$(12,189)	$18,525

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Operating activities:
Net income (loss)	$(64,787)	$(12,700)	$13,517
Less: Income (loss) from discontinued operations	$(58,142)	$(1,892)	$2,234

Net income (loss) from continuing operations	$(6,645)	$(10,808)	$11,283
Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operations:
Depreciation and amortization	14,455	12,066	11,091
Stock-based compensation	2,656	2,256	1,047
Loss (gain) on sale and disposal of assets	(1,554)	3,669	323
Deferred income tax benefit	—	(5,019)	(566)
Loss (gain) on derivative transactions	(133)	661	(946)
Foreign currency transaction gain	(127)	(706)	(4)
Excess tax benefit from stock-based compensation	—	(86)	(1,001)
Other	—	—	97
Change in operating assets and liabilities:
Trade receivables	(20,111)	24,615	(6,704)
Inventories	7,754	(9,572)	(5,657)
Prepaid expenses	(1,429)	305	(193)
Accounts payable and accrued liabilities	(15,987)	6,222	4,651
Taxes payable	4,222	(8,453)	1,831
Insurance recovery receivable	8,000	(8,000)	—
Other	(2,281)	(8,529)	3,960

Net cash flow (used in) provided by operating activities — continuing operations	(11,180)	(1,379)	19,212

Investing activities:
Acquisitions of property, plant and equipment, net	(5,379)	(38,505)	(32,782)
Proceeds from sale of dextrose product line	2,857	—	—
Other	725	(75)	(45)

Net cash used in investing activities — continuing operations	(1,797)	(38,580)	(32,827)

Financing activities:
Proceeds from revolving line of credit	55,931	67,529	54,454
Payments on revolving line of credit	(24,500)	(41,052)	(45,255)
Proceeds from long-term debt	—	—	4,200
Payments on long-term debt	(7,750)	(27,625)	(4,249)
Exercise of stock options	—	352	2,572
Payment of loan fees	(1,574)	(63)	(836)
Excess tax benefit from stock-based compensation	—	86	1,001
Increase (decrease) in cash overdraft	(1,301)	(3,609)	3,950
Payment of dividends	(2,026)	(2,449)	(2,163)
Net proceeds from issuance of common stock	—	46,844	—
Other	(263)	(54)	(59)

Net cash provided by (used in) financing activities — continuing operations	18,517	39,959	13,615

Cash flows from discontinued operations:
Net cash from (used in) provided by operating activities	(1,713)	9,901	3,317
Net cash used in investing activities	(290)	(1,249)	(1,951)
Net cash provided by (used in) financing activities	2,044	(7,722)	(2,366)
Effect of exchange rate changes on cash and cash equivalents	59	(396)	61

Net cash provided by (used in) discontinued operations	100	534	(939)

Increase (decrease) in cash and cash equivalents	5,640	534	(939)
Cash and cash equivalents of continuing operations , beginning of year	—	—	—
Cash balance of discontinued operations, beginning of year	534	—	939

Cash and cash equivalents, end of year	6,174	534	—
Less: cash balance of discontinued operations, end of year	634	534	—

Cash and cash equivalents of continuing operations, end of year	$5,540	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,596	$2,609	$3,588
Income taxes (refunds), net	$(10,300)	$9,742	$4,719
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$—	$1,150	$72

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Common stock
Balance, beginning of year	$13,127	$11,099	$10,909
Exercise of stock options	—	28	190
Issuance of restricted stock, net	30	—	—
Issuance of common stock	—	2,000	—

Balance, end of year	13,157	13,127	11,099

Additional paid-in capital
Balance, beginning of year	91,443	43,902	39,427
Exercise of stock options	—	322	2,382
Tax benefit of stock option exercises	(256)	86	1,001
Stock based compensation	2,672	2,289	1,092
Issuance of restricted stock, net	(30)	—	—
Issuance of common stock	—	44,844	—

Balance, end of year	93,829	91,443	43,902

Retained earnings
Balance, beginning of year	74,092	89,486	78,131
Cumulative effect of a change in accounting principle	—	(118)	—

	74,092	89,368	78,131
Net income (loss)	(64,787)	(12,700)	13,517
Dividends declared	(1,352)	(2,576)	(2,162)
Other	(9)	—	—

Balance, end of year	7,944	74,092	89,486

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	14,457	13,946	11,742
Change in fair value of derivatives, net of tax	2,047	(3,261)	(2,641)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	(2,998)	2,568	1,550
Foreign currency translation adjustments	(7,635)	2,041	4,690
(Increase) decrease in postretirement liabilities, net of tax	(8,685)	(837)	1,409
Adoption of SFAS No. 158 recognition provision, net of tax	—	—	(2,804)

Balance, end of year	(2,814)	14,457	13,946

Total shareholders’ equity	$79,359	$160,362	$125,676

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 —	Summary of Significant Accounting Policies

Business

Penford Corporation (“Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for industrial and food ingredient applications and ethanol. Penford’s products provide convenient and cost-effective solutions derived from renewable sources. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.

The Company has extensive research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.

Penford manages its business in two segments. The Industrial Ingredients and Food Ingredients segments, located in the U.S., are broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. See Note 18 for financial information regarding the Company’s business segments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements primarily related to discontinued operations in order to conform to the current year presentation.

Discontinued Operations

In August 2009, the Company committed to a plan to exit from the business conducted by the Company’s Australia/New Zealand Operations. On August 13, 2009, the Company announced that it had entered into a contract to sell Penford New Zealand Limited and on September 2, 2009, the Company completed that sale. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. See Note 2 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

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

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2009, 2008 and 2007 is as follows (dollars in thousands):

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2009	$550	$(2)	$57	$605
2008	$725	$(154)	$(21)	$550
2007	$800	$379	$(454)	$725

In fiscal 2007, approximately $0.5 million was written off from the allowance for doubtful accounts related to an uncollectible receivable of bankrupt customer in the industrial ingredients segment.

Approximately 52%, 70% and 76% of the Company’s sales in fiscal 2009, 2008 and 2007, respectively, were made to customers who operate in the North American paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills.

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

Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2009, the weighted average remaining amortization period for patents is seven years. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Depreciation, which includes depreciation of assets under capital leases, of $13.8 million, $11.7 million and $10.7 million was recorded in fiscal years 2009, 2008 and 2007, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. In fiscal 2008 and 2007, the Company capitalized $1.1 million and $0.4 million, respectively, in interest costs related to the ethanol facility construction. No interest was capitalized in fiscal 2009.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences. The Company has not provided deferred taxes related to its investment in foreign subsidiaries, which are classified as discontinued operations, as it does not expect future distributions from the subsidiaries or repayments of permanent advances.

Revenue Recognition

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped and title transfers to the customer. Costs associated with shipping and handling is included in cost of sales.

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. Research and development costs expensed were $4.3 million, $5.7 million and $5.1 million in fiscal 2009, 2008 and 2007, respectively.

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Statement of Operations amounts are translated at average exchange rates prevailing during the year. For fiscal years 2009 and 2008, the net foreign currency transaction gain (loss) recognized in earnings was $0.1 million and $(0.2) million. For fiscal year 2007, the net foreign currency transaction gain (loss) was not material.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are marked-to-market and any resulting unrealized gains and losses, representing the fair value of the derivative instruments, are recorded in other current assets or accounts payable in the consolidated balance sheets.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments are recognized in current earnings as a component of cost of goods sold. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 21% of the Company’s net sales for fiscal year 2009. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 11%, 15% and 17% of the Company’s net sales for fiscal years 2009, 2008 and 2007, respectively. Domtar, Inc. and Eco-Energy are customers of the Company’s Industrial Ingredients — North America business. Export sales accounted for approximately 8%, 11% and 12% of consolidated sales in fiscal 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 11 for further detail.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter U.S. generally accepted accounting principles, the Company does not believe that the adoption of SFAS 168 will have any impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP requires additional disclosures regarding financial instruments for interim reporting periods of publicly traded companies. This FSP requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in SFAS 107. This FSP is effective prospectively for interim reporting periods ending after June 15, 2009. The Company will adopt FSP in the first quarter of fiscal 2010. The Company is currently evaluating the disclosure requirements of this standard.

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures on a prospective basis about assets held in an employer’s defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the disclosure requirements of this standard.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of SFAS No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157, “Fair Value Measurements,” for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company). The Company is continuing to evaluate the impact of adopting these provisions in fiscal 2010.

Note 2 —	Discontinued Operations

As described in Note 1, the Company committed to a plan to exit from the business conducted by its Australia/New Zealand Operations. As a result, the Company’s financial statements reflect the Australia/New Zealand Operations as discontinued operations for all periods presented in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144). The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. The following tables summarize the financial information for discontinued operations related to the Australia/New Zealand Operations. Interest expense on debt directly attributable to the Australia/New Zealand Operations has been allocated to discontinued operations.

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Sales	$78,030	$107,532	$105,244

Income (loss) from operations	$(57,754)	$(5,145)	$3,098
Interest expense	973	993	1,998
Other non-operating income, net	1,734	2,675	1,957

Income (loss) from discontinued operations before taxes	(56,993)	(3,463)	3,057
Income tax expense (benefit)	1,149	(1,571)	823

Income (loss) from discontinued operations, net of tax	$(58,142)	$(1,892)	$2,234

	August 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Cash	$634	$534
Trade accounts receivable, net	14,482	16,671
Inventories	22,129	23,454
Prepaid expenses	595	648
Income tax receivable	190	137
Other	456	601

Current assets of discontinued operations	38,486	42,045

Property, plant and equipment, net	3,799	41,738
Goodwill and other intangible assets, net	—	18,317
Other assets	428	1,567

Non-current assets of discontinued operations	4,227	61,622

Total assets of discontinued operations	$42,713	$103,667

LIABILITIES
Short-term borrowings	$3,327	$676
Accounts payable	10,697	16,935
Accrued liabilities	2,004	2,192

Current liabilities of discontinued operations	16,028	19,803

Other liabilities	2,851	4,646

Non-current liabilities of discontinued operations	2,851	4,646

Total liabilities of discontinued operations	$18,879	$24,449

During the first half of fiscal 2009, the Company experienced a worsening demand outlook and a decline in its sales and operating income, as well as a reduction in its expected future cash flows. Penford also experienced a sustained, significant decline in its stock price. In addition, the Company’s Australia/New Zealand Operations continued to report lower quarterly margins and operating income than previous years. Given these impairment indictors, the Company determined that there was a potential for its goodwill to be impaired.

Accordingly, the Company performed an interim impairment evaluation of its goodwill as of February 28, 2009. In order to identify potential impairments, Penford compared the fair value of the Australia/New Zealand reporting unit with its carrying amount, including goodwill. Penford then compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. As a result of this interim assessment, the Company recorded a non-cash goodwill impairment charge of $13.8 million representing all of the goodwill allocated to the Australia/New Zealand reporting unit.

The financial statements have been prepared in compliance with the provisions of SFAS 144. Accordingly, as of August 31, 2009, the Company stated the long-lived assets of the Australia/New Zealand Operations at the lower of their carrying values or fair value less costs to sell. The Company estimated fair value of the long-lived assets based on executed sales agreements for substantially all of its Australian operating assets and the completed sale price of Penford New Zealand. The Company recorded a non-cash asset impairment charge of $33.0 million in the fourth quarter of fiscal 2009 to reduce the carrying value of the long-lived assets of the Australia/New Zealand Operations to estimated fair value less costs to sell. The estimates used in determining the impairment charge, including, but not limited to, the sales proceeds,and costs to sell, are subject to significant risks and uncertainties. The actual asset impairment may be materially more or less than the charge recorded at August 31, 2009. Estimates of fair value will be evaluated each quarter and revisions to the estimates will be recorded as adjustments to the carrying values of the long-lived assets.

The Company’s Australian operations reported a tax loss for fiscal years 2009 and 2008. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to the classification of the Australia operations as discontinued and the uncertainty related to generating sufficient future taxable income in Australia, the Company currently believes that it is more likely than not that the net deferred tax benefit will not be realized. At August 31, 2009, the Company has recorded a valuation allowance against the entire Australian net deferred tax asset. The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Net operating loss carryforward	$13,660	$1,730
Other	4,064	1,609

Total deferred tax assets	17,724	3,339

Deferred tax liabilities:
Depreciation	2,736	1,978

Net deferred tax assets	14,988	1,361
Less valuation allowance	(14,614)	—

Net deferred tax asset	$374	$1,361

Short-term borrowings consist of an Australian revolving grain financing facility. In fiscal 2006, the Company’s Australian subsidiary entered into a variable-rate revolving grain inventory financing facility with an Australian bank for a maximum of U.S. $33.7 million at the exchange rate at August 31, 2009. This facility carries an effective interest rate equal to the Australian one-month bank bill rate (“BBSY”) plus approximately 2%. Payments on this facility are due as the grain financed is withdrawn from storage. This facility has expired and the balance was paid in September 2009.

Note 3 —	Cedar Rapids Flood

On June 12, 2008, the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients — North America business, was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas.

During fiscal years 2009 and 2008, the Company recorded flood restoration costs of $45.6 million, and insurance recoveries of $27.2 million, as follows:

	Year Ended August 31
	2009	2008	Total
	(Dollars in thousands)

Repairs of buildings and equipment	$6,346	$17,082	$23,428
Site remediation	348	5,389	5,737
Write off of inventory and fixed assets	71	4,016	4,087
Continuing costs during production shut down	—	9,771	9,771
Other	820	1,797	2,617

	7,585	38,055	45,640
Insurance recoveries	(16,694)	(10,500)	(27,194)

Net flood costs (recoveries)	$(9,109)	$27,555	$18,446

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

The carrying value of fixed assets and related equipment spare parts destroyed in the flooding were written off, totaling $2.5 million. The write-off of inventory, totaling $1.5 million, included the cost of raw materials, work-in-process and finished goods inventories that were not able to be used or sold due to flood damage, the establishment of reserves for estimated recoverability losses, and the costs of disposal, including freight, for removal of damaged inventory.

During the suspension of production in the fourth quarter of fiscal 2008, the Company incurred costs for wages, salaries and related payroll costs, depreciation, pension expense, insurance, rental costs and other items which continued regardless of the level of production. Employees normally engaged in the production of industrial starch were utilized in the clean-up and repairs of the facility and equipment, assessment and recovery of inventories and other aspects of the site restoration. These expenses totaled $9.8 million.

Insurance recoveries

During the fiscal years 2009 and 2008, the Company recognized insurance recoveries of $16.7 million and $10.5 million, respectively. These recoveries have been recorded as an offset to the losses caused by the flooding. The Company is seeking additional payments from its insurers for damages arising from the flooding and has filed a lawsuit against the insurers. The Company is unable to estimate the amount or timing of future recoveries, if any. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood. See Note 20.

Note 4 —	Inventories

Components of inventory are as follows:

	August 31,
	2009	2008
	(Dollars in thousands)

Raw materials	$7,265	$16,853
Work in progress	1,921	990
Finished goods	8,969	8,903

Total inventories	$18,155	$26,746

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. See Note 14.

Note 5 —	Property and equipment

Components of property and equipment are as follows:

	August 31,
	2009	2008
	(Dollars in thousands)

Land	$10,229	$9,480
Plant and equipment	321,356	318,251
Construction in progress	2,214	5,539

	333,799	333,270
Accumulated depreciation	(214,750)	(205,076)

Net property and equipment	$119,049	$128,194

The above table includes approximately $0.9 million and $1.2 million of equipment under capital leases for fiscal years 2009 and 2008, respectively.

During fiscal years 2008 and 2007, the Company capitalized $1.1 million and $0.4 million, respectively of interest costs related to the construction of the Company’s ethanol facility in Cedar Rapids, Iowa.

Note 6 —	Goodwill and other intangible assets

The Company’s goodwill of $7.6 million and $7.7 million at August 31, 2009 and 2008, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia which was allocated to the Company’s Food Ingredients — North America reporting unit. The decrease in goodwill is due to the change in the foreign currency exchange rates.

The Company tests its goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. During the first half of fiscal 2009, the Company experienced a worsening demand outlook and a decline in its sales and operating income, as well as a reduction in its expected future cash flows. In addition, Penford experienced a sustained, significant decline in its stock price. Given these impairment indictors, the Company determined that there was a potential for its goodwill to be impaired. Accordingly, the Company performed an interim impairment evaluation of its goodwill as of February 28, 2009. In order to identify potential impairments, Penford compared the fair value of each of its reporting units with its carrying amount, including goodwill. Penford then compared the implied fair value of its reporting units’ goodwill with the carrying amount of that goodwill. The implied fair value of the reporting units was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. The estimated fair value of the Food Ingredients — North America reporting unit exceeded the carrying value of its net assets and the Company determined that no adjustment to the recorded amount of goodwill of this reporting unit was required.

Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of seven years as of August 31, 2009. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31, 2009		August 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$1,768	$1,287	$1,768	$1,214

Amortization expense related to intangible assets was $0.1 million in each of fiscal years 2009, 2008 and 2007. The estimated aggregate annual amortization expense for patents is not significant for the next five fiscal years, 2010 through 2014.

Note 7 —	Debt

	August 31,
	2009	2008
	(Dollars in thousands)

Secured credit agreements — revolving loans, 5.02% weighted average interest rate at August 31, 2009	$45,610	$13,086
Secured credit agreements — term loans, 5.12% weighted average interest rate at August 31, 2009	5,375	9,375
Secured credit agreements — capital expansion loans, 5.12% weighted average interest rate at August 31, 2009	40,451	44,200
Capital lease obligations	946	1,228

	92,382	67,889
Less: current portion and short-term borrowings	21,241	8,029

Long-term debt and capital lease obligations	$71,141	$59,860

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

On July 9, 2009, the Company and its lenders under the 2007 Agreement executed a third amendment to the 2007 Agreement (the “Third Amendment”). The Third Amendment, among other things, amended financial covenants effective as of May 31, 2009, reduced the amounts that the Company may borrow under the various facilities available under the 2007 Agreement, shortened the maturity dates on borrowed funds, increased applicable interest rates, eliminated the Company’s ability to declare dividends on its stock, and adjusted the amortization schedule and provisions regulating mandatory prepayments, additional indebtedness, subsidiary company support, and reporting requirements.

The Third Amendment adjusted the final maturity date of the term loan available under the 2007 Agreement to December 15, 2009, and the maturity date of the revolver and the capital expansion loans to November 30, 2010. Beginning on September 30, 2009, the Company must repay the capital expansion loans in quarterly installments of $1.0 million through December 31, 2009, and $2.0 million thereafter. In addition to the quarterly installments on the capital expansion loan, a one-time payment of $9.625 million is due on December 15, 2009. Any remaining amount due on the capital expansion loans and revolver is due at final maturity.

The Third Amendment adjusted the financial covenants in the 2007 Agreement, as amended, effective May 31, 2009. The Company must maintain a minimum EBITDA (as defined in the Third Amendment), tangible net worth and fixed charge coverage ratio each fiscal quarter in accordance with the revisions contained in the Third Amendment. The Third Amendment also provides that the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. Annual capital expenditures are limited to $8 million. The availability on the $60 million revolver facility is limited to $52.5 million unless the Company obtains the approval of the lenders holding more than 50% of the U.S. Dollar equivalent of the sum of the total borrowing and unused commitments under the 2007 Agreement.

In connection with the Third Amendment, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these and existing deferred loan fees over the shortened maturity of the Company’s debt will increase annual interest expense by an estimated $1.1 million. The Third Amendment increases the maximum commitment fee for undrawn balances by 25 basis points and the maximum London Interbank Offering Rates (“LIBOR”) margin payable on outstanding debt by 150 basis points to 5.00%. The incremental annual interest expense from these pricing changes and the revised amortization schedule is estimated at $1.2 million. Interest rates under the 2007 Agreement are based on either the LIBOR in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.

At August 31, 2009, the Company had $45.6 million and $5.4 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $40.4 million outstanding under its capital expansion credit facility on August 31, 2009. The Company’s ability to borrow under its revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in the 2007 Agreement, as amended. Pursuant to the Third Amendment, the availability of the revolving credit facility has been limited to $52.5 million unless the Company obtains the approval of the lenders holding more than 50% of the U.S. Dollar equivalent of the sum of the total borrowing and unused commitments under the 2007 Agreement. The Company was in compliance with the covenants in the 2007 Agreement, as amended, as of August 31, 2009.

As of August 31, 2009, all of the Company’s outstanding debt, including amounts outstanding under the Australian grain inventory financing facility, is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $23.2 million at 4.18% and $5.8 million at 5.08%, plus the applicable margin under the 2007 Agreement.

As of August 31, 2009, Penford borrowed $5.4 million in term loans, $40.5 million under the capital expansion facility and $45.6 million under its revolving line of credit, of which U.S. $10.1 million was denominated in Australian dollars. The maturities of debt existing at August 31, 2009 for the fiscal years beginning with fiscal 2010 are as follows (dollars in thousands):

2010	21,241
2011	70,673
2012	232
2013	236

$92,382

Included in the Company’s long-term debt at August 31, 2009 is $0.9 million of capital lease obligations, of which $0.2 million is considered current portion of long-term debt. See Note 10.

Note 8 —	Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2009	2008	2007

Common shares outstanding
Balance, beginning of year	13,127,369	11,098,739	10,909,153
Exercise of stock options	—	28,630	189,586
Issuance of restricted stock, net	30,018	—	—
Issuance of stock	—	2,000,000	—

Balance, end of year	13,157,387	13,127,369	11,098,739

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

Note 9 —	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	August 31,
	2009	2008
	(Dollars in thousands)

Net unrealized loss on derivatives, net of tax	$(2,256)	$(1,304)
Foreign currency translation adjustments	12,490	20,124
Minimum pension liability and SFAS No. 158, net of tax	(13,048)	(4,363)

	$(2,814)	$14,457

Deferred taxes have not been recognized on foreign currency translation adjustments as the sale of the Company’s foreign subsidiaries is expected to result in no tax benefit or expense. See Note 2.

Note 10 —	Leases

Certain of the Company’s property, plant and equipment is leased under operating leases generally ranging from one to twenty years with renewal options. In fiscal 2009, rental expense under operating leases was $6.8 million, net of sublease rental income of approximately $0.3 million. In fiscal 2008, rental expense under operating leases was $6.9 million, net of sublease rental income of approximately $0.4 million, and fiscal year 2007 was $6.6 million. Future minimum lease payments for fiscal years beginning with fiscal year 2010 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

		Operating Leases
	Capital	Minimum Lease
	Leases	Payments	Sublease	Net

2010	$287	$5,292	$(175)	$5,117
2011	269	3,581	—	3,581
2012	251	2,908	—	2,908
2013	244	2,227	—	2,227
2014	—	1,521	—	1,521
Thereafter	—	1,494	—	1,494

Total minimum lease payments	1,051	$17,023	$(175)	$16,848

Less: amounts representing interest	(105)

Net minimum lease payments	$946

Note 11 —	Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of August 31, 2009, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 191,403. In addition, any shares previously granted under the Penford Corporation 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the year ended August 31, 2009 are as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of	Option Price	Exercise	Term (in	Intrinsic
	Shares	Range	Price	Years)	Value

Outstanding Balance, August 31, 2008	1,376,347	$7.59 — 21.73	$15.17
Granted	—
Exercised	—
Cancelled	(12,576)	9.28 — 17.07	13.10

Outstanding Balance, August 31, 2009	1,363,771	7.59 — 21.73	15.18	4.29	$—

Options Exercisable at August 31, 2009	994,771	$7.59 — 21.73	$14.50	3.82	$—

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $6.44 per share as of August 31, 2009 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during fiscal years 2008 and 2007 was $291,800 and $2,761,400, respectively. No stock options were exercised in fiscal year 2009.

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

Under the 2006 Incentive Plan, the Company estimated the fair value of stock options using the following assumptions and resulting in the following weighted-average grant date fair values:

	2008	2007

Expected volatility	41%	45%
Expected life (years)	5.5	5.5
Interest rate (percent)	2.8-3.7	4.5-4.9
Dividend yield	1.0%	1.5%
Weighted-average fair values	$6.65	$6.88

No stock options were granted in fiscal year 2009. As of August 31, 2009, the Company had $1.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the twelve months ended August 31, 2009 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2008	109,365	$34.15
Granted	13,832	10.12
Vested	(33,615)	31.84
Cancelled	—	—

Nonvested at August 31, 2009	89,582	$31.31

On January 1, 2009 and 2008, each non-employee director received an award of 1,976 and 781 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which will vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of August 31, 2009, the Company had $0.9 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for fiscal years 2009, 2008 and 2007 and the effect on the Company’s consolidated statements of operations (dollars in thousands):

	2009	2008	2007

Cost of sales	$307	$176	$103
Operating expenses	2,300	2,055	926
Research and development expenses	49	25	18
Income (loss) from discontinued operations	16	33	45

Total stock-based compensation expense	$2,672	$2,289	$1,092
Tax benefit	1,015	870	415

Total stock-based compensation expense, net of tax	$1,657	$1,419	$677

Note 12 —	Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.

The Company also maintains a postretirement health care benefit plan covering its North American bargaining unit hourly retirees.

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2009 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at September 1	$38,289	$39,241	$13,532	$13,410
Service cost	1,420	1,485	259	310
Interest cost	2,581	2,491	913	854
Plan participants’ contributions	—	—	147	159
Amendments	—	—	—	—
Actuarial (gain) loss	(507)	188	2,423	506
Change in assumptions	3,950	(3,273)	1,748	(1,062)
Benefits paid	(1,872)	(1,843)	(677)	(645)

Benefit obligation at August 31	$43,861	$38,289	$18,345	$13,532

Change in plan assets:
Fair value of plan assets at September 1	$30,835	$33,627	$—	$—
Actual return on plan assets	(4,279)	(2,491)	—	—
Company contributions	1,134	1,542	530	486
Plan participants’ contributions	—	—	147	159
Benefits paid	(1,872)	(1,843)	(677)	(645)

Fair value of the plan assets at August 31	$25,818	$30,835	$—	$—

Funded status:
Net liability — Plan assets less than projected benefit obligation	$(18,043)	$(7,454)	$(18,345)	$(13,532)

Recognized as:
Current accrued benefit liability	$—	$—	$(667)	$(670)
Non-current accrued benefit liability	(18,043)	(7,454)	(17,678)	(12,862)

Net Amount Recognized	$(18,043)	$(7,454)	$(18,345)	$(13,532)

Accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	August 31, 2009		August 31, 2008
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

Unrecognized prior service cost (credit)	$2,017	$(763)	$2,270	$(915)
Unrecognized net actuarial loss (gain)	15,632	4,160	5,694	(11)

Total	$17,649	$3,397	$7,964	$(926)

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2009	2008

Projected benefit obligation	$43,861	$38,289
Accumulated benefit obligation	$41,427	$35,509
Fair value of plan assets	$25,818	$30,835

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

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)

Components of net periodic benefit cost
Service cost	$1,420	$1,485	$1,467	$259	$310	$309
Interest cost	2,581	2,491	2,207	913	854	818
Expected return on plan assets	(2,428)	(2,652)	(2,379)	—	—	—
Amortization of prior service cost	253	253	191	(152)	(152)	(152)
Amortization of actuarial loss	211	50	190	—	—	—

Benefit cost	$2,037	$1,627	$1,676	$1,020	$1,012	$975

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	6.92%	6.51%	6.15%	6.92%	6.51%	6.15%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	5.98%	6.92%	6.51%	5.98%	6.92%	6.51%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2009. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on the assets of the plans at August 31, 2009. The expected return on plan assets to be used in calculating fiscal 2010 pension expense is 8.0%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2007 (6.15%), 2008 (6.51%) and 2009 (6.92%) reflect the change in bond yields over the last several years. During fiscal 2009, bond yields declined and Penford has lowered the discount rate for calculating its benefit obligations at August 31, 2009, as well as net periodic expense for fiscal 2010, to 5.98%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by $0.1 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $1.2 million in fiscal 2010. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by approximately $0.3 million in fiscal 2010.

	2009	2008	2007

Assumed health care cost trend rates:
Current health care trend assumption	9.00%	9.00%	9.00%
Ultimate health care trend rate	4.75%	4.75%	4.75%
Year ultimate health care trend is reached	2016	2016	2015

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components in fiscal 2009	$190	$(127)
Effect on postretirement accumulated benefit obligation as of August 31, 2009	$2,805	$(2,303)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2009	2008

U.S. equities	55%	57%	55%
International equities	15%	16%	14%
Fixed income investments	25%	24%	25%
Real estate	5%	3%	6%

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

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $1.1 million, $1.5 million and $1.0 million in fiscal 2009, 2008 and 2007, respectively. The Company estimates that the minimum pension plan funding contribution during fiscal 2010 will be approximately $1.8 million.

Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2010 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement
	(Dollars in millions)

2010	$2.0	$0.7
2011	2.1	0.7
2012	2.1	0.8
2013	2.3	0.9
2014	2.3	0.9
2015-2019	$13.0	$5.6

Note 13 —	Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $935,000, $986,000 and $920,000 for fiscal years 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $231,000, $209,000 and $180,000 was accrued in fiscal years 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2009, 2008 and 2007, the net periodic pension expense accrued for this plan was $342,000, $330,000 and $320,000, respectively. The accrued obligation related to the plan was $4.3 million and $4.2 million for fiscal years 2009 and 2008, respectively.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4.3 million, $4.1 million and $4.4 million in fiscal years 2009, 2008 and 2007, respectively.

Note 14 —	Fair Value Measurements and Derivative Instruments

Effective September 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for its measurement, and expands disclosures concerning fair value measurements. The Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS No. 142 and the initial recognition of asset retirement obligations. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or cash flow, but did result in additional disclosures.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Presented below are the fair values of the Company’s financial instruments at August 31, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(In thousands)

Current assets (Other Current Assets):
Commodity derivatives(1)	$430	$—	$—	$430

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,829	$—	$1,829

(1)	As allowed by FSP FIN 39-1, “Amendment of FASB Interpretation No. 39,” commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $0.4 million at August 31, 2009.

For assets that are measured using quoted market prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held. Interest rate swaps are valued based on inputs that are derived principally from or corroborated by observable market data, primarily market rates for Eurodollar futures, and adjusted for credit risk.

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

Interest Rate Swap Agreements

The Company uses interest rate swaps to manage the variability of interest payments associated with its floating-rate long-term debt obligations. The interest payable on the long-term debt effectively becomes fixed at a certain rate and reduces the impact of future interest rate changes on future interest expense. As of August 31, 2009, the Company had three interest rate swaps which fixed the interest payable on $23.2 million of long-term debt at 4.18% and on $5.8 million of long-term debt at 5.08%, plus the applicable margin under the 2007 Agreement, as amended. The notional amounts, interest rate reset dates, underlying benchmark rates and interest payment dates match the terms of the long-term debt. The Company has designated the swap agreements as cash flow hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The unrealized losses on the interest rate swaps are included in accumulated other comprehensive income (loss). The periodic settlements on the swaps are recorded as interest expense.

Foreign Currency Contracts

In fiscal year 2009, the Company’s Food Ingredients — North America business purchased certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchased foreign currency forward contracts. The Company designated these contracts as cash flow hedges and accounted for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To the extent the amounts and timing of the forecasted cash flows and the forward contracts continued to match, the unrealized losses on the foreign currency purchase contracts were included in accumulated other comprehensive income (loss). The gain or loss on the contracts was recorded in cost of sales at the time the inventory is sold. At August 31, 2009, the Company had no outstanding foreign currency contracts.

Commodity Contracts

The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges and accounts for them pursuant to FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of good sold or interest expense.

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

As of August 31, 2009, Penford had purchased corn positions of 3.1 million bushels, of which 2.8 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 0.3 million bushels.

As of August 31, 2009, the Company had the following outstanding forward contracts, futures contracts and interest rate swaps:

Corn Futures	1,795,000 Bushels
Natural Gas Futures	360,000 mmbtu (millions of British thermal units)
Interest Rate Swap Contracts	29,000,000 US Dollars (notional Amount)

In addition, at August 31, 2009, the Company had natural gas purchase commitments of 147,900 mmbtu.

The fair values of the Company’s financial assets, liabilities, and statement of derivative positions in the scope of SFAS 161 as of August 31, 2009, were as follows:

	Fair Value of Derivative Instruments
	as of August 31, 2009
	2009 Asset Derivatives		2009 Liability Derivatives
Derivatives Designated as	Balance Sheet		Balance Sheet
Hedging Instruments Under SFAS 133	Location	Fair Value	Location	Fair Value
	(Dollars in thousands)

Cash Flow Hedges:
Corn Futures	Other Current Assets	$82	Other Current Assets	$(916)
Natural Gas Futures	Other Current Assets	—	Other Current Assets	(1,301)
Interest Rate Contracts	Other Current Assets	—	Accrued Liabilities	(1,829)
Foreign Exchange Contracts	Other Current Assets	—	Accrued Liabilities	—

Total Cash Flow Hedges		82		(4,046)
Fair Value Hedges:
Corn Futures	Other Current Assets	1,303	Other Current Assets	(174)

Total Fair Value Hedges		1,303		(174)

Total Derivatives Designated as Hedging Instruments under SFAS 133		$1,385		$(4,220)

	The Effect of Derivative Instruments on the Statement of Financial Performance
	for the Year Ended August 31, 2009
		Location of	Amount of	Location of	Amount of
	Amount of	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Gain or (Loss)	Reclassified	Reclassified	Recognized in	Recognized
	Recognized	from Accum	from Accum	Income on	in Income on
	in OCI	OCI into Income	OCI into Income	Derivative	Derivative
	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Portion)	Portion)	Portion)	Portion)	Portion)
		Income Statement		Income Statement
		Location		Location
	(Dollars in thousands)

Cash Flow Hedging Relationships:
Corn Futures	$(2,077)	Cost of sales	$654	Cost of sales	$(559)
Natural Gas Futures	(12,603)	Cost of sales	(6,618)	Cost of sales	—
Interest Rate Contracts	(1,648)	Interest expense	(736)	Interest Expense	—
Foreign Exchange Contracts	(74)	Cost of sales	(49)	Cost of sales	—

Total	$(16,402)		$(6,749)		$(559)

At August 31, 2009, the amount of deferred losses in other comprehensive income (loss) related to derivative transactions which the Company expects to recognize in pretax income in fiscal 2010 is approximately $3.0 million.

The Effect of Derivative Instruments on the Statement of Financial Performance
for the Year Ended August 31, 2009
	Location of	Amount of	Hedged	Location of	Location of
	Gain/(Loss)	Gain/(Loss)	Item in	Gain/(Loss)	Gain/(Loss)
	Recognized	Recognized	SFAS 133	Recognized	Recognized
	in Income	in Income	Fair	in Income	in Income
	(Loss) on	(Loss) on	Value Hedge	on Related	on Related
Derivatives in SFAS 133 Fair Value Hedging Relationships	Derivative	Derivative	Relationships	Hedged Item	Hedged Item
	Income Statement			Income Statement
	Location			Location
(Dollars in thousands)

Fair Value Hedge Relationships:
Corn Futures	Cost of sales	—	Firm Commitments/ Inventory	Cost of sales	$390

Total		—			$390

Note 15 —	Other Non-operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Gain on sale of dextrose product line	$1,562	$—	$—
Gain (loss) on foreign currency transactions	127	(217)	4
Gain on cash flow hedges	—	2,890	—
Other	226	87	(316)

	$1,915	$2,760	$(312)

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

As discussed in Note 3, in June 2008, the flooding of the Cedar Rapids manufacturing facility shut down production for most of the quarter. The Company had derivative instruments designated as cash flow hedges to reduce the price volatility of corn and natural gas used in the production of starch. Due to the June 12, 2008 flood event, derivative positions held as of that date that were forecasted to hedge exposures during the period the Cedar Rapids plant was shut down were no longer deemed to be effective cash flow hedges. The $2.9 million gain, representing ineffectiveness on these instruments, was reclassified from other comprehensive income and recognized as a component of non-operating income.

Note 16 —	Income Taxes

All of the Company’s income (loss) from continuing operations before income taxes of $(10.1) million, $(16.1) million and $16.4 million is related to the Company’s domestic operations. See Note 2 for foreign income (loss) before income taxes and foreign tax expense. All of the Company’s foreign operations are included in the discontinued operations presentation in the consolidated financial statements.

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$(3,305)	$(157)	$4,665
State	(141)	(121)	1,053

	(3,446)	(278)	5,718
Deferred:
Federal	291	(4,365)	78
State	(291)	(654)	(644)

	0	(5,019)	(566)

Total	$(3,446)	$(5,297)	$5,152

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$(3,446)	$(5,297)	$5,152
Discontinued operations	1,149	(1,571)	823
Comprehensive income (loss)	(5,906)	(938)	194

	$(8,203)	$(7,806)	$6,169

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Statutory tax rate	35%	35%	35%
Statutory tax on income	$(3,532)	$(5,637)	$5,752
State taxes, net of federal benefit	(221)	(500)	81
Domestic production exclusion benefit	—	—	(202)
Tax credits, including research and development credits	(181)	(2)	(240)
Extraterritorial income exclusion benefit	—	—	(5)
Other	488	842	(234)

Total provision (benefit)	$(3,446)	$(5,297)	$5,152

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Alternative minimum tax credit	$3,117	$252
Postretirement benefits	15,209	9,874
Provisions for accrued expenses	2,185	2,190
Stock-based compensation	2,168	1,567
Deferred flood losses	3,297	6,758
Net operating loss carryforward	899	85
Other	3,230	2,301

Total deferred tax assets	30,105	23,027

Deferred tax liabilities:
Depreciation	19,324	16,325
Other	808	1,754

Total deferred tax liabilities	20,132	18,079

Net deferred tax assets	$9,973	$4,948

Recognized as:
Other current assets	$1,696	$16
Deferred tax asset	8,277	4,932

Total net deferred tax assets	$9,973	$4,948

At August 31, 2009, in the United States, the Company had U.S. federal alternative minimum tax credit carryforwards of $3.1 million, a research and development carryforward of $0.7 million, a net operating loss carryback of $20.3 million, and a net operating loss carryforward of $0.2 million. The Company also has U.S. state net operating loss carrybacks of $2.5 million and net operating loss carryforwards of $9.8 million with various expiration dates. A valuation allowance has not been provided on the net deferred tax assets as the Company expects to recover its tax assets through future taxable income. The Company’s losses in fiscal years 2008 and 2009, which are not expected to recur, were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. See Note 3.

Deferred tax liabilities or assets are not recognized on temporary differences from undistributed earnings of foreign subsidiaries and from foreign exchange translation gains or losses on permanent advances to foreign subsidiaries as the Company does not expect that the divestiture of its foreign subsidiaries will result in any tax benefit or expense.

In May 2007, the Company settled outstanding IRS audits of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2001 and 2002. In connection with the settlement of these audits in the third quarter of fiscal 2007, the Company reversed a current tax liability in the amount of $0.7 million, which represented its estimate of the probable loss on certain tax positions being examined.

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

As a result of the implementation of FIN 48 on September 1, 2007, Penford reclassified $0.9 million of previously recorded tax reserves from a current income tax liability to a long-term liability for unrecognized tax benefits. The Company reclassified unrecognized tax benefits for which it does not anticipate the payment or receipt of cash within one year. The Company historically classified unrecognized tax benefits in current income taxes payable. There was no change in retained earnings resulting from the adoption of FIN 48. The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense (benefit) in the consolidated statements of operations. Since the company has a U.S. net operating loss in the current year which is expected to be carried forward in part to future years, $0.2 million of the FIN 48 liability has been netted against the deferred tax asset. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2009	2008

Unrecognized tax benefits at beginning of year	$698	$936
Additions for tax positions related to prior years	531	158
Reductions for tax positions related to prior years	(4)	(147)
Additions for tax positions related to current year	233	153
Reductions due to lapse of applicable statute of limitations	(162)	(402)
Settlements with taxing authorities	(15)	—

Unrecognized tax benefits at end of year	$1,281	$698

As of August 31, 2009, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. During fiscal 2009, the Company increased the liability for unrecognized tax benefits by $39,000 for interest and $40,000 for penalties. At August 31, 2009, the liability for unrecognized tax benefits was $1.3 million, all of which, if recognized, would favorably impact the effective tax rate.

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2006.

Note 17 —	Earnings per Common Share

The following table presents the computation of basic and diluted earnings per share:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands, except
	share and per share data)

Income (loss) from continuing operations	$(6,645)	$(10,808)	$11,283
Income (loss) from discontinued operations, net of tax	(58,142)	(1,892)	2,234

Net income (loss)	$(64,787)	$(12,700)	$13,517

Weighted average common shares outstanding	11,170,493	10,565,432	8,986,413
Net effect of dilutive stock options	—	—	296,712

Weighted average common shares and equivalents outstanding, assuming dilution	11,170,493	10,565,432	9,283,125

Earnings (loss) per common share:
Basic earnings (loss) per share from continuing operations	$(0.59)	$(1.02)	$1.25
Basic earnings (loss) per share from discontinued operations	(5.21)	(0.18)	0.25

Basic earnings (loss) per share	$(5.80)	$(1.20)	$1.50

Diluted earnings (loss) per share from continuing operations	$(0.59)	$(1.02)	$1.22
Diluted earnings (loss) per share from discontinued operations	(5.21)	(0.18)	0.24

Diluted earnings (loss) per share	$(5.80)	$(1.20)	$1.46

Weighted-average restricted stock awards of 90,868 and 88,363 for fiscal years 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 1,371,701, 1,036,474 and 57,159 for 2009, 2008 and 2007, respectively.

Note 18 —	Segment Reporting

Financial information from continuing operations for the Company’s two segments, Industrial Ingredients — North America and Food Ingredients — North America, is presented below. Industrial Ingredients — North America and Food Ingredients — North America, are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and ethanol industries. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. The accounting policies of the reportable segments are the same as those described in Note 1.

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Sales
Industrial ingredients — North America	$186,526	$173,320	$194,957
Food ingredients — North America	69,030	66,261	62,987

	$255,556	$239,581	$257,944

Depreciation and amortization
Industrial ingredients — North America	$11,081	$9,073	$7,830
Food ingredients — North America	2,759	2,693	2,944
Corporate and other	615	300	317

	$14,455	$12,066	$11,091

Income (loss) from continuing operations
Industrial ingredients — North America	$(11,154)	$(16,541)	$19,251
Food ingredients — North America	13,512	10,178	10,684
Corporate and other	(8,807)	(9,413)	(9,475)

	$(6,449)	$(15,776)	$20,460

Capital expenditures, net
Industrial ingredients — North America	$3,683	$35,415	$30,492
Food ingredients — North America	1,696	3,090	2,477
Corporate and other	—	—	(187)

	$5,379	$38,505	$32,782

	August 31,
	2009	2008
	(Dollars in thousands)

Total assets
Industrial ingredients — North America	$139,609	$141,618
Food ingredients — North America	37,387	42,826
Discontinued operations	42,713	103,667
Corporate and other	38,536	32,322

	$258,245	$320,433

Assets of discontinued operations are located in Australia and New Zealand. All other assets are located in the United States.

Reconciliation of income (loss) from operations for the Company’s segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

Income (loss) from operations	$(6,449)	$(15,776)	$20,460
Interest expense	(5,557)	(3,089)	(3,713)
Other non-operating income (expense)	1,915	2,760	(312)

Income (loss) from continuing operations before income taxes	$(10,091)	$(16,105)	$16,435

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2009	2008	2007
	(Dollars in thousands)

United States	$234,081	$213,702	$226,498

Canada	5,137	11,839	12,654
Mexico	9,086	7,777	10,358
Other	7,252	6,263	8,434

Non-United States	21,475	25,879	31,446
Total	$255,556	$239,581	$257,944

Note 19 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$59,584	$63,939	$61,276	$70,757	$255,556
Cost of sales	54,179	66,519	61,262	61,305	243,265

Gross margin	5,405	(2,580)	14	9,452	12,291
Income (loss) from continuing operations	563	(4,205)	(4,342)	1,339	(6,645)
Income (loss) from discontinued operations	(932)	(17,973)	(3,072)	(36,165)	(58,142)

Net income (loss)	(369)	(22,178)	(7,414)	(34,826)	(64,787)

Earnings (loss) per common share:
Basic — continuing operations	$0.05	$(0.38)	$(0.39)	$0.12	$(0.59)
Basic — discontinued operations	(0.08)	(1.61)	(0.27)	(3.24)	(5.21)

Basic earnings (loss) per share	$(0.03)	$(1.99)	$(0.66)	$(3.12)	$(5.80)

Diluted — continuing operations	$0.05	$(0.38)	$(0.39)	$0.12	$(0.59)
Diluted — discontinued operations	(0.08)	(1.61)	(0.27)	(3.24)	(5.21)

Diluted earnings (loss) per share	$(0.03)	$(1.99)	$(0.66)	$(3.12)	$(5.80)

Dividends declared	$0.06	$0.06	$—	$—	$0.12

	First	Second	Third	Fourth
Fiscal 2008	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$65,286	$64,718	$78,000	$31,577	$239,581
Cost of sales	52,175	53,129	63,704	25,985	194,993

Gross margin	13,111	11,589	14,296	5,592	44,588
Income (loss) from continuing operations	3,232	3,339	3,027	(20,406)	(10,808)
Income (loss) from discontinued operations	(68)	(1,024)	(323)	(477)	(1,892)

Net income (loss)	3,164	2,315	2,704	(20,883)	(12,700)

Earnings (loss) per common share:
Basic — continuing operations	$0.36	$0.31	$0.27	$(1.83)	$(1.02)
Basic — discontinued operations	(0.01)	(0.10)	(0.03)	(0.04)	(0.18)

Basic earnings (loss) per share	$0.35	$0.21	$0.24	$(1.87)	$(1.20)

Diluted — continuing operations	$0.34	$0.30	$0.27	$(1.83)	$(1.02)
Diluted — discontinued operations	(0.01)	(0.09)	(0.03)	(0.04)	(0.18)

Diluted earnings (loss) per share	$0.33	$0.21	$0.24	$(1.87)	$(1.20)

Dividends declared	$0.06	$0.06	$0.06	$0.06	$0.24

In the fourth quarter of fiscal 2009, the Company recorded a $33.0 million non-cash asset impairment charge related to discontinued operations. See Note 2.

In the fourth quarter of fiscal 2008, the Company’s Cedar Rapids, Iowa plant was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. See Note 3 for further detail. The Company recorded flood related costs of approximately $27.6 million, net of insurance recoveries of $10.5 million in fiscal year 2008. In fiscal year 2009, loss from continuing operations included $9.1 million of net insurance proceeds related to the Cedar Rapids flooding in fiscal 2008. The following table summarizes the flood related costs and insurance proceeds recorded by quarter for fiscal year 2009.

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands)

Flood related costs	$6,786	$631	$168	$—	$7,585
Insurance proceeds	(11,020)	(4,430)	(1,244)	—	(16,694)

Insurance proceeds, net of flood related costs	$(4,234)	$(3,799)	$(1,076)	$—	$(9,109)

Note 20 —	Legal Proceedings

On January 23, 2009 the Company filed suit in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company seeks additional payments from the insurers of more than $30 million for property damage, time element and various other exposures due to costs and losses incurred as a result of the flood. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

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

Note 21 —	Guarantee

In the second quarter of fiscal 2009, Penford Corporation entered into an agreement with a supplier of grain to the Company’s subsidiary company, Penford New Zealand Limited. Pursuant to this agreement, the Company guaranteed the trade payable obligations of Penford New Zealand arising from the purchase of grain from this supplier up to a limit of 9.0 million New Zealand Dollars or the New Zealand Dollar equivalent of $5.0 million U.S. Dollars, whichever is less. The guarantee continued for the period during which the supplier sold grain to Penford New Zealand. As of August 31, 2009, the outstanding payable balance related to this guarantee was 2.3 million New Zealand Dollars. This guarantee was terminated on September 2, 2009 in connection with the sale of the Company’s New Zealand subsidiary. See Note 2.

Note 22 —	Subsequent Events

Penford has evaluated subsequent events, as defined by SFAS 165, through the date that the financial statements were issued on November 13, 2009.

On November 11, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, executed two asset sale agreements with unrelated parties for the sale of substantially all of its operating assets. These transactions are not expected to be completed for several weeks. The completion and timing of these transactions remain subject to risks and uncertainties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited the accompanying consolidated balance sheets of Penford Corporation as of August 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penford Corporation’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 13, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited Penford Corporation’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Penford Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penford Corporation as of August 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009 of Penford Corporation and our report dated November 13, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
November 13, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management’s report on internal control over financial reporting and the related report of the Company’s registered independent public accounting firm are included below and at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Information About the Board and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

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

The applicable information set forth under the headings “Executive Compensation,” “Director Compensation” and “Information About the Board and Its Committees” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2009. The Company has no equity compensation plans that have not been approved by security holders.

	(a)		(c)
	Number of	(b)	Number of Securities
	Securities to be	Weighted-	Remaining Available
	Issued Upon	Average Exercise	for Future Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in Column
Plan Category	Rights	Rights	(a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan(1)	688,675	$14.28	—
2006 Long-Term Incentive Plan(2)	586,750	$16.97	191,403
Stock Option Plan for Non-Employee Directors(3)	88,346	$10.40	—

Total	1,363,771	$15.19	191,403

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.

(2)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 89,582 issued but unvested shares of common stock at August 31, 2009.

(3)	This plan has been terminated and no additional options will be granted under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2010 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Information About the Board and Its Committees” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to Ernst & Young LLP” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated balance sheets as of August 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended August 31, 2009 and the reports of the independent registered public accounting firm are included in Part II, Item 8.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits

See index to Exhibits on page 75.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2009.

PENFORD CORPORATION

/s/  Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 13, 2009.

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

Exhibit No.	Item

2.1	Starch Australasia Share Sale Agreement completed as of September 29, 2000 among Penford Holdings Pty. Limited, a wholly owned subsidiary of Registrant, and Goodman Fielder Limited (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K/A dated September 29, 2000, filed December 12, 2000)
3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)
3.2	Bylaws of Registrant as amended and restated as of October 29, 2008 (filed as an exhibit to Registrant’s File No. 000-11488, Current Report on Form 8-K filed October 31, 2008)
10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Kortemeyer, Cordier, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*
10.3	Form of Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2008, filed January 9, 2009)*
10.4	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*
10.5	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
10.6	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*
10.7	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*
10.8	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*
10.9	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.10	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)
10.11	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)
10.12	Second Amendment to Second Amended and Restated Credit Agreement, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)
10.13	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)
10.14	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*
10.15	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
21	Subsidiaries of the Registrant

Exhibit No.	Item

23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement