Form 10-Q
period 2009-11-30
PENFORD CORP
filed 2010-01-08
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Yes ☐ No ☑
The net number of shares of the Registrant’s common stock (the Registrant’s only outstanding class of stock) outstanding as of January 6, 2010 was 11,371,272.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,377	$5,540
Trade accounts receivable, net	30,362	32,192
Inventories	18,461	18,155
Prepaid expenses	4,303	5,081
Income tax receivable	3,238	3,892
Other	3,077	3,476
Current assets of discontinued operations	22,291	38,486

Total current assets	101,109	106,822

Property, plant and equipment, net	116,778	119,049
Restricted cash value of life insurance	9,785	9,761
Deferred tax assets	12,761	8,277
Other assets	1,638	2,075
Other intangible assets, net	463	481
Goodwill, net	8,171	7,553
Non-current assets of discontinued operations	—	4,227

Total assets	$250,705	$258,245

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt and capital lease obligations (Note 7)	$84,879	$21,241
Accounts payable	15,530	14,745
Accrued liabilities	9,651	8,972
Current liabilities of discontinued operations	7,084	16,028

Total current liabilities	117,144	60,986

Long-term debt and capital lease obligations	2,442	71,141
Other postretirement benefits	17,953	17,678
Pension benefit liability	18,043	18,043
Other liabilities	8,401	8,187
Non-current liabilities of discontinued operations	—	2,851

Total liabilities	163,983	178,886

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,175 and 13,157 shares, respectively, including treasury shares	13,175	13,157
Additional paid-in capital	93,964	93,829
Retained earnings	12,442	7,944
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(102)	(2,814)

Total shareholders’ equity	86,722	79,359

Total liabilities and shareholders’ equity	$250,705	$258,245

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
(In thousands, except per share data)	2009	2008
Sales	$67,070	$59,584
Cost of sales	56,442	54,179

Gross margin	10,628	5,405

Operating expenses	6,488	6,043
Research and development expenses	998	1,123
Flood related costs, net of insurance proceeds	—	(4,234)

Income from operations	3,142	2,473

Interest expense	1,798	1,270
Other non-operating income (expense), net	636	(606)

Income from continuing operations before income taxes	1,980	597

Income tax expense	924	34

Income from continuing operations	1,056	563
Income (loss) from discontinued operations, net of tax	3,482	(932)

Net income (loss)	$4,538	$(369)

Weighted average common shares and equivalents outstanding:
Basic	11,183	11,155
Diluted	11,266	11,299

Earnings (loss) per common share:
Basic earnings per share from continuing operations	$0.09	$0.05
Basic earnings (loss) per share from discontinued operations	$0.31	$(0.08)

Basic earnings (loss) per share	$0.40	$(0.03)

Diluted earnings per share from continuing operations	$0.09	$0.05
Diluted earnings (loss) per share from discontinued operations	$0.31	$(0.08)

Diluted earnings (loss) per share	$0.40	$(0.03)

Dividends declared per common share	$—	$0.06
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,538	$(369)
Less: Income (loss) from discontinued operations	3,482	(932)

Net income from continuing operations	1,056	563
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	3,801	3,678
Stock-based compensation	463	829
Deferred income tax (expense) benefit	(109)	983
Loss (gain) on derivative transactions	976	(6,238)
Foreign currency transaction (gain) loss	(452)	613
Other	—	2
Change in assets and liabilities:
Trade receivable	1,830	(17,693)
Prepaid expenses	778	(233)
Inventories	539	11,205
Accounts payable and accrued liabilities	1,390	(6,373)
Taxes payable	629	3,255
Insurance recovery receivable	—	(525)
Other	9,933	1,716

Net cash flow provided by (used in) operating activities — continuing operations	20,834	(8,218)

Investing activities:
Acquisition of property, plant and equipment, net	(1,059)	(1,271)
Other	(19)	(27)

Net cash used in investing activities — continuing operations	(1,078)	(1,298)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	20,000
Payments on revolving line of credit	—	(12,500)
Proceeds from long-term debt	2,000
Payments of long-term debt	(7,820)	(1,000)
Payments under capital lease obligation	(61)	(77)
Increase in cash overdraft	—	3,768
Payment of dividends	—	(675)
Other	(38)	—

Net cash (used in) provided by financing activities — continuing activities	(5,919)	9,516

Cash flows from discontinued operations:
Net cash from (used in) provided by operating activities	(9,161)	1,043
Net cash provided by (used in) investing activities	18,375	(233)
Net cash (used in) provided by financing activities	(3,399)	399
Effect of exchange rate changes on cash and cash equivalents	55	(55)

Net cash provided by discontinued operations	5,870	1,154

Increase in cash and cash equivalents	19,707	1,154

Cash and cash equivalents of continuing operations, beginning of period	5,540	—
Cash balance of discontinued operations, beginning of period	634	534

Cash and cash equivalents, end of period	25,881	1,688
Less: cash balance of discontinued operations, end of period	6,504	1,688

Cash and cash equivalents of continuing operations, end of period	$19,377	$—

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
     The Company has significant research and development capabilities, which are used in applying the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.
     Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries.
Discontinued Operations
     In August 2009, the Company committed to a plan to exit from the business conducted by the Company’s Australia/New Zealand Operations. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited (“Penford New Zealand”). On November 27, 2009, the Company completed the sale of the operating assets of its subsidiary company Penford Australia Limited (“Penford Australia”), including its two remaining Australian plants. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the condensed consolidated statement of operations for all periods presented. The remaining assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. See Note 3 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.
Subsequent Events
     Penford has evaluated subsequent events, as defined by Accounting Standards Codification (“ASC”) 855, through the date that the financial statements were issued on January 8, 2010.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2009 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2009 and November 30, 2008 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.

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
     Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Beginning in the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”) which will serve to update the Codification.
     In April 2009, the FASB issued new authoritative guidance requiring disclosures regarding financial instruments for interim reporting periods of publicly traded companies. The guidance requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in ASC 825 “Financial Instruments.” The Company adopted this guidance in the first quarter of fiscal 2010 and has included the required disclosures in this Form 10-Q for the quarter ended November 30, 2009.
     In December 2008, the FASB issued new authoritative guidance regarding employer disclosures about postretirement benefit plan assets. The new guidance requires an employer to disclose information regarding its investment policies and strategies for its categories of plan assets, its fair value measurements of plan assets and any significant concentrations of risk in plan assets. The new guidance, which was effective September 1, 2009 for the Company, only requires the revised annual disclosures on a prospective basis. Accordingly, the Company will provide the additional disclosures in its fiscal 2010 Annual Report on Form 10-K.
     In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the three-month periods ended November 30, 2009 and 2008. See Note 14.
     In February 2008, the FASB issued new authoritative guidance delaying the portions of ASC 820, “Fair Value Measurements and Disclosures,” which required fair value measurements for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value until the Company’s fiscal year 2010. The adoption of this guidance on September 1, 2009 had no effect on the Company’s financial position or results of operations. See Note 12.
     Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-

13 is effective for fiscal years beginning on or after June 15, 2010 (fiscal 2011 for the Company). The adoption of ASU 2009-13 is not expected to have any impact on the Company’s financial position or results of operations.
     3 — DISCONTINUED OPERATIONS
     On August 27, 2009, the Company committed to a plan to exit from the business conducted by its Australia/New Zealand Operations. As a result, the Company’s financial statements reflect the Australia/New Zealand Operations as discontinued operations for all periods presented in compliance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 205-10, “Presentation of Financial Statements — Discontinued Operations” (“ASC 205-10”). The Australia/New Zealand Operations segment was previously reported as the Company’s third operating segment. The following tables summarize the financial information for discontinued operations related to the Australia/New Zealand Operations. Interest expense on debt directly attributable to the Australia/New Zealand Operations has been allocated to discontinued operations.
     Penford Australia completed the sale of the shares of its wholly-owned subsidiary, Penford New Zealand, on September 2, 2009. Proceeds from the sale, net of transaction costs, were $4.8 million. On November 27, 2009, Penford Australia completed the sale of substantially all of its operating assets, including property, plant and equipment, intellectual property, and inventories in two transactions to unrelated parties. Proceeds from the sales, net of estimated transaction costs, were $15.3 million. Additionally, at November 30, 2009, the Company recorded $1.3 million of severance costs associated with the asset sales.
     Proceeds from the sales include $2.0 million in escrow to be released in four equal installments payable at six months, ten months, twenty months and thirty months from November 27, 2009. Escrowed payments are subject to the buyer’s right to make warranty claims under the sale contract. Penford Australia currently expects that all warranties will be satisfied and that it will receive the proceeds from the escrow account as scheduled. In addition, $0.8 million (at the Australian dollar exchange rate at November 30, 2009) is to be paid by a purchaser in six equal monthly installments beginning December 1, 2009 as further compensation for grain inventory on hand on the date of sale. Penford Australia has received the payments as scheduled for December 2009 and January 2010.

	Quarter Ended November 30
	2009	2008
	(In Thousands)
Sales	$16,963	$21,360

Loss from operations	$(1,525)	$(1,636)

Interest expense	315	223
Gain on sale of assets	351	—
Other non-operating income, net	57	396

Loss from discontinued operations before taxes	(1,432)	(1,463)
Income tax benefit	(4,914)	(531)

Income (loss) from discontinued operations, net of tax	$3,482	$(932)

     In the first quarter of fiscal 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13 million, which was recorded in discontinued operations. The tax benefit of the impairment was also recorded in discontinued operations.

     In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. In the quarter ended November 30, 2009, the Australian operations recorded $13 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At November 30, 2009, the valuation allowance related to the Australian net deferred tax asset was $10.9 million.
     Penford Australia retained trade receivables and payables at November 30, 2009, and is expected to liquidate its financial assets and liabilities over the next few months.

	November 30,	August 31,
	2009	2009
	(Dollars in thousands)
ASSETS
Cash	$6,504	$634
Trade accounts receivable, net	12,689	14,482
Inventories	—	22,129
Prepaid expenses	—	595
Income tax receivable	—	190
Other	3,098	456

Current assets of discontinued operations	22,291	38,486

Property, plant and equipment, net	—	3,799
Other assets	—	428

Non-current assets of discontinued operations	—	4,227

Total assets of discontinued operations	$22,291	$42,713

LIABILITIES
Short-term borrowings	$—	$3,327
Accounts payable	7,084	10,697
Accrued liabilities	—	2,004

Current liabilities of discontinued operations	7,084	16,028

Other liabilities	—	2,851

Non-current liabilities of discontinued operations	—	2,851

Total liabilities of discontinued operations	$7,084	$18,879

     4—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of November 30, 2009, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 57,178. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

     Stock Option Awards
     A summary of the stock option activity for the three months ended November 30, 2009, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2009	1,363,771	$15.18
Granted	—	—
Exercised	—	—
Cancelled	(20,950)	$13.37

Outstanding Balance, November 30, 2009	1,342,821	$15.21	4.08	$10,680

Options Exercisable at November 30, 2009	1,015,321	$14.54	3.66	$10,680
     No stock options were granted under the 2006 Incentive Plan during the three months ended November 30, 2009 and 2008.
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.32 as of November 30, 2009 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the three months ended November 30, 2009.
     As of November 30, 2009, the Company had $1.1 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.
     Restricted Stock Awards
     The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November 30, 2009 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2009	89,582	$31.31
Granted	97,600	6.25
Vested	(25,250)	35.18
Cancelled	(1,500)	35.18

Nonvested at November 30, 2009	160,432	$15.42
     On January 1, 2009, each non-employee director received an award of 1,976 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day. The shares vested one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of November 30, 2009, the Company had $1.3 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.4 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost under SFAS No. 123R for the three months ended November 30, 2009 and 2008 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	November 30,
	2009	2008

Cost of sales	$47	$89
Operating expenses	408	724
Research and development expenses	8	16
Income (loss) from discontinued operations	(25)	6

Total stock-based compensation expense	$438	$835
Tax benefit	166	317

Total stock-based compensation expense, net of tax	$272	$518

     5—INVENTORIES
     The components of inventory are as follows:

	November 30,	August 31,
	2009	2009
	(In thousands)
Raw materials	$7,983	$7,265
Work in progress	1,918	1,921
Finished goods	8,560	8,969

Total inventories	$18,461	$18,155

     6—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2009	2009
	(In thousands)
Land	$10,243	$10,229
Plant and equipment	321,454	321,356
Construction in progress	3,136	2,214

	334,833	333,799
Accumulated depreciation	(218,055)	(214,750)

Net property, plant and equipment	$116,778	$119,049

     7—DEBT
     In fiscal year 2007, Penford entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A. (which has been replaced by the Bank of Montreal); LaSalle Bank National Association (now Bank of America); Cooperative Centrale Raiffeisen-Boorleenbank B.A., “Rabobank Nederland” (New York Branch); U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited. The Company’s obligations under the 2007 Agreement are secured by substantially all of the Company’s U.S. assets.
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

     The Third Amendment adjusted the financial covenants in the 2007 Agreement, as amended, effective May 31, 2009. Under the amended financial covenants, the Company must maintain a minimum EBITDA (as defined in the Third Amendment), tangible net worth and fixed charge coverage ratio each fiscal quarter in accordance with the revisions contained in the Third Amendment. The Third Amendment also provides that the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. Annual capital expenditures are limited to $6.5 million. The availability on the $60 million revolver facility is limited to $52.5 million unless the Company obtains the approval of the lenders holding more than 50% of the U.S. Dollar equivalent of the sum of the total borrowing and unused commitments under the 2007 Agreement. The Third Amendment increased the maximum commitment fee for undrawn balances by 25 basis points and the maximum London Interbank Offering Rates (“LIBOR”) margin payable on outstanding debt by 150 basis points to 5.00%. Interest rates under the 2007 Agreement are based on either the LIBOR in Australia or the United States, or the prime rate, depending on the selection of available borrowing options under the 2007 Agreement.
     The Third Amendment adjusted the final maturity date of the term loan available under the 2007 Agreement to December 15, 2009, and the maturity date of the revolver and the capital expansion loans to November 30, 2010. On September 30, 2009, the Company was required to being repaying the capital expansion loans in quarterly installments of $1.0 million through December 31, 2009, and $2.0 million thereafter. In addition to the quarterly installments on the capital expansion loan, a one-time payment of $9.625 million is due on December 15, 2009. Any remaining amount due on the capital expansion loans and revolver is due at final maturity.
     On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. Proceeds from the sale, net of transaction costs, of approximately $4.8 million, were used to repay debt outstanding in the first quarter of fiscal 2010.
     On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. In accordance with the Third Amendment, the net proceeds received of $10.9 million were used to repay outstanding debt under the 2007 Agreement. The Company prepaid the term and capital expansion loans under the 2007 Agreement, beginning with the principal installment due on December 15, 2009 and then to the remaining principal installments on the capital expansion loans in the inverse order of maturity. The prepayments were sufficient to cover the principal installments on the term and capital expansion loans due on December 15, 2009. Additional cash received from the sale will be used to repay outstanding debt upon receipt. Amounts to be received are (1) $2.0 million from an escrow account in four equal installments over thirty months from the date of sale, and (2) $0.7 million in equal monthly installments through May 2010.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010.
     At November 30, 2009, the Company had $46.4 million and $0.6 million outstanding, respectively, under the revolving credit and term loan portions of the 2007 Agreement. In addition, the Company had $37.4 million outstanding under its capital expansion credit facility on November 30, 2009. Due to the maturity date of the loans, all debt under the 2007 Agreement is classified under current liabilities in the condensed consolidated balance sheet. The Company was in compliance with the covenants in the 2007 Agreement, as amended, as of November 30, 2009.
     As of November 30, 2009, all of the Company’s outstanding debt under the 2007 Agreement is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $22.0 million at 4.18% and $6.0 million at 5.08%, plus the applicable margin under the 2007 Agreement.

     8—INCOME TAXES
     The Company’s effective tax rates for the three-month periods ended November 30, 2009 and 2008 were 46.7% and 5.6%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three months ended November 30, 2009 is due to state income taxes and adjustments to prior years’ tax expense.
     The difference between the effective tax rate and the U.S. federal statutory rate for the quarter ended November 30, 2008 is due to the favorable tax benefit of a retroactive research and development tax credit. In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 retroactively reinstated and extended the research and development tax credit from January 1, 2008 through December 31, 2009. The effective tax rate for the first quarter of fiscal 2009 also reflected a tax benefit of $0.2 million applicable to fiscal 2008.
     In the quarter ended November 30, 2009, the amount of unrecognized tax benefits computed in accordance with ASC 740, “Income Taxes” (“ASC 740”) increased by $75,000, including $11,000 for interest and $23,000 for penalties. The total amount of unrecognized tax benefits at November 30, 2009 was $1.4 million, all of which, if recognized, would favorably impact the effective tax rate. At November 30, 2009, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. None of the Company’s income tax returns are currently under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at November 30, 2009 will change materially in the next 12 months.
     At November 30, 2009, the Company had $13.8 million of net deferred tax assets. In the first quarter of fiscal 2010, the Company recorded a tax benefit related to an impairment charge related to a loan to the Company’s Australian subsidiary which was considered not fully collectible (See Note 3). A valuation allowance has not been provided on the Company’s net deferred tax assets as the Company expects to recover its tax assets through future taxable income. The Company’s losses in fiscal years 2008 and 2009, which are not expected to recur, were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The Company’s continuing operations in the U.S. generated income before income taxes in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.
     On a quarterly basis, the Company reviews its estimate of the effective income tax rate expected to be applicable for the full fiscal year. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss. Income tax expense or benefit for the current interim period is the difference between the computed year-to-date income tax amount and the tax expense or benefit reported for previous quarters. In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting and projections of fiscal year pre-tax income or loss. Adjustments to the Company’s tax expense related to the prior fiscal year, amounts recorded to increase or decrease unrecognized tax benefits, changes in tax rates, and the effect of a change in the beginning-of-the-year valuation allowance are treated as discrete items and are recorded in the period in which they arise.
     9—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended
	November 30,	November 30,
	2009	2008
	(In thousands)
Net income (loss)	$4,538	$(369)
Foreign currency translation adjustments	1,615	(18,956)
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	1,097	(590)

Total comprehensive income (loss)	$7,250	$(19,915)

     Deferred taxes have not been recognized on foreign currency translation adjustments as the sale of the Company’s foreign subsidiaries is expected to result in no tax benefit or expense.

     10—NON-OPERATING INCOME (LOSS), NET
     Non-operating income (loss), net consists of the following:

	Three months ended
	November 30,	November 30,
	2009	2008
	(In thousands)
Gain (loss) on foreign currency transactions	452	(613)
Other	184	7

Total	$636	$(606)

     During the three months ended November 30, 2009 and 2008, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     11 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2009 and 2008 are as follows:

	Three months ended
	November 30,	November 30,
Defined benefit pension plans	2009	2008
	(in thousands)
Service cost	$389	$355
Interest cost	641	645
Expected return on plan assets	(506)	(607)
Amortization of prior service cost	61	63
Amortization of actuarial losses	304	53

Net periodic benefit cost	$889	$509

	Three months ended
	November 30,	November 30,
Post-retirement health care plans	2009	2008
	(in thousands)
Service cost	$88	$65
Interest cost	269	228
Amortization of prior service cost	(38)	(38)
Amortization of actuarial losses	74	—

Net periodic benefit cost	$393	$255

     12—DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASURMENTS
     Fair Value Measurements
     The provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for its measurement, and expands disclosures concerning fair value measurements, were effective as of the beginning of the second quarter of fiscal 2009 for the Company’s financial assets and liabilities, as well as for other assets and liabilities carried at fair value on a recurring basis. As of September 1, 2009, the Company adopted the provisions of ASC 820 relating to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include long-lived assets which are considered to be other than temporarily impaired, reporting units measured at fair value in the first step of a goodwill impairment test, and the initial recognition of asset retirement obligations. In the first quarter of fiscal 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a nonrecurring basis.
     ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.
•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
As of November 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$1,016	$—	$—	$1,016

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,891	$—	$1,891

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $2.2 million at November 30, 2009.

Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
As of August 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$430	$—	$—	$430

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,829	$—	$1,829

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $0.4 million at August 31, 2009.
     Other Financial Instruments
     The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value. During the quarter ended November 30, 2009, the Company received two non interest bearing loans from the State of Iowa totaling $2.0 million. The fair value of this debt at November 30, 2009 is estimated to be $1.5 million. See Note 7.
     Interest Rate Swap Agreements
     The Company uses interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively becomes fixed at a certain rate and reduces the impact of future interest rate changes on future interest expense. As of November 30, 2009, the Company had three interest rate swaps which fixed the interest payable on $22.0 million of debt at 4.18% and on $6.0 million of debt at 5.08%, plus the applicable margin under the Company’s credit agreement, as amended. The notional amounts, interest rate reset dates, underlying benchmark rates and interest payment dates match the terms of the debt. The Company has designated the swap agreements as cash flow hedges and accounts for them pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”). The unrealized losses on the interest rate swaps are included in accumulated other comprehensive income (loss). The periodic settlements on the swaps are recorded as interest expense.
     Foreign Currency Contracts
     In fiscal year 2009, the Company’s Food Ingredients business purchased certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchased foreign currency forward contracts. The Company designated these contracts as cash flow hedges and accounted for them pursuant to ASC 815. To the extent the amounts and timing of the forecasted cash flows and the forward contracts continued to match, the unrealized losses on the foreign currency purchase contracts were included in accumulated other comprehensive income (loss). The gain or loss on the contracts was recorded in cost of sales at the time the inventory was sold. At November 30, 2009, the Company had no outstanding foreign currency contracts and no gains or losses remaining in other comprehensive income (loss).
     Commodity Contracts
     The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges and accounts for them pursuant to ASC 815.
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
     As of November 30, 2009, Penford had purchased corn positions of 7.2 million bushels, of which 5.9 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 1.3 million bushels.
     As of November 30, 2009, the Company had the following outstanding forward contracts, futures contracts and interest rate swaps:

Corn Futures	4,890,000 Bushels
Natural Gas Futures	630,000 mmbtu (millions of British thermal units)
Ethanol Futures	3,871,500 Gallons
Interest Rate Swap Contracts	28,000,000 US Dollars (Notional Amount)
     The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of November 30, 2009 and August 31, 2009.

	Fair Value of Derivative Instruments
	as of November 30, 2009
	(in thousands)
	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments under ASC 815	Location	Fair Value	Location	Fair Value
Cash Flow Hedges:
Corn Futures	Other Current Assets	$1,238	Other Current Assets	$(399)
Natural Gas Futures	Other Current Assets	—	Other Current Assets	(696)
Interest Rate Contracts	Other Current Assets	—	Accrued Liabilities	(1,891)
Ethanol Futures	Other Current Assets	—	Other Current Assets	(709)

Total Cash Flow Hedges		1,238		(3,695)

Fair Value Hedges:
Corn Futures	Other Current Assets	94	Other Current Assets	(168)

Total Fair Value Hedges		94		(168)

Total Derivatives Designated as Hedging Instruments under ASC 815		$1,332		$(3,863)

	Fair Value of Derivative Instruments
	as of August 31, 2009
	(in thousands)
	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments under ASC 815	Location	Fair Value	Location	Fair Value
Cash Flow Hedges:
Corn Futures	Other Current Assets	$82	Other Current Assets	$(916)
Natural Gas Futures	Other Current Assets	—	Other Current Assets	(1,301)
Interest Rate Contracts	Other Current Assets	—	Accrued Liabilities	(1,829)
Foreign Exchange Contracts	Other Current Assets	—	Accrued Liabilities	—

Total Cash Flow Hedges		82		(4,046)

Fair Value Hedges:
Corn Futures	Other Current Assets	1,303	Other Current Assets	(174)

Total Fair Value Hedges		1,303		(174)

Total Derivatives Designated as Hedging Instruments under ASC 815		$1,385		$(4,220)

	The Effect of Derivative Instruments on the Statement of Financial Performance
	for the Quarter Ended November 30, 2009
	(in thousands)
		Location of Gain or
		(Loss) Reclassified		Location of Gain or (Loss)	Amount of Gain or
		from Accum OCI into	Amount of Gain or	Recognized in Income on	(Loss) Recognized
	Amount of Gain or	Income	(Loss) Reclassified	Derivative (Ineffective	in Income on
	(Loss)	(Effective Portion)	from Accum OCI into	Portion)	Derivative
Derivatives in ASC 815 Cash Flow	Recognized in OCI	Income Statement	Income (Effective	Income Statement	(Ineffective
Hedging Relationships	(Effective Portion)	Location	Portion)	Location	Portion)
Cash Flow Hedging Relationships:
Corn Futures	$301	Cost of sales	$(23)	Cost of sales	$95
Natural Gas Futures	(696)	Cost of sales	(865)	Cost of sales	—
Ethanol Futures	(709)	Cost of Sales	(577)	Cost of Sales	—
Interest Rate Contracts	(349)	Interest expense	(287)	Interest Expense	—
Foreign Exchange Contracts	—	Cost of sales	(26)	Cost of sales	—

Total	$(1,453)		$(1,778)		$95

	The Effect of Derivative Instruments on the Statement of Financial Performance
	for the Quarter Ended November 30, 2009
	(in thousands)
				Location of
	Location of Gain /			Gain/(Loss)
	(Loss) Recognized	Amount of Gain /		Recognized in	Location of
	in Income on	(Loss)		Income on Related	Gain/(Loss)
	Derivative	Recognized	Hedged Item in ASC	Hedged Item	Recognized in
Derivatives in ASC 815 Fair Value	Income Statement	in Income on	815 Fair Value	Income Statement	Income on Related
Hedging Relationships	Location	Derivative	Hedge Relationships	Location	Hedged Item
Fair Value Hedge Relationships:
Corn Futures	Cost of sales	—	Firm Commitments/Inventory	Cost of sales	$33

Total		—			$33

     13—SEGMENT REPORTING
     Financial information from continuing operations for the Company’s two segments, Industrial Ingredients and Food Ingredients is presented below. Industrial Ingredients and Food Ingredients are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and ethanol industries. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three months ended
	November 30,	November 30,
	2009	2008
	(In thousands)
Sales:
Industrial Ingredients	$50,308	$41,842
Food Ingredients	16,762	17,742

	$67,070	$59,584

Income (loss) from operations:
Industrial Ingredients	$2,154	$1,799
Food Ingredients	3,581	3,398
Corporate and other	(2,593)	(2,724)

	$3,142	$2,473

	November 30,	August 31,
	2009	2009
	(In thousands)
Total assets:
Industrial Ingredients	$135,148	$139,609
Food Ingredients	37,642	37,387
Discontinued Operations	22,291	42,713
Corporate and other	55,624	38,536

	$250,705	$258,245

     Assets of discontinued operations are located in Australia and New Zealand. All other assets are located in the United States.
     14—EARNINGS (LOSS) PER SHARE
     Effective September 1, 2009, the Company adopted ASC 260-10-45, “Participating Securities and the Two-Class Method” (“ASC 260-10-45”) which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are included in computing earnings per share under the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors under the Company’s 2006 Incentive Plan which contain non-forfeitable rights to dividends at the same rate as common stock, are considered participating securities. The Company has applied the provisions of ASC 260-10-45 retrospectively to all periods presented.
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three months ended November 30, 2009 and 2008.

	Three months ended
	November 30, 2009	November 30, 2008
	(In thousands)
Numerator:
Income from continuing operations	$1,056	$563
Less: Allocation to participating securities	(40)	(5)

Income from continuing operations applicable to common shares	$1,016	$558

Income (loss) from discontinued operations	$3,482	$(932)
Less: Allocation to participating securities	—	—

Income (loss) from discontinued operations applicable to common shares	$3,482	$(932)

Net income (loss)	$4,538	$(369)
Less: Allocation to participating securities	(40)	(5)

Net income (loss) applicable to common shares	$4,498	$(374)

Denominator:
Weighted average common shares outstanding, basic	11,183	11,155
Dilutive stock options and awards	83	144

Weighted average common shares outstanding, diluted	11,266	11,299

     Weighted-average stock options to purchase 1,350,146 and 897,550 shares of common stock for the three months ended November 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
     15—LEGAL PROCEEDINGS
     On January 23, 2009 the Company filed suit in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company is currently seeking in this litigation additional payments from the insurers of more than $25 million for business interruption losses that occurred as a result of the flood, as well as various damages. The Company cannot at this time determine the likelihood of any outcome or estimate the amount of any judgment that might be awarded.
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
Forward-looking Statements
     This Quarterly Report on Form 10-Q (“Quarterly Report”), including, but not limited, to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not take any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, which include, but are not limited to:
•	competition;
•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;
•	product development risk;
•	changes in corn and other raw material prices and availability;
•	the amount and timing of flood insurance recoveries;
•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;
•	unanticipated costs, expenses or third-party claims;
•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;
•	interest rate, chemical and energy cost volatility;
•	foreign currency exchange rate fluctuations;
•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;
•	other unforeseen developments in the industries in which Penford operates,
•	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended;
•	the Company’s ability to renew or replace its bank credit agreement for periods following the agreement’s November 30, 2010 maturity date; or

•	other factors described in Part I, Item 1A “Risk Factors.”
Overview
     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications and by producing and selling ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper and food production.
     Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 13 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.
     In May 2008, the Company’s Industrial Ingredients segment began commercial production and sales of ethanol from its facility in Cedar Rapids, Iowa. This ethanol plant gives the Company the ability to select from multiple output choices to capitalize on changing industry conditions and selling opportunities. This increased flexibility allows the Company to direct production towards the most attractive mix of strategic and financial opportunities.
     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments.
     On August 27, 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. This determination was made upon completion of a process involving the examination of a range of strategic and operating choices for the Company’s Australia/New Zealand Operations. The process was undertaken as part of a continuing program to maximize the Company’s asset values and returns. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties.
     The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of the Accounting Standards Codification 205-10, “Presentation of Financial Statements — Discontinued Operations” (“ASC 205-10”). Accordingly, for all periods presented herein, the Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 3 to the Condensed Consolidated Financial Statements for further details.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes. The notes to the Condensed Consolidated Financial Statements referred to in this MD&A are included in Part I Item 1, “Financial Statements.” Unless otherwise noted, all amounts and analyses are based on continuing operations.
     Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Beginning in the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”) which will serve to update the Codification.
     In April 2009, the FASB issued new authoritative guidance requiring disclosures regarding financial instruments for interim reporting periods of publicly traded companies. The guidance requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in ASC 825 “Financial Instruments.” The Company adopted this guidance in the first quarter of fiscal 2010 and has included the required disclosures in this Form 10-Q for the quarter ended November 30, 2009.
     In December 2008, the FASB issued new authoritative guidance regarding employer disclosures about postretirement benefit plan assets. The new guidance requires an employer to disclose information regarding its investment policies and strategies for its categories of plan assets, its fair value measurements of plan assets and any significant concentrations of risk in plan assets. The new guidance, which was effective September 1, 2009 for the Company, only requires the revised annual disclosures on a prospective basis. Accordingly, the Company will provide the additional disclosures in its fiscal 2010 Annual Report on Form 10-K.
     In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the three-month periods ended November 30, 2009 and 2008. See Note 14 to the Condensed Consolidated Financial Statements.
     In February 2008, the FASB issued new authoritative guidance delaying the portions of ASC 820, “Fair Value Measurements and Disclosures,” which required fair value measurements for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value until the Company’s fiscal year 2010. The adoption of this guidance on September 1, 2009 had no effect on the Company’s financial position or results of operations. See Note 12 to the Condensed Consolidated Financial Statements.
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended November 30, 2009 increased 12.6%, or $7.5 million, to $67.1 million compared with $59.6 million for the three months ended November 30, 2008. In the first quarter of fiscal 2009, production in Cedar Rapids, Iowa was still recovering from the severe flooding that occurred in June 2008. First quarter fiscal 2010 revenues improved primarily due to industrial volume increases in both starch products and ethanol, partially offset by a $0.9 million reduction in food ingredients revenues as a result of the sale of the Company’s dextrose product line in February 2009.
     In the first quarter of fiscal 2010, consolidated gross margin as a percent of sales rose to 15.8% from 9.1% in the prior year’s first quarter, due to the favorable effect of higher industrial volumes on production costs and lower manufacturing unit costs in both the industrial and food ingredients businesses. Consolidated income from operations for the quarter ended November 30, 2009 increased $0.7 million due to higher gross margins. Fiscal 2009 first quarter operating income included $4.2 million of net insurance recoveries.
     On June 12, 2008, the Company’s Industrial Ingredients plant in Cedar Rapids, Iowa was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company sustained substantial damage to this facility and the plant was shut down from mid-June 2008 until the end of August 2008. By the end of August 2008, the Company began manufacturing industrial starch in Cedar Rapids. In late September 2008, the Company resumed the commercial production and sale of ethanol.
     The Company maintains property damage and business interruption insurance coverage applicable to the Cedar Rapids plant. The Company is seeking additional payments from its insurers for damages arising from the flooding that occurred in June 2008 and has filed a lawsuit against the insurers. The Company does not provide assurance as to any amount or timing of the potential recoveries under its insurance policies. The effect of the flood on the financial results of the Company on a quarter-to-quarter basis in fiscal 2010 will depend on the timing and amount of additional insurance proceeds received, if any, which the Company is currently unable to estimate. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.
     Industrial Ingredients
     First quarter fiscal 2010 sales at the Company’s Industrial Ingredients business unit rose $8.5 million, or 20.2%, to $50.3 million from $41.8 million in the first quarter of fiscal 2009. Industrial starch sales of $32.3 million for the quarter ended November 30, 2009 were comparable to the prior year’s first quarter sales as an 18% increase in volume was offset by a decline in average unit pricing. Sales of ethanol increased 86% from $9.6 million in the first quarter of fiscal 2009 to $18.0 million in the first quarter of fiscal 2010. Ethanol volumes increased 95%, partially offset by a decline in average unit pricing. Quarterly volumes of both industrial starches and ethanol increased over the prior year as the Company was still recovering from the June 2008 flooding in Cedar Rapids, Iowa in the first quarter of fiscal 2009. Ethanol production was not restarted until the end of September 2008.
     Income from operations for the first quarter of fiscal 2010 at the Company’s Industrial Ingredients business unit increased to $2.2 million from $1.8 million a year ago on an increase in gross margin of $4.9 million, a decrease in net insurance recoveries of $4.2 million, and an increase in operating and research and development expenses of $0.3 million. First quarter fiscal 2010 gross margin improved due to higher volumes and lower unit energy and chemical costs. In the first quarter of fiscal 2009, the Company recorded $6.8 million of costs associated with flood restoration offset by $11.0 million of insurance recoveries. No insurance recoveries were recorded in the first quarter of fiscal 2010.
     Food Ingredients
     Fiscal 2010 first quarter sales for the Food Ingredients segment of $16.8 million decreased 5.5%, or $1.0 million, from the first quarter of fiscal 2009 due to the sale of the dextrose product line in the second quarter of fiscal 2009. First quarter fiscal 2009 dextrose sales were $0.9 million.
     Income from operations for the first quarter of fiscal 2010 at the Food Ingredients segment was $3.6 million, a 5.4% increase over last year’s $3.4 million due to gross margin improvements. First quarter gross margin improved 6.9% from $5.3 million last year to $5.6 million on lower manufacturing and raw material costs.
     Corporate operating expenses
     Corporate operating expenses for the first quarter of fiscal 2010 were $2.5 million, a $0.3 million decrease compared to the same quarter last year, primarily due to lower professional fees and travel costs.
     Interest expense
     Interest expense for the three months ended November 30, 2009 increased $0.5 million compared to the same period last year due to higher average debt balances. In connection with the third amendment to the Company’s credit agreement in the fourth quarter of fiscal 2009, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these costs and existing deferred loan fees over the shortened maturity of the debt increased interest expense by approximately $0.4 million in the first quarter of fiscal 2010 compared to the same period last year. The remaining increase in interest expense is due to higher average debt balances. See Note 7 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rates for the three-month periods ended November 30, 2009 and 2008 were 46.7% and 5.6%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three months ended November 30, 2009 is due to state income taxes and adjustments to prior years’ tax expense.
     The difference between the effective tax rate and the U.S. federal statutory rate for the quarter ended November 30, 2008 is due to the favorable tax benefit of a retroactive research and development tax credit. In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 retroactively reinstated and extended the research and development tax credit from January 1, 2008 through December 31, 2009. The effective tax rate for the first quarter of fiscal 2009 also reflected a tax benefit of $0.2 million applicable to fiscal 2008.
     At November 30, 2009, the Company had $13.8 million of net deferred tax assets. In the first quarter of fiscal 2010, the Company recorded a tax benefit related to an impairment charge related to a loan to the Company’s Australian subsidiary which was considered not fully collectible. See Note 3 to the Condensed Consolidated Financial Statements. A valuation allowance has not been provided on the net deferred tax assets as the Company expects to recover its tax assets through future taxable income. The Company’s losses in fiscal years 2008 and 2009, which are not expected to recur, were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The Company’s continuing operations in the U.S. generated income before income taxes in the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.
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
     Non-operating income (loss), net
     Non-operating income (loss), net consists of the following:

	Three months ended
	November 30, 2009	November 30, 2008
	(In thousands)
Gain (loss) on foreign currency transactions	452	(613)
Other	184	7

Total	$636	$(606)

     During the three months ended November 30, 2009 and 2008, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.

Results of Discontinued Operations

	Quarter Ended
	November 30
	2009	2008
Sales	$16,963	$21,360
Cost of sales	15,877	$21,376

Gross margin	1,086	(16)
Operating expenses	2,326	1,224
Research and development expenses	285	396

Loss from operations	(1,525)	(1,636)
Non-operating income	57	396
Interest expense	315	223
Gain on sale of assets	351	—

Loss on discontinued operations before income taxes	(1,432)	(1,463)
Income tax benefit	(4,914)	(531)

Income (loss) on discontinued operations	$3,482	$(932)

     On August 27, 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. The Australia/New Zealand Operations was previously reported in the consolidated financial statements as an operating segment. See Note 3 to the Condensed Consolidated Financial Statements.
     The Australian business reported first quarter fiscal 2010 sales of $17.0 million, a decrease of $4.4 million from the prior year sales, primarily due to the sale of Penford New Zealand at the beginning of the quarter. Gross margin expanded $1.1 million on the cessation of recording depreciation expense, which contributed $0.8 million to the gross margin improvement, and reductions in the cost of wheat. Depreciation expense was not recorded on the long-lived assets which were classified as “held for sale” at August 31, 2009. Operating expenses increased in fiscal 2010 by $1.1 million due to employee severance costs.
     In the first quarter of fiscal 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13 million, which was recorded in discontinued operations. The tax benefit of the impairment was also recorded in discontinued operations.
     In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. In the quarter ended November 30, 2009, the Australian operations recorded $13 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At November 30, 2009, the valuation allowance related to the Australian net deferred tax asset was $10.9 million.
Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires on November 30, 2010, the last day of the first quarter of fiscal 2011.
     Cash provided by continuing operations was $20.8 million for the three months ended November 30, 2009 compared with cash used in continuing operations of $8.2 million for the first quarter last year. The improvement in operating cash flow was primarily due to changes in working capital. In the first quarter of fiscal 2009, trade and insurance receivables expanded as the Company’s Industrial Ingredients business restarted production and recovered from the flooding that occurred in Iowa in June 2008. Also, accounts payable and accrued liabilities declined during last year’s first quarter as a result of payments for flood restoration services.

     On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. Proceeds from the sale, net of transaction costs, of approximately $4.8 million, were used to repay debt outstanding in the first quarter of fiscal 2010.
     On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. In accordance with the Company’s credit facility, in December 2009, the net proceeds received of $10.9 million were used to repay outstanding debt. Additional cash to be received from the sale will be used to repay outstanding debt upon receipt. Amounts to be received are (1) $2.0 million payable from an escrow account in four equal installments over thirty months from the date of sale, and (2) $0.7 million payable in equal monthly installments through May 2010.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 caused by record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment. The proceeds of these Iowa loans were used to repay outstanding debt in the first quarter of fiscal 2010.
     At November 30, 2009, the Company had $46.4 million and $0.6 million outstanding, respectively, under the revolving credit and term loan portions of its credit facility. In addition, the Company had $37.4 million outstanding under its capital expansion credit facility on November 30, 2009. Due to the maturity date of the loans, all debt under the credit facility is classified as current liabilities on the condensed consolidated balance sheet. The Company was in compliance with the covenants in its credit agreement, as amended, as of November 30, 2009. The Company’s ability to borrow under its revolving credit facility is subject to the Company’s compliance with, and is limited by, the covenants in its credit agreement, as amended. See Note 7 to the Condensed Consolidated Financial Statements for details of the Company’s credit agreement.
     As of November 30, 2009, all of the Company’s outstanding debt under its credit facility is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $22.0 million at 4.18% and $6.0 million at 5.08%, plus the applicable margin pursuant to its credit agreement.
     The Company is a party to various debt and lease agreements at November 30, 2009 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of November 30, 2009, there have been no material changes in the Company’s contractual obligations since August 31, 2009.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at November 30, 2009.
Recent Accounting Pronouncements
     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple-deliverable revenue arrangements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 (fiscal 2011 for the Company). The adoption of ASU 2009-13 is not expected to have any impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
     Item 3: Quantitative and Qualitative Disclosures about Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.
     Item 4: Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Penford’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2009. Based on management’s evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     On January 23, 2009 the Company filed suit in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company is currently seeking in this litigation additional payments from the insurers of more than $25 million for business interruption losses that occurred as a result of the flood, as well as various damages. The Company cannot at this time determine the likelihood of any outcome or estimate the amount of any judgment that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
     Item 1A: Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, which could materially impact the Company’s business, financial condition and future results. The risks described in the Annual Report on Form 10-K and in this Item IA are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
The Company’s bank credit agreement matures on November 30, 2010, at which time the debt outstanding under the agreement must be repaid, refinanced or extended.
     The Company’s bank credit agreement matures on November 30, 2010, and must be repaid, refinanced or extended at that time. The Company may not be able to extend the debt at the maturity date, and equity or debt financing may not be available to the Company to replace some or all of the maturing debt on acceptable terms, if at all. The Company’s inability to replace or renew its bank credit agreement or to obtain other adequate replacement financing from debt or equity sources, would have a material adverse effect on the Company’s financial position, results of operations and liquidity.
     Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
a.	None

b.	None

c.	Issuer Purchases of Equity Securities

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans or Programs
November 1 - November 30, 2009	6,888	$5.90	—	—
October 1 - October 31, 2009	—	—	—	—
September 1 - September 30, 2009	—	—	—	—

Total	6,888	$5.90	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations on vesting shares of restricted stock awards.

     Item 5: Other Information.
     In January 2010, the Company’s Executive Compensation and Development Committee approved a Form of Performance Based Cash Award Agreement in connection with awards under the Company’s 2006 Long-Term Incentive Plan. The Form of Performance Based Cash Award Agreement that was approved is attached as Exhibit 10.16.
     Item 6: Exhibits.
     (d) Exhibits

10.16	Form of Performance Based Cash Award Agreement under the 2006 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 8, 2010	/s/ Steven O. Cordier
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
     Accordingly, the representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Penford may be found elsewhere in this Quarterly Report on Form 10-Q, Penford’s Annual Report on Form 10-K for the year ended August 31, 2009 and in Penford’s other public filings, which are available without charge through the Securities and Exchange Commission’s website at http://sec.gov.

Exhibit No.	Description
10.16	Form of Performance Based Cash Award Agreement under the 2006 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002