Form 10-Q
period 2010-02-28
PENFORD CORP
filed 2010-04-09
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The net number of shares of the Registrant’s common stock outstanding as of April 5, 2010 was 11,363,272.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
(In thousands, except per share data)	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$5,540
Trade accounts receivable, net	26,486	32,192
Inventories	20,849	18,155
Prepaid expenses	4,049	5,081
Income tax receivable	4,102	3,892
Other	3,199	3,476
Current assets of discontinued operations	3,673	38,486

Total current assets	62,358	106,822

Property, plant and equipment, net	115,350	119,049
Restricted cash value of life insurance	7,860	9,761
Deferred tax assets	12,595	8,277
Other assets	1,223	2,075
Other intangible assets, net	444	481
Goodwill, net	7,897	7,553
Non-current assets of discontinued operations	—	4,227

Total assets	$207,727	$258,245

Liabilities and Shareholders’ equity
Current liabilities:
Cash overdraft, net	$2,896	$—
Current portion of long-term debt and capital lease obligations (Note 7)	422	21,241
Accounts payable	12,527	14,745
Accrued liabilities	9,005	8,972
Current liabilities of discontinued operations	451	16,028

Total current liabilities	25,301	60,986

Long-term debt and capital lease obligations	55,530	71,141
Other postretirement benefits	18,202	17,678
Pension benefit liability	18,043	18,043
Other liabilities	6,418	8,187
Non-current liabilities of discontinued operations	—	2,851

Total liabilities	123,494	178,886

Shareholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,190 and 13,157 shares, respectively, including treasury shares	13,190	13,157
Additional paid-in capital	94,224	93,829
Retained earnings	23,689	7,944
Treasury stock, at cost, 1,981,016 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(14,113)	(2,814)

Total shareholders’ equity	84,233	79,359

Total liabilities and shareholders’ equity	$207,727	$258,245

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
(In thousands, except per share data)	2010	2009	2010	2009

Sales	$62,293	$63,939	$129,363	$123,522
Cost of sales	56,231	66,519	112,673	120,698

Gross margin	6,062	(2,580)	16,690	2,824

Operating expenses	6,054	6,121	12,542	12,164
Research and development expenses	1,124	1,168	2,121	2,291
Flood related costs, net of insurance proceeds	—	(3,800)	—	(8,034)

Income (loss) from operations	(1,116)	(6,069)	2,027	(3,597)

Interest expense	1,621	1,177	3,420	2,447
Other non-operating income (expense), net	(27)	1,554	609	948

Loss from continuing operations before income taxes	(2,764)	(5,692)	(784)	(5,096)

Income tax benefit	(963)	(1,487)	(39)	(1,454)

Loss from continuing operations	(1,801)	(4,205)	(745)	(3,642)
Income (loss) from discontinued operations, net of tax	13,048	(17,973)	16,531	(18,905)

Net income (loss)	$11,247	$(22,178)	$15,786	$(22,547)

Weighted average common shares and equivalents outstanding, basic and diluted:	11,204	11,174	11,193	11,165

Earnings (loss) per common share, basic and diluted:
Loss per share from continuing operations	$(0.17)	$(0.38)	$(0.08)	$(0.33)
Earnings (loss) per share from discontinued operations	$1.16	$(1.61)	$1.48	$(1.69)

Earnings (loss) per share	$0.99	$(1.99)	$1.40	$(2.02)

Dividends declared per common share	$—	$0.06	$—	$0.12
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	February 28,	February 28,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,786	$(22,547)
Less: Income (loss) from discontinued operations	16,531	(18,905)

Net loss from continuing operations	(745)	(3,642)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	7,518	7,337
Stock-based compensation	780	1,443
Gain on sale of dextrose product line	—	(1,562)
Deferred income tax expense	79	1,844
Loss on derivative transactions	863	840
Foreign currency transaction (gain) loss	(417)	641
Other	(3)	3
Change in assets and liabilities:
Trade receivable	5,706	(19,263)
Prepaid expenses	805	67
Inventories	(1,758)	(275)
Accounts payable and accrued liabilities	(1,861)	(13,948)
Taxes payable	(245)	1,093
Insurance recovery receivable	—	8,000
Intercompany receivable	19,852	(2,732)
Other	891	3,403

Net cash flow provided by (used in) operating activities — continuing operations	31,465	(16,751)

Investing activities:
Acquisition of property, plant and equipment, net	(2,910)	(2,798)
Proceeds from sale of dextrose product line	—	2,857
Other	(40)	(53)

Net cash (used in) provided by investing activities — continuing operations	(2,950)	6

Cash flows from financing activities:
Proceeds from revolving line of credit	—	38,476
Payments on revolving line of credit	(17,735)	(21,500)
Proceeds from long-term debt	2,000	—
Payments of long-term debt	(21,055)	(3,250)
Payments under capital lease obligation	(123)	(139)
Payment of loan fees	(38)	(551)
Increase in cash overdraft	2,896	5,059
Payment of dividends	—	(1,350)

Net cash (used in) provided by financing activities — continuing activities	(34,055)	16,745

Cash flows from discontinued operations:
Net cash used in operating activities	(13,928)	(708)
Net cash provided by (used in) investing activities	18,222	(470)
Net cash (used in) provided by financing activities	(3,399)	839
Effect of exchange rate changes on cash and cash equivalents	(275)	(156)

Net cash provided by (used in) discontinued operations	620	(495)

Decrease in cash and cash equivalents	(4,920)	(495)

Cash and cash equivalents of continuing operations, beginning of period	5,540	—
Cash balance of discontinued operations, beginning of period	634	534

Cash and cash equivalents, end of period	1,254	39
Less: cash balance of discontinued operations, end of period	1,254	39

Cash and cash equivalents of continuing operations, end of period	$—	$—

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1—BUSINESS
     Penford Corporation (“Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for food and industrial applications, including fuel grade ethanol. Penford’s products provide convenient and cost-effective solutions derived from renewable sources. Sales of the Company’s products are generated using a combination of direct sales and distributor agreements.
     The Company has significant research and development capabilities, which are used in applying the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.
     Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches to the food manufacturing and food service industries.
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
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2010 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 28, 2010 and February 28, 2009 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.
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
     Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Beginning in the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”) which will serve to update the Codification.
     In April 2009, the FASB issued new authoritative guidance requiring disclosures regarding financial instruments for interim reporting periods of publicly traded companies. The guidance requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in ASC 825 “Financial Instruments.” The Company adopted this guidance in the first quarter of fiscal 2010 and has included the required disclosures in this Form 10-Q.
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
     In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the three- and six-month periods ended February 28, 2010. See Note 14.
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
     Penford Australia completed the sale of the shares of its wholly-owned subsidiary, Penford New Zealand, on September 2, 2009. Proceeds from the sale, net of transaction costs, were $4.8 million. On November 27, 2009, Penford Australia completed the sale of substantially all of its operating assets, including property, plant and equipment, intellectual property, and inventories in two transactions to unrelated parties. Proceeds from the sales, net of transaction costs, were $15.3 million. Additionally, at November 30, 2009, the Company recorded $1.3 million of severance costs associated with the asset sales.
     Proceeds from the sales include $2.0 million in escrow to be released in four equal installments payable at six months, ten months, twenty months and thirty months from November 27, 2009. Escrowed payments are subject to the buyer’s right to make warranty claims under the sale contract. Penford Australia currently expects that all warranties will be satisfied and that it will receive the proceeds from the escrow account as scheduled. In addition, approximately $0.8 million is to be paid by a purchaser in six equal monthly installments beginning December 1, 2009 as further compensation for grain inventory on hand on the date of sale. Penford Australia has received five installments and expects to receive the final installment as scheduled for May 2010.

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Sales	$—	$16,068	$16,963	$37,428

Loss from operations	$(183)	$(16,931)	$(1,708)	$(18,567)

Interest expense	133	172	448	395
Gain (loss) on sale of assets	(152)	—	199	—
Reclassification of currency translation adjustments into earnings	13,849	—	13,420	—
Other non-operating income, net	141	371	627	767

Loss from discontinued operations before taxes	13,522	(16,732)	12,090	(18,195)
Income tax expense (benefit)	474	1,241	(4,441)	710

Income (loss) from discontinued operations, net of tax	$13,048	$(17,973)	$16,531	$(18,905)

     During the six months ended February 28, 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13.6 million, which was recorded in discontinued operations. The tax benefit of the impairment was also recorded in discontinued operations. The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter earnings.
     In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand reporting unit.

     In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. During the six months ended February 28, 2010, the Australian operations recorded $13.6 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At February 28, 2010, the valuation allowance related to the Australian net deferred tax asset was $10.8 million.

	February 28,	August 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash	$1,254	$634
Trade accounts receivable, net	414	14,482
Inventories	—	22,129
Prepaid expenses	—	595
Income tax receivable	—	190
Other	2,005	456

Current assets of discontinued operations	3,673	38,486

Property, plant and equipment, net	—	3,799
Other assets	—	428

Non-current assets of discontinued operations	—	4,227

Total assets of discontinued operations	$3,673	$42,713

LIABILITIES
Short-term borrowings	$—	$3,327
Accounts payable	451	10,697
Accrued liabilities	—	2,004

Current liabilities of discontinued operations	451	16,028

Other liabilities	—	2,851

Non-current liabilities of discontinued operations	—	2,851

Total liabilities of discontinued operations	$451	$18,879

     4—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of February 28, 2010, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 86,767. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

     Stock Option Awards
     A summary of the stock option activity for the six months ended February 28, 2010, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2009	1,363,771	$15.18
Granted	—	—
Exercised	—	—
Cancelled	(65,500)	$16.35

Outstanding Balance, February 28, 2010	1,298,271	$15.13	3.83	$104,170

Options Exercisable at February 28, 2010	989,521	$14.53	3.43	$104,170
     No stock options were granted under the 2006 Incentive Plan during the six months ended February 28, 2010 and 2009.
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.14 as of February 28, 2010 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the six months ended February 28, 2010.
     As of February 28, 2010, the Company had $0.9 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.
     Restricted Stock Awards
     The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 28, 2010 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at August 31, 2009	89,582	$31.31
Granted	113,707	6.60
Vested	(39,082)	26.31
Cancelled	(9,500)	10.82

Nonvested at February 28, 2010	154,707	$15.67
     On January 1, 2010, each non-employee director received an award of 2,301 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day. The shares vested one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of February 28, 2010, the Company had $1.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.3 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three and six months ended February 28, 2010 and 2009 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Cost of sales	$39	$74	$86	$163
Operating expenses	269	524	679	1,249
Research and development expenses	8	15	15	31
Income (loss) from discontinued operations	—	5	(25)	11

Total stock-based compensation expense	$316	$618	$755	$1,454
Tax benefit	120	235	287	553

Total stock-based compensation expense, net of tax	$196	$383	$468	$901

     5—INVENTORIES
     The components of inventory are as follows:

	February 28,	August 31,
	2010	2009
	(In thousands)
Raw materials	$8,796	$7,265
Work in progress	1,335	1,921
Finished goods	10,718	8,969

Total inventories	$20,849	$18,155

     6—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	February 28,	August 31,
	2010	2009
	(In thousands)
Land	$10,243	$10,229
Plant and equipment	322,839	321,356
Construction in progress	3,605	2,214

	336,687	333,799
Accumulated depreciation	(221,337)	(214,750)

Net property, plant and equipment	$115,350	$119,049

     7—DEBT
     In fiscal year 2007, Penford entered into a $145 million Second Amended and Restated Credit Agreement (the “2007 Agreement”) among the Company; Harris N.A. (which has been replaced by the Bank of Montreal); LaSalle Bank National Association (now Bank of America); Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; U.S. Bank National Association; and the Australia and New Zealand Banking Group Limited.
     Substantially all of the Company’s U.S. assets secured the 2007 Agreement. Under the covenants of the 2007 Agreement, as amended, the Company was required to maintain a minimum EBITDA (as defined in the amended 2007 Agreement), tangible net worth and fixed charge coverage ratio each fiscal quarter. The amended 2007 Agreement also provided that the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. Annual capital expenditures were limited to $6.5 million.
     On April 7, 2010, the Company issued $40 million of preferred stock and, on April 8, 2010, used the proceeds to pay a portion of the outstanding bank debt obligations under the 2007 Agreement. Also on April 7, 2010, the Company refinanced its bank debt. The Company entered into a

$60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch. The 2010 Agreement is secured by substantially all of the Company’s assets, including the stock of Penford Products Co., the Company’s principal U.S. subsidiary company, and 65% of the stock of Penford Holdings Pty. Ltd., which owns Penford Australia.
     The 2010 Agreement refinanced the unpaid debt remaining under the 2007 Agreement. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On April 8, 2010, the Company had $15.1 million outstanding under the 2010 Agreement. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. As a result of the refinancing, the Company’s short-term debt obligations at February 28, 2010 have been classified as long-term debt on the balance sheet. See Note 16 to the Condensed Consolidated Financial Statements for further details on the transactions.
     On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. Proceeds from the sale, net of transaction costs, of approximately $4.8 million, were used to repay debt outstanding in the first quarter of fiscal 2010.
     On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. In accordance with the 2007 Agreement, the net sale proceeds received through March 31, 2010 of $12.3 million were used to repay outstanding debt. The Company prepaid the term and capital expansion loans under the 2007 Agreement, beginning with the principal installment due on December 15, 2009 and then to the remaining principal installments on the capital expansion loans in the inverse order of maturity. The prepayments were sufficient to cover the principal installments on the term and capital expansion loans due on December 15, 2009.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010. At February 28, 2010, the Company had $1.9 million outstanding related to the IDED loans.
     At February 28, 2010, the Company had $28.4 million and $24.8 million outstanding, respectively, under the revolving credit and capital expansion portions of the 2007 Agreement. The Company was in compliance with the covenants in the 2007 Agreement, as amended, as of February 28, 2010.
     As of February 28, 2010, all of the Company’s outstanding debt under the 2007 Agreement is subject to variable interest rates. Under interest rate swap agreements with several banks, the Company has fixed its interest rates on U.S. dollar denominated term debt of $20.8 million at 4.18% and $6.2 million at 5.08%, plus the applicable margin under the 2007 Agreement. In connection with the refinancing, the Company expects to record a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility.
     8—INCOME TAXES
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2010 were 34.8% and 5.0%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes offset by adjustments to prior years’ tax expense and an increase in unrecognized tax benefits of $0.1 million and $0.2 million, respectively, for the three- and six-month periods ended February 28, 2010. The decrease in the effective tax rate for the six-month period compared with the effective rate for the second quarter is due to the change in the proportion of the prior year tax adjustments and increase in unrecognized tax benefits to pretax income or loss.
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2009 were 26.1% and 28.5%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three- and six-month periods was due to the favorable tax benefit of a retroactive research and development tax credit offset by an increase in the amount of unrecognized tax benefits. Unrecognized tax benefits increased by $0.7 million and $0.8 million for the three- and six-month periods ended February 28, 2009.
     In the six months ended February 28, 2010, the amount of unrecognized tax benefits increased by $0.2 million, including interest and penalties. The total amount of unrecognized tax benefits at February 28, 2010 was $1.2 million, all of which, if recognized, would impact the effective tax rate. At February 28, 2010, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. None of the Company’s income tax returns are currently under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at February 28, 2010 will change materially in the next 12 months.
     At February 28, 2010, the Company had $13.3 million of net deferred tax assets. In the first half of fiscal 2010, the Company recorded a tax benefit related to an impairment charge related to a loan to the Company’s Australian subsidiary which was considered not fully collectible. See Note 3 to the Condensed Consolidated Financial Statements. A valuation allowance has not been provided on the net deferred tax assets as the Company expects to recover its tax assets through future taxable income. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008.
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
     9—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
		(In thousands)

Net income (loss)	$11,247	$(22,178)	$15,786	$(22,547)
Foreign currency translation adjustments	(256)	(1,346)	930	(20,302)
Gain from foreign currency translation reclassified into earnings	(13,849)	—	(13,420)	—
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	94	(1,890)	1,191	(2,480)

Total comprehensive income (loss)	$(2,764)	$(25,414)	$4,487	$(45,329)

     The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter earnings.

     10—NON-OPERATING INCOME (LOSS), NET
     Non-operating income (loss), net consists of the following:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)

Gain on sale of dextrose product line	$—	$1,562	$—	$1,562
Gain (loss) on foreign currency transactions	(35)	(28)	417	(641)
Other	8	20	192	27

Total	$(27)	$1,554	$609	$948

     During the three and six months ended February 28, 2010 and 2009, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     In the second quarter of fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
     11 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 28, 2010 and 2009 are as follows:
Defined benefit pension plans

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)

Service cost	$389	$355	$778	$710
Interest cost	641	645	1,282	1,290
Expected return on plan assets	(506)	(607)	(1,012)	(1,214)
Amortization of prior service cost	61	63	122	126
Amortization of actuarial losses	304	53	608	106

Net periodic benefit cost	$889	$509	$1,778	$1,018

Post-retirement health care plans

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
		(In thousands)

Service cost	$88	$65	$176	$130
Interest cost	269	228	538	456
Amortization of prior service cost	(38)	(38)	(76)	(76)
Amortization of actuarial losses	74	—	148	—

Net periodic benefit cost	$393	$255	$786	$510

     12—DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASURMENTS
     Fair Value Measurements
     The provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for its measurement, and expands disclosures concerning fair value measurements, were effective as of the beginning of the second quarter of fiscal 2009 for the Company’s financial assets and liabilities, as well as for other assets and liabilities carried at fair value on a recurring basis. As of September 1, 2009, the Company adopted the provisions of ASC 820 relating to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include long-lived assets which are considered to be other than temporarily impaired, reporting units measured at fair value in the first step of a goodwill impairment test, and the initial recognition of asset retirement obligations. In the three- and six-month periods ended February 28, 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a nonrecurring basis.
     ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

As of February 28, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)

Current assets (Other Current Assets):
Commodity derivatives (1)	$1,077	$—	$—	$1,077

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,717	$—	$1,717

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $1.4 million at February 28, 2010.
     Other Financial Instruments
     The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value. In the first quarter of fiscal 2010, the Company received two non interest bearing loans from the State of Iowa totaling $2.0 million. The fair value of this debt at February 28, 2010 was estimated to be $1.5 million. See Note 7.
     Interest Rate Swap Agreements

     The Company uses interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively becomes fixed at a certain rate and reduces the impact of future interest rate changes on future interest expense. As of February 28, 2010, the Company had three interest rate swaps which fixed the interest payable on $20.8 million of debt at 4.18% and on $6.2 million of debt at 5.08%, plus the applicable margin under the Company’s credit agreement, as amended. The notional amounts, interest rate reset dates, underlying benchmark rates and interest payment dates match the terms of the debt. The Company has designated the swap agreements as cash flow hedges and accounts for them pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”). The unrealized losses on the interest rate swaps are included in accumulated other comprehensive income (loss). The periodic settlements on the swaps are recorded as interest expense. In the third quarter of fiscal 2010, the Company expects to terminate its interest rate swaps and reclassify approximately $1.7 million of losses from accumulated other comprehensive income to earnings.
     Foreign Currency Contracts
     In fiscal year 2009, the Company’s Food Ingredients business purchased certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchased foreign currency forward contracts. The Company designated these contracts as cash flow hedges and accounted for them pursuant to ASC 815. To the extent the amounts and timing of the forecasted cash flows and the forward contracts continued to match, the unrealized losses on the foreign currency purchase contracts were included in accumulated other comprehensive income (loss). The gain or loss on the contracts was recorded in cost of sales at the time the inventory was sold. At February 28, 2010, the Company had no outstanding foreign currency contracts and no gains or losses remaining in other comprehensive income (loss).
     Commodity Contracts
     The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges and accounts for them pursuant to ASC 815.
     For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of goods sold or interest expense.
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
     As of February 28, 2010, Penford had purchased corn positions of 7.4 million bushels, of which 5.1 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 2.3 million bushels.
     As of February 28, 2010, the Company had the following outstanding forward contracts, futures contracts and interest rate swaps:

Corn Futures	5,955,000 Bushels
Natural Gas Futures	1,390,000 mmbtu (millions of British thermal units)
Interest Rate Swap Contracts	27,000,000 US Dollars (Notional Amount)

     The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of February 28, 2010 and August 31, 2009.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	Feb. 28,	Aug. 31,	Balance Sheet	Feb. 28,	Aug. 31,
In thousands	Location	2010	2009	Location	2010	2009
Cash Flow Hedges:
Corn Futures	Other Current Assets	$402	$82	Other Current Assets	$221	$916
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	547	1,301
Interest Rate Contracts	Other Current Assets	—	—	Accrued Liabilities	1,717	1,829

Fair Value Hedges:
Corn Futures	Other Current Assets	351	1,303	Other Current Assets	246	174

Total Derivatives
Designated as Hedging Instruments		$753	$1,385		$2,731	$4,220

     The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and six-month periods ended February 28, 2010.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	Quarter Ended February 28		Quarter Ended February 28		Quarter Ended February 28
In thousands	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:
Corn Futures (1)	$43	$(905)	$1,119	$6,981	$(80)	$618
Natural Gas Futures (1)	(547)	(4,902)	(241)	(795)	—	—
Ethanol Futures (1)	119	—	138	—	—	—
Interest Rate Contracts(2)	(108)	(448)	(283)	(164)	—	—
FX Contracts (1)	—	(290)	—	—	—	—

	$(493)	$(6,545)	$733	$6,022	$(80)	$618

Fair Value Hedges:
Corn Futures (1) (3)					$27	$337

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	6 Months Ended February 28		6 Months Ended February 28		6 Months Ended February 28
In thousands	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:
Corn Futures (1)	$344	$(2,155)	$1,096	$1,650	$175	$(659)
Natural Gas Futures (1)	(1,243)	(7,994)	(1,106)	(1,853)	—	—
Ethanol Futures (1)	(590)	—	(439)	—	—	—
Interest Rate Contracts(2)	(457)	(1,250)	(569)	(237)	—	—
FX Contracts (1)	—	(580)	(26)	—	—	—

	$(1,946)	$(11,979)	$(1,044)	$(440)	$175	$(659)

Fair Value Hedges:
Corn Futures (1) (3)					$61	$(891)

(1)	Gains and losses reported in cost of goods sold

(2)	Gains and losses reported in interest expense

(3)	Hedged items are firm commitments and inventory

      13—SEGMENT REPORTING
     Financial information from continuing operations for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. Industrial Ingredients and Food Ingredients are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and fuel industries. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)
Sales:
Industrial Ingredients—North America
Industrial Starch	$27,983	$32,997	$60,331	$65,205
Ethanol	18,082	14,319	36,042	23,952

	46,065	47,316	96,373	89,157
Food Ingredients—North America	16,228	16,623	32,990	34,365

	$62,293	$63,939	$129,363	$123,522

Income (loss) from operations:
Industrial Ingredients—North America	$(1,721)	$(6,652)	$433	$(4,852)
Food Ingredients—North America	2,848	2,813	6,429	6,211
Corporate and other	(2,243)	(2,230)	(4,835)	(4,956)

	$(1,116)	$(6,069)	$2,027	$(3,597)

	February 28,	August 31,
	2010	2009
	(In thousands)
Total assets:
Industrial Ingredients	$135,547	$139,609
Food Ingredients	37,531	37,387
Discontinued Operations	3,673	42,713
Corporate and other	30,976	38,536

	$207,727	$258,245

     Included in the Industrial Ingredients — North America loss from operations for the three- and six-month periods ended February 28, 2010 were $3.8 million and $8.0 million, respectively, of insurance recoveries related to the fiscal 2008 flooding in Cedar Rapids, Iowa. Assets of discontinued operations are located in Australia and New Zealand. All other assets are located in the United States.
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

     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three and six months ended February 28, 2010 and 2009.

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Numerator:
Loss from continuing operations	$(1,801)	$(4,205)	$(745)	$(3,642)
Less: Allocation to participating securities	(157)	(5)	(168)	(10)

Loss from continuing operations applicable to common shares	$(1,958)	$(4,210)	$(913)	$(3,652)

Income (loss) from discontinued operations	$13,048	$(17,973)	$16,531	$(18,905)
Less: Allocation to participating securities	—	—	—	—

Income (loss) from discontinued operations applicable to common shares	$13,048	$(17,973)	$16,531	$(18,905)

Net income (loss)	$11,247	$(22,178)	$15,786	$(22,547)
Less: Allocation to participating securities	(147)	(5)	(162)	(10)

Net income (loss) applicable to common shares	$11,100	$(22,183)	$15,624	$(22,557)

Denominator:
Weighted average common shares outstanding, basic	11,204	11,174	11,193	11,165
Dilutive stock options and awards	—	—	—	—

Weighted average common shares outstanding, diluted	11,204	11,174	11,193	11,165

     For the three and six months ended February 28, 2010, there were 159,282 and 138,508 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 86,701 and 92,174 shares for the three and six months ended February 28, 2009, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,330,080 and 1,324,408 shares of common stock for the three and six months ended February 28, 2010, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,375,788 and 1,376,069 shares of common stock for the three and six months ended February 28, 2009, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
     15—LEGAL PROCEEDINGS
     On January 23, 2009 the Company filed suit in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company is currently seeking in this litigation additional payment from the insurers of more than $25 million for business interruption losses that occurred as a result of the flood, as well as various damages. The Company cannot at this time determine the likelihood of any outcome or estimate the amount of any judgment that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

      16 — SUBSEQUENT EVENT
     Preferred Stock
     On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm. Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt on April 8, 2010.
     The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock may accrue or be paid currently at the discretion of the Company. Dividends are payable quarterly beginning May 31, 2010.
     The Series A Preferred Stock is mandatorily redeemable on April 7, 2017 at a per share redemption price equal to the original issue price plus any accrued and unpaid dividends. At any time on or after April 7, 2012, the Company may redeem, in whole or in part, the shares of the Series A Preferred Stock at a per share redemption price of the original issue price plus any accrued and unpaid dividends.
     The Company may not declare or pay any dividends on its common stock or incur new indebtedness that exceeds a specified ratio without first obtaining approval from the holders of a majority of the Series A Preferred Stock.
     On April 7, 2010, the Company also issued, without proceeds, 100,000 shares of Series B Preferred Stock to Zell Credit Opportunities Master Fund, L.P. The holders of the Series B Preferred Stock are entitled to dividends equal to the per share dividend declared and paid on the Company’s common stock times the number of shares of common stock into which the Series B Preferred Stock is then convertible. The Series B Preferred Stock is not redeemable and dividends on the Series B Preferred Stock are non-cumulative.
     At any time prior to April 7, 2020, at the option of the holder, the outstanding Series B Preferred Stock may be converted into shares of the Company’s common stock at a conversion rate of ten shares of common stock per one share of Series B Preferred Stock, subject to adjustment in the event of stock dividends, distributions, splits, reclassifications and the like. If any shares of Series B Preferred Stock have not been converted into shares of common stock prior to April 7, 2020, the shares of Series B Preferred Stock will automatically convert into shares of common stock. The holders of the Series B Preferred Stock shall have the right to one vote for each share of common stock into which the Series B Preferred Stock is convertible.
     In connection with this investment, the Company also agreed to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock. The Company also granted to the investor certain information and inspection rights and the right to elect one director to the Company’s Board of Directors while any shares of Series A Preferred Stock remain outstanding. On April 9, 2010, the Board of Directors, upon the recommendation of the investor, elected Matthew Zell, a Managing Director of Equity Group Investments, to be the director designated by the holders of the Series A Preferred Stock.
     Bank Debt
     On April 7, 2010, in connection with the issuance of preferred stock, the Company refinanced its bank debt. The Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.
     The 2010 Agreement replaced the Company’s previous $145 million secured term and revolving credit facilities. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions.

     The maturity date for the revolving loans under the 2010 Agreement is April 7, 2015. Interest rates under the 2010 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio. At April 7, 2010, the interest rate margin was 3.25%.
     The 2010 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2010 Agreement) shall not exceed 3.00. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2010 Agreement, of not less than 1.35. Annual capital expenditures would be restricted to $15 million (excluding certain capital expenditures specified in the 2010 Agreement) if the Total Funded Debt Ratio is greater than 2.00 for two consecutive fiscal quarters. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets.
     At April 8, 2010, the Company had $15.1 million outstanding pursuant to the 2010 Agreement.

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
Overview

     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications and by producing and selling ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper and food production and as an ingredient in fuel.
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
     Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Beginning in the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”) which will serve to update the Codification.
     In April 2009, the FASB issued new authoritative guidance requiring disclosures regarding financial instruments for interim reporting periods of publicly traded companies. The guidance requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments listed in ASC 825 “Financial Instruments.” The Company adopted this guidance in the first quarter of fiscal 2010 and has included the required disclosures in this Form 10-Q.
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
     In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the three- and six-month periods ended February 28, 2010. See Note 14 to the Condensed Consolidated Financial Statements.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended February 28, 2010 decreased 2.5%, or $1.6 million, to $62.3 million compared with $63.9 million for the three months ended February 28, 2010. Consolidated sales in the first half of fiscal 2010 increased $5.8 million over last year to $129.4 million. While volumes expanded during the three- and six-month periods ending February 28, 2010, the Company also experienced unfavorable product mix and mixed pricing results in both the food ingredients and industrial ingredients businesses. Sales of divested products were $1.0 million and $1.9 million, respectively, in the second quarter and first half of fiscal 2009. See the discussion by business segment below for details of changes in revenues.
     Consolidated gross margin as a percent of sales rose to 9.7% for the quarter ended February 28, 2010 from a negative margin of 4% in the prior year’s second quarter. Consistent with the second quarter results, year-to-date fiscal 2010 consolidated gross margin rose to 12.9% from 2.2% last year. Expanded 2010 margins were due to lower raw material, chemical and energy costs and improved manufacturing yields in the industrial ingredients business. In addition, during the first half of fiscal 2009, the industrial business was recovering from severe flooding at its Cedar Rapids, Iowa facility, and was phasing in the restart of production.
     Consolidated loss from operations for the three months ended February 28, 2010 and 2009 was $1.1 million and $6.1 million, respectively. Consolidated operating income for the first half of fiscal 2010 was $2.0 million compared with an operating loss of $3.6 million in the first half of fiscal 2009. Included in operating results for fiscal 2009 were net insurance recoveries of $3.8 million and $8.0 million, respectively, for the three- and six-month periods ended February 28, 2009.
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
      Industrial Ingredients
     Second quarter fiscal 2010 sales at the Company’s Industrial Ingredients business unit declined $1.3 million, or 2.6%, to $46.1 million from $47.3 million in the second quarter of fiscal 2009. Industrial starch sales of $28.0 million for the quarter ended February 28, 2010 decreased $5.0 million from a year ago on a decline in average unit pricing, including the effect of a decrease in the cost of corn which is passed through to customers, partially offset by a slight increase in sales volume. Sales of specialty industrial starches increased 10% on an increase in volume, offset by lower unit pricing. Sales of ethanol increased 26% from $14.3 million in the second quarter of fiscal 2009 to $18.1 million in the second quarter of fiscal 2010. Both sales volume and average unit pricing of ethanol rose at double-digit rates over the prior year quarter.
     Industrial sales for the first half of fiscal 2010 increased 8.1% to 96.4 million from $89.2 million in fiscal 2009. Industrial starch sales decreased $4.9 million to $60.3 million from $65.2 million in fiscal 2009 while volumes increased 10%. Average unit pricing of industrial starches declined. Sales of specialty industrial starches for the six months ended February 28, 2010 rose 22% on volume increases, partially offset by pricing declines. First half fiscal 2010 ethanol sales expanded 51% to $36.0 million from $24.0 million a year ago on an increase in volume and pricing improvements. Volumes in the first half of fiscal 2010 increased over the prior year as the Company was still recovering from the June 2008 flooding in Cedar Rapids, Iowa in the first quarter of fiscal 2009. Ethanol production was not restarted until the end of September 2008.
     The Industrial Ingredients business unit reported a loss from operations for the second quarter of fiscal 2010 of $1.7 million compared to an operating loss of $6.7 million for the second quarter of fiscal 2009. Included in the loss for fiscal 2009 was $3.8 million of net insurance recoveries related to the Cedar Rapids flooding. Excluding the financial effects of the flood in the second quarter of fiscal 2009, the Industrial Ingredients business reduced its operating loss by $8.7 million through cost and yield improvements. Manufacturing yields contributed $6.5 million and favorable energy, corn, chemical and other costs contributed $4.0 million to improved financial results in the quarter ended February 28, 2010. The effect of unfavorable starch pricing and a larger percentage of lower margin ethanol sales reduced gross margin by $1.8 million.
     The Industrial Ingredients business reported income from operations of $0.4 million for the six months ended February 28, 2010 compared to an operating loss of $4.9 million for the same period of fiscal 2009. Net insurance recoveries of $8.0 million related to the 2008 flooding in Cedar Rapids were recorded in the first six months of fiscal 2009. Gross margin expanded $13.5 million on improvements in manufacturing yields of $8.4 million, $8.9 million of reductions in the costs of chemicals, corn, energy and other manufacturing inputs, and the effect of volume increases of $2.8 million. Unfavorable starch pricing and an increase in sales of ethanol, which has a lower margin than starch, reduced gross margin by $6.6 million.
     Food Ingredients
     Fiscal 2010 second quarter sales for the Food Ingredients segment of $16.2 million decreased 2.4%, or $0.4 million, from the second quarter of fiscal 2009. Sales for the six months ended February 28, 2010 of $33.0 million decreased 4%, or $1.4 million, from last year. Sales declines were primarily due to the sale of the dextrose product line in the second quarter of fiscal 2009. Sales of dextrose products were $1.0 million and $1.9 million, respectively, for the three- and six-month periods ended February 28, 2009. For the second quarter and the first half of fiscal 2010, sales of applications to growth end markets, such as protein and pet chews, improved by 29% and 14%, respectively. Sales of potato coatings applications decreased for the three- and six-month periods ended February 28, 2010 due to declining same store sales at the Company’s quick service restaurant customers.
     Income from operations and gross margin for the second quarter of fiscal 2010 of $2.8 million and $4.8 million, respectively, were comparable to the same periods a year ago. Operating income for the first half of fiscal 2010 of $6.4 million improved $0.2 million over the prior year on lower manufacturing and raw material costs.
     Corporate operating expenses
     Corporate operating expenses declined $0.1 million for the second quarter of fiscal 2010 to $2.3 million, and declined $0.4 million for the first half of fiscal 2010 to $4.8 million, primarily due to lower professional fees and travel costs.
     Interest expense
     Interest expense for the three- and six-month periods ended February 28, 2010 increased $0.4 million and $1.0 million, respectively, compared to the same periods last year. In connection with the third amendment to the Company’s credit agreement in the fourth quarter of fiscal 2009, the Company paid additional arrangement and commitment fees to its lenders of $1.0 million. The amortization of these costs and existing deferred loan fees over the shortened maturity of the debt increased interest expense by approximately $0.3 million and $0.7 million during the three- and six-month periods ended February 28, 2010, respectively. The remaining increase in interest expense is due to an increase in the applicable margin over LIBOR as a result of the third amendment. See Note 7 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2010 were 34.8% and 5.0%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes offset by adjustments to prior years’ tax expense and an increase in unrecognized tax benefits of $0.1 million and $0.2 million, respectively, for the three- and six-month periods ended February 28, 2010. The decrease in the effective tax rate for the six-month period compared with the effective rate for the second quarter is due to the change in the proportion of the prior year tax adjustments and increase in unrecognized tax benefits to pretax income or loss.
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2009 were 26.1% and 28.5%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three- and six-month periods was due to the favorable tax benefit of a retroactive research and development tax credit offset by an increase in the amount of unrecognized tax benefits. Unrecognized tax benefits increased by $0.7 million and $0.8 million for the three- and six-month periods ended February 28, 2009.
     At February 28, 2010, the Company had $13.3 million of net deferred tax assets. In the first half of fiscal 2010, the Company recorded a tax benefit related to an impairment charge related to a loan to the Company’s Australian subsidiary which was considered not fully collectible. See Note 3 to the Condensed Consolidated Financial Statements. A valuation allowance has not been provided on the net deferred tax assets as the Company expects to recover its tax assets through future taxable income. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008.
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
     Non-operating income (loss), net
     Non-operating income (loss), net consists of the following:

	Three months ended		Six months ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)

Gain on sale of dextrose product line	$—	$1,562	$—	$1,562
Gain (loss) on foreign currency transactions	(35)	(28)	417	(641)
Other	8	20	192	27

Total	$(27)	$1,554	$609	$948

     During the three and six months ended February 28, 2010 and 2009, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.

     In the second quarter of fiscal 2009, the Company’s Food Ingredients — North America business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
Results of Discontinued Operations

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Sales	$—	$16,068	$16,963	$37,428

Loss from operations	$(183)	$(16,931)	$(1,708)	$(18,567)

Interest expense	133	172	448	395
Gain (loss) on sale of assets	(152)	—	199	—
Reclassification of currency translation adjustments into earnings	13,849	—	13,420	—
Other non-operating income, net	141	371	627	767

Loss from discontinued operations before taxes	13,522	(16,732)	12,090	(18,195)
Income tax expense (benefit)	474	1,241	(4,441)	710

Income (loss) from discontinued operations, net of tax	$13,048	$(17,973)	$16,531	$(18,905)

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
     During the six months ended February 28, 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13.6 million, which was recorded in discontinued operations. The tax benefit of the impairment was also recorded in discontinued operations. The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter earnings.
     In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. In the six months ended February 28, 2010, the Australian operations recorded $13.6 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At February 28, 2010, the valuation allowance related to the Australian net deferred tax asset was $10.8 million.
Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit.
     At February 28, 2010, the Company had $28.4 million and $24.8 million outstanding, respectively, under the revolving credit and capital expansion portions of its credit facility.

     On April 7, 2010, the Company issued $40 million of preferred stock and, on April 8, 2010, used the proceeds to pay a portion of the outstanding bank debt obligations under the 2007 Agreement. Also on April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch. See Note 16 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.
     The 2010 Agreement replaced the Company’s previous $145 million secured term and revolving credit facilities. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On April 8, 2010, the Company had $15.1 million outstanding under its new $60 million credit facility. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. In connection with the refinancing, the Company expects to record a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility.
     The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of the preferred stock. The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock will be accrued or may be paid currently at the discretion of the Company. Dividends are payable quarterly beginning May 31, 2010.
     As of February 28, 2010, all of the Company’s outstanding debt under its credit facility was subject to variable interest rates. Under interest rate swap agreements with several banks, the Company had fixed its interest rates on U.S. dollar denominated term debt of $20.8 million at 4.18% and $6.2 million at 5.08%, plus the applicable margin pursuant to its credit agreement. In the third quarter of fiscal 2010, the Company expects to terminate its interest rate swaps and reclassify approximately $1.7 million of losses from accumulated other comprehensive income to earnings.
     Cash provided by continuing operations was $31.5 million for the six months ended February 28, 2010 compared with cash used in continuing operations of $16.8 million for the first quarter last year. The improvement in operating cash flow was primarily due to changes in working capital and intercompany cash receipts related to sale of Penford New Zealand Limited and substantially all of Penford Australia’s operating assets. During the first six months of fiscal 2009, trade receivables expanded as the Company’s Industrial Ingredients business restarted production and recovered from the flooding that occurred in Iowa in June 2008. Also, accounts payable and accrued liabilities declined during last year’s six-month period as a result of payments for flood restoration services.
     On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. Proceeds from the sale, net of transaction costs, of approximately $4.8 million, were used to repay debt outstanding in the first quarter of fiscal 2010.
     On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. In accordance with the Company’s then current credit facility, the net proceeds received through March 31, 2010 of $12.3 million were used to repay outstanding debt. Additional proceeds from the sale to be received are (1) $2.0 million payable from an escrow account in four equal installments over thirty months from the date of sale, and (2) the final monthly installment in May 2010 of approximately $0.14 million as further compensation for grain inventory on hand on the date of sale.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 caused by record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment. The proceeds of these Iowa loans were used to repay outstanding debt in the first quarter of fiscal 2010. At February 28, 2010, the Company had $1.9 million outstanding related to the IDED loans.

Contractual Obligations
     The Company is a party to various debt and lease agreements at February 28, 2010 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of February 28, 2010, there have been no material changes in the Company’s contractual obligations since August 31, 2009, except for the change in principal payments pursuant to the new credit agreement discussed above. The 2010 Agreement does not require principal payments until maturity on April 7, 2015.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at February 28, 2010.
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
     Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to

Exchange Act Rule 13a-15(b) as of February 28, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of February 28, 2010.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item  1: Legal Proceedings
     On January 23, 2009 the Company filed suit in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The Company is currently seeking in this litigation additional payment from the insurers of more than $25 million for business interruption losses that occurred as a result of the flood, as well as various damages. The Company cannot at this time determine the likelihood of any outcome or estimate the amount of any judgment that might be awarded.
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
     Item  2: Unregistered Sales of Equity Securities and Use of Proceeds
     None

     Item  4: Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on January 26, 2010. The first item voted upon at the meeting was the election of directors. The results of the election are shown below.

Director	Votes For	Votes Withheld

Jeffrey T. Cook	3,728,003	4,207,677
Thomas D. Malkoski	7,493,112	442,568
Sally G. Narodick	7,476,471	459,209
     Directors not elected at this meeting and whose term of office continued after the meeting are William E. Buchholz, R. Randolph Devening, Paul H. Hatfield, John C. Hunter III and James E. Warjone. Edward F. Ryan was subsequently elected to the Board on March 4, 2010.
     The second item voted upon at the meeting was the ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm. The results of the voting on the proposal are as follows:

	Votes
Votes For	Against	Abstain
9,519,629	258,688	1,135
     Item  6: Exhibits.
     (d) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

April 9, 2010	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002