Form 10-Q
period 2010-05-31
PENFORD CORP
filed 2010-07-08
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2010
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
Yes ☐ No ☑
The net number of shares of the Registrant’s common stock outstanding as of July 6, 2010 was 11,363,272.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 31, 2010	August 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$364	$5,540
Trade accounts receivable, net	27,839	32,192
Inventories	17,870	18,155
Prepaid expenses	6,125	5,081
Income tax receivable	3,919	3,892
Other	5,519	3,476
Current assets of discontinued operations	—	38,486

Total current assets	61,636	106,822

Property, plant and equipment, net	113,524	119,049
Restricted cash value of life insurance	7,884	9,761
Deferred tax assets	14,678	8,277
Other assets	2,734	2,075
Other intangible assets, net	425	481
Goodwill, net	7,897	7,553
Non-current assets of discontinued operations	—	4,227

Total assets	$208,778	$258,245

Liabilities and Shareholders’ equity
Current liabilities:
Cash overdraft, net	$4,442	$—
Current portion of long-term debt and capital lease obligations	422	21,241
Accounts payable	13,193	14,745
Accrued liabilities	8,978	8,972
Current liabilities of discontinued operations	—	16,028

Total current liabilities	27,035	60,986

Long-term debt and capital lease obligations	19,833	71,141
Redeemable preferred stock, Series A (Note 7)	32,940	—
Other postretirement benefits	18,461	17,678
Pension benefit liability	18,043	18,043
Other liabilities	6,124	8,187
Non-current liabilities of discontinued operations	—	2,851

Total liabilities	122,436	178,886

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,344 and 13,247 shares, respectively, including treasury shares	13,190	13,157
Preferred stock, Series B (Note 7)	100	—
Additional paid-in capital	101,891	93,829
Retained earnings	17,713	7,944
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(13,795)	(2,814)

Total shareholders’ equity	86,342	79,359

Total liabilities and shareholders’ equity	$208,778	$258,245

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
(In thousands, except per share data)	2010	2009	2010	2009
Sales	$61,909	$61,276	$191,272	$184,799
Cost of sales	58,644	61,262	171,317	181,960

Gross margin	3,265	14	19,955	2,839

Operating expenses	6,312	6,048	18,854	18,212
Research and development expenses	1,044	1,077	3,165	3,368
Flood related costs, net of insurance proceeds	—	(1,075)	—	(9,109)

Loss from operations	(4,091)	(6,036)	(2,064)	(9,632)

Interest expense	1,904	1,400	5,324	3,848
Other non-operating income (expense), net	(2,606)	515	(1,997)	1,464

Loss from continuing operations before income taxes	(8,601)	(6,921)	(9,385)	(12,016)

Income tax benefit	(2,843)	(2,578)	(2,882)	(4,032)

Loss from continuing operations	(5,758)	(4,343)	(6,503)	(7,984)
Income (loss) from discontinued operations, net of tax	(218)	(3,072)	16,312	(21,978)

Net income (loss)	$(5,976)	$(7,415)	$9,809	$(29,962)

Weighted average common shares and equivalents outstanding, basic and diluted:	11,796	11,176	11,396	11,169

Earnings (loss) per common share, basic and diluted:
Loss per share from continuing operations	$(0.49)	$(0.39)	$(0.58)	$(0.72)
Earnings (loss) per share from discontinued operations	$(0.02)	$(0.27)	$1.43	$(1.97)

Earnings (loss) per share	$(0.51)	$(0.66)	$0.85	$(2.69)

Dividends declared per common share	$—	$—	$—	$0.12
The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	May 31, 2010	May 31, 2009
Cash flows from operating activities:
Net income (loss)	$9,809	$(29,962)
Less: Income (loss) from discontinued operations	16,312	(21,978)

Net loss from continuing operations	(6,503)	(7,984)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	11,149	10,799
Stock-based compensation	1,200	2,075
Gain on sale of dextrose product line	—	(1,562)
Deferred income tax benefit	(2,548)	(474)
Loss on derivative transactions	451	1,101
Foreign currency transaction (gain) loss	(218)	198
Loss on early extinguishment of debt	1,049	—
Other	(3)	12
Change in assets and liabilities:
Trade accounts receivable	4,170	(18,748)
Prepaid expenses	(1,271)	(1,637)
Inventories	430	3,591
Accounts payable and accrued liabilities	933	(14,978)
Income taxes	(372)	4,290
Insurance recovery receivable	—	6,757
Other	1,292	4,267

Net cash flow provided by (used in) operating activities — continuing operations	9,759	(12,293)

Investing activities:
Acquisition of property, plant and equipment, net	(4,342)	(4,048)
Proceeds from sale of dextrose product line	—	2,857
Proceeds from investments		1,276
Net proceeds received from sale of discontinued operations and other	20,580	(8,066)

Net cash (used in) provided by investing activities – continuing operations	16,238	(7,981)

Cash flows from financing activities:
Proceeds from revolving line of credit	23,200	55,931
Payments on revolving line of credit	(51,833)	(24,500)
Proceeds from issuance of long-term debt	2,000	—
Payments on long-term debt	(45,942)	(5,500)
Proceeds from issuance of preferred stock	40,000	—
Issuance costs of preferred stock	(1,995)	—
Payments on capital lease obligations	(182)	(202)
Payment of loan fees	(1,227)	(551)
Increase (decrease) in cash overdraft	4,442	(1,301)
Payment of dividends	—	(2,027)

Net cash (used in) provided by financing activities – continuing operations	(31,537)	21,850

Cash flows from discontinued operations:
Net cash used in operating activities	(14,740)	(1,416)
Net cash provided by (used in) investing activities	18,222	(580)
Net cash (used in) provided by financing activities	(3,399)	2,449
Effect of exchange rate changes on cash and cash equivalents	(353)	(71)

Net cash provided by (used in) discontinued operations	(270)	382

Decrease (increase) in cash and cash equivalents	(5,810)	1,958

Cash and cash equivalents of continuing operations, beginning of period	5,540	—
Cash balance of discontinued operations, beginning of period	634	534

Cash and cash equivalents, end of period	364	2,492
Less: cash balance of discontinued operations, end of period	—	915

Cash and cash equivalents of continuing operations, end of period	$364	$1,577

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
     Discontinued Operations
     In August 2009, the Company committed to a plan to exit from the business conducted by the Company’s Australia/New Zealand Operations. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited (“Penford New Zealand”). On November 27, 2009, the Company completed the sale of the operating assets of its subsidiary company Penford Australia Limited (“Penford Australia”), including its two remaining Australian plants. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the condensed consolidated statement of operations for all periods for which an income statement is presented. The assets and liabilities of this business were reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheet as of August 31, 2009. At May 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.4 million of cash and $1.7 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets and liabilities of the continuing operations of the Company. See Note 3 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2010 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2010 and May 31, 2009 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.
     Cash Flows
     During the third quarter of fiscal 2010, the Company reclassified “Net proceeds received from sale of discontinued operations and other” from cash provided (used) by operating activities in previous quarters to cash provided (used) by investing activities. The effect of this revision in the presentation of cash flows increased cash provided by investing activities and decreased cash provided by operations by $20.6 million for the nine months ended May 31, 2010. The revision in the presentation decreased cash provided by investing activities and increased cash provided by operations by $8.0 million for the nine months ended May 31, 2009. There were no changes to total cash and cash equivalents.
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
     Accounting Changes
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Beginning in the first quarter of fiscal 2010, all references made to U.S. generally accepted accounting principles will use the new Codification numbering system prescribed by the FASB. The FASB will issue new standards in the form of Accounting Standards Updates (“ASU”) which will serve to update the Codification.
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
     In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the three- and nine-month periods ended May 31, 2010. See Note 15 to the Condensed Consolidated Financial Statements.
     In February 2008, the FASB issued new authoritative guidance delaying the portions of ASC 820, “Fair Value Measurements and Disclosures,” which required fair value measurements for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value until the Company’s fiscal year 2010. The adoption of this guidance on September 1, 2009 had no effect on the Company’s financial position or results of operations. See Note 13 to the Condensed Consolidated Financial Statements.

     3 — DISCONTINUED OPERATIONS
     On August 27, 2009, the Company committed to a plan to exit from the business conducted by its Australia/New Zealand Operations. As a result, the Company’s financial statements reflect the Australia/New Zealand Operations as discontinued operations for all periods for which an income statement is presented in compliance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 205-10, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-10”). The Australia/New Zealand Operations segment was previously reported as the Company’s third operating segment. The following tables summarize the financial information for discontinued operations related to the Australia/New Zealand Operations. Interest expense on debt directly attributable to the Australia/New Zealand Operations has been allocated to discontinued operations.
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
     Proceeds from the sales include $2.0 million in escrow to be released in four equal installments payable at six months, ten months, twenty months and thirty months from November 27, 2009. Penford Australia has received the first installment and remaining escrowed payments are subject to the buyer’s right to make warranty claims under the sale contract. Penford Australia currently expects that all warranties will be satisfied and that it will receive the proceeds from the escrow account as scheduled. The $2.0 million receivable is included in other current assets in the Condensed Consolidated Balance Sheets at May 31, 2010. In addition, Penford Australia received approximately $0.8 million as further compensation for grain inventory on hand on the date of sale.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Sales	$—	$17,613	$16,992	$55,041

Loss from operations	$(140)	$(3,155)	$(1,848)	$(21,722)

Interest expense (income)	(4)	203	444	598
Gain on sale of assets	—	—	199	—
Reclassification of currency translation adjustments into earnings	—	—	13,420	—
Other non-operating income (loss), net	(137)	398	490	1,164

Income (loss) from discontinued operations before taxes	(273)	(2,960)	11,817	(21,156)
Income tax expense (benefit)	(55)	112	(4,495)	822

Income (loss) from discontinued operations, net of tax	$(218)	$(3,072)	$16,312	$(21,978)

     During the first six months of fiscal 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13.6 million, which was classified in discontinued operations for financial reporting purposes. The impairment charge was offset against $13.6 million of income in the Australian operations discussed below. The U.S. tax benefit of the impairment was also recorded in discontinued operations. The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter earnings.
     In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand reporting unit.

     In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. During the first six months of fiscal 2010, the Australian operations recorded $13.6 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At May 31, 2010, the valuation allowance related to the Australian net deferred tax asset was $10.8 million.
     At May 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.4 million of cash and $1.7 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets of the continuing operations of the Company.

August 31,
2009
(in thousands)
ASSETS
Cash	$634
Trade accounts receivable, net	14,482
Inventories	22,129
Prepaid expenses	595
Income tax receivable	190
Other	456

Current assets of discontinued operations	38,486

Property, plant and equipment, net	3,799
Other assets	428

Non-current assets of discontinued operations	4,227

Total assets of discontinued operations	$42,713

LIABILITIES
Short-term borrowings	$3,327
Accounts payable	10,697
Accrued liabilities	2,004

Current liabilities of discontinued operations	16,028

Other liabilities	2,851

Non-current liabilities of discontinued operations	2,851

Total liabilities of discontinued operations	$18,879

     4—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of May 31, 2010, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 96,017. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan.

     Stock Option Awards
     A summary of the stock option activity for the nine months ended May 31, 2010, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value

Outstanding Balance, August 31, 2009	1,363,771	$15.18
Granted	—	—
Exercised	—	—
Cancelled	(77,305)	$16.50

Outstanding Balance, May 31, 2010	1,286,466	$15.11	3.58	$8,230

Options Exercisable at May 31, 2010.	1,012,716	$14.57	3.16	$8,230
     No stock options were granted under the 2006 Incentive Plan during the nine months ended May 31, 2010 and 2009.
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.18 as of May 31, 2010 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the nine months ended May 31, 2010.
     As of May 31, 2010, the Company had $0.7 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Awards
     The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the nine months ended May 31, 2010 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2009	89,582	$31.31
Granted	113,707	6.60
Vested	(39,082)	26.31
Cancelled	(9,500)	10.82

Nonvested at May 31, 2010	154,707	$15.67
     On January 1, 2010, each non-employee director received an award of 2,301 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day. The shares vested one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.
     As of May 31, 2010, the Company had $0.9 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.3 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three and nine months ended May 31, 2010 and 2009 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Cost of sales	$39	$75	$125	$239
Operating expenses	374	544	1,053	1,792
Research and development expenses	7	13	22	44
Income (loss) from discontinued operations	—	5	(25)	16

Total stock-based compensation expense	$420	$637	$1,175	$2,091
Tax benefit	160	242	447	795

Total stock-based compensation expense, net of tax	$260	$395	$728	$1,296

5—INVENTORIES
     The components of inventory are as follows:

	May 31,	August 31,
	2010	2009
	(In thousands)
Raw materials	$7,871	$7,265
Work in progress	1,025	1,921
Finished goods	8,974	8,969

Total inventories	$17,870	$18,155

6—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	May 31,	August 31,
	2010	2009
	(In thousands)
Land	$10,243	$10,229
Plant and equipment	323,517	321,356
Construction in progress	4,359	2,214

	338,119	333,799
Accumulated depreciation	(224,595)	(214,750)

Net property, plant and equipment	$113,524	$119,049

     7—PREFERRED STOCK
     On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt on April 8, 2010. The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at May 31, 2010 in two series as shown below.

Shares Issued and
Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000

Series B Voting Convertible Preferred Stock	100,000

     The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At May 31, 2010, the carrying value of the Series A Preferred Stock liability of $32.9 million includes $0.5 million of accrued dividends, and $0.1 million of discount accretion for the period from the date of issuance to May 31, 2010. The accrued dividends represent the 9% dividends that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the consolidated statements of operations.
     The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock may accrue or be paid currently at the discretion of the Company. Dividends are payable quarterly beginning May 31, 2010.
     The Series A Preferred Stock is mandatorily redeemable on April 7, 2017 at a per share redemption price equal to the original issue price of $400 per share plus any accrued and unpaid dividends. At any time on or after April 7, 2012, the Company may redeem, in whole or in part, the shares of the Series A Preferred Stock at a per share redemption price of the original issue price plus any accrued and unpaid dividends.
     The Company may not declare or pay any dividends on its common stock or incur new indebtedness that exceeds a specified ratio without first obtaining approval from the holders of a majority of the Series A Preferred Stock.
     On April 7, 2010, the Company also issued, without proceeds, 100,000 shares of Series B Preferred Stock to the Investor. The holders of the Series B Preferred Stock are entitled to dividends equal to the per share dividend declared and paid on the Company’s common stock times the number of shares of common stock into which the Series B Preferred Stock is then convertible. The Series B Preferred Stock is not redeemable and dividends on the Series B Preferred Stock are non-cumulative.
     Until April 7, 2012, the Investor may not acquire any additional shares of common stock, and may not, with limited exceptions, transfer the Series A Preferred Stock, the Series B Preferred Stock, or the Company’s Common Stock into which the Series B Preferred Stock is convertible.
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
     In connection with this investment, the Company also agreed to register the shares of Common Stock issuable upon conversion of the Series B Preferred Stock. The registration statement for these shares of Common Stock became effective on June 7, 2010. The Company also granted to the investor certain information and inspection rights and the right to elect one director to the Company’s Board of Directors while any shares of Series A Preferred Stock remain outstanding. On April 9, 2010, the Board of Directors, upon the recommendation of the investor, elected Matthew Zell, a Managing Director of Equity Group Investments, to be the director designated by the holders of the Series A Preferred Stock.
     8—DEBT
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
     The 2010 Agreement refinanced the unpaid debt remaining under the 2007 Agreement. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On May 31, 2010, the Company had $17.6 million outstanding under the 2010 Agreement. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015.
     Interest rates under the 2010 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined).
     The 2010 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2010 Agreement) shall not exceed 3.00. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2010 Agreement, of not less than 1.35. Annual capital expenditures are restricted to $15 million (excluding certain capital expenditures specified in the 2010 Agreement) if the Total Funded Debt Ratio is greater than 2.00 for two consecutive fiscal quarters. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010. At May 31, 2010, the Company had $1.9 million outstanding related to the IDED loans.
     In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in the third quarter of fiscal 2010 and recorded a charge to earnings of $1.6 million.
     9—INCOME TAXES
     The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2010 were 33.1% and 30.7%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate was primarily due to state income taxes offset by dividends and discount accretion on the preferred stock which are recorded as interest expense for financial reporting purposes but are not deductible in the computation of taxable income.
     The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2009 were 37.3% and 33.6%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three- and nine-month periods was due to state income taxes offset by the favorable tax benefit of the research and development tax credit and changes in the amount of unrecognized tax benefits. Unrecognized tax benefits decreased by $0.2 million in the quarter ended May 31, 2009 and increased by $0.4 million for the nine months ended May 31, 2009.
     In the nine months ended May 31, 2010, the amount of unrecognized tax benefits decreased by $0.1 million, including interest and penalties. The total amount of unrecognized tax benefits at May 31, 2010 was $1.2 million, all of which, if recognized, would impact the effective tax rate. At May 31, 2010, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. None of the Company’s income tax returns are currently under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at May 31, 2010 will change materially in the next 12 months.

     At May 31, 2010, the Company had $15.7 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred losses in fiscal 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The Company expects to recover its tax assets through future taxable income, however, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.
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
     10—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$(5,976)	$(7,415)	$9,809	$(29,962)
Foreign currency translation adjustments	—	8,585	930	(11,717)
Gain from foreign currency translation reclassified into earnings	—	—	(13,420)	—
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	318	233	1,509	(2,247)

Total comprehensive income (loss)	$(5,658)	$1,403	$(1,172)	$(43,926)

     The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter earnings.
     11—NON-OPERATING INCOME (LOSS), NET
     Non-operating income (loss), net consists of the following:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
		(In thousands)
Loss on extinguishment of debt	$(1,049)	$—	$(1,049)	$—
Loss on interest rate swap termination	(1,562)	—	(1,562)	—
Gain on sale of dextrose product line	—	—	—	1,562
Gain (loss) on foreign currency transactions	—	442	417	(198)
Other	5	73	197	100

Total	$(2,606)	$515	$(1,997)	$1,464

     On April 7, 2010, the Company refinanced its bank debt. See Note 8. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.
     During the three and nine months ended May 31, 2010 and 2009, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     In the second quarter of fiscal 2009, the Company’s Food Ingredients business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
     12 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
Defined benefit pension plans	2010	2009	2010	2009
		(In thousands)
Service cost	$389	$355	$1,167	$1,065
Interest cost	641	646	1,923	1,936
Expected return on plan assets	(506)	(607)	(1,518)	(1,821)
Amortization of prior service cost	61	64	183	190
Amortization of actuarial losses	304	52	912	158

Net periodic benefit cost	$889	$510	$2,667	$1,528

	Three months ended		Nine months ended
	May 31,		May 31,
Post-retirement health care plans	2010	2009	2010	2009
		(In thousands)
Service cost	$88	$64	$264	$194
Interest cost	269	229	807	685
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	74	—	222	—

Net periodic benefit cost	$393	$255	$1,179	$765

     13—DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASURMENTS
     Fair Value Measurements
     The provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for its measurement, and expands disclosures concerning fair value measurements, were effective as of the beginning of the second quarter of fiscal 2009 for the Company’s financial assets and liabilities, as well as for other assets and liabilities carried at fair value on a recurring basis. As of September 1, 2009, the Company adopted the provisions of ASC 820 relating to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. These include long-lived assets which are considered to be other than temporarily impaired, reporting units measured at fair value in the first step of a goodwill impairment test, the initial recognition of asset retirement obligations, and securities issued with characteristics of both liabilities and equity.

     ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

As of May 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$1,534	$—	$—	$1,534

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $1.9 million at May 31, 2010.
     Other Financial Instruments
     The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value. In the first quarter of fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The fair value of this debt at May 31, 2010 was estimated to be $1.5 million. See Note 8.
     In the third quarter of fiscal 2010, the Company issued two series of preferred stock for $40 million as described in Note 7. The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability and the Series B Preferred Stock of $7.7 million was recorded as equity. The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at May 31, 2010 approximates fair value.
     Interest Rate Swap Agreements
     The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized losses on interest rate swaps were included in accumulated other comprehensive income (loss). The periodic settlements on the swaps were recorded as interest expense. In the third quarter of fiscal 2010, the Company terminated its interest rate swaps with several banks and recorded a loss of approximately $1.6 million in net non-operating income (expense).

     Foreign Currency Contracts
     In fiscal year 2009, the Company’s Food Ingredients business purchased certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchased foreign currency forward contracts. The Company designated these contracts as cash flow hedges and accounted for them pursuant to ASC 815. To the extent the amounts and timing of the forecasted cash flows and the forward contracts continued to match, the unrealized losses on the foreign currency purchase contracts were included in accumulated other comprehensive income (loss). The gain or loss on the contracts was recorded in cost of sales at the time the inventory was sold. At May 31, 2010, the Company had no outstanding foreign currency contracts and no gains or losses remaining in other comprehensive income (loss).
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
     As of May 31, 2010, Penford had purchased corn positions of 8.8 million bushels, of which 4.5 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 4.3 million bushels.
     As of May 31, 2010, the Company had the following outstanding futures contracts:

Corn Futures	4,760,000 Bushels
Natural Gas Futures	1,530,000 mmbtu (millions of British thermal units)
     The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of May 31, 2010 and August 31, 2009.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	May 31,	Aug. 31,	Balance Sheet	May 31,	Aug. 31,
In thousands	Location	2010	2009	Location	2010	2009
Cash Flow Hedges:
Corn Futures	Other Current Assets	$23	$82	Other Current Assets	$281	$916
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	854	1,301
Interest Rate Contracts	Other Current Assets	—	—	Accrued Liabilities	—	1,829

Fair Value Hedges:
Corn Futures	Other Current Assets	582	1,303	Other Current Assets	21	174

Total Derivatives
Designated as Hedging Instruments		$605	$1,385		$1,156	$4,220

     The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and nine-month periods ended May 31, 2010.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	Quarter Ended May 31		Quarter Ended May 31		Quarter Ended May 31
In thousands	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:
Corn Futures (1)	$40	$72	$594	$(1,401)	$288	$48
Natural Gas Futures (1)	(845)	(3,308)	(618)	(2,418)	—	—
Ethanol Futures (1)	—	—	(75)	—	—	—
Interest Rate Contracts(2)(4)	61	(287)	(93)	(233)	(1,562)	—
FX Contracts (1)	—	(66)	—	—	—	—

	$(744)	$(3,589)	$(192)	$(4,052)	$(1,274)	$48

Fair Value Hedges:
Corn Futures (1) (3)					$(117)	$328

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	9 Months Ended May 31		9 Months Ended May 31		9 Months Ended May 31
In thousands	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:
Corn Futures (1)	$384	$(2,083)	$1,690	$249	$113	$(611)
Natural Gas Futures (1)	(2,088)	(11,302)	(1,724)	(4,271)	—	—
Ethanol Futures (1)	(590)	—	(514)	—	—	—
Interest Rate Contracts(2)(4)	(395)	(1,537)	(662)	(470)	(1,562)	—
FX Contracts (1)	—	(646)	(26)	—	—	—

	$(2,689)	$(15,568)	$(1,236)	$(4,492)	$(1,449)	$(611)

Fair Value Hedges:
Corn Futures (1) (3)					$(56)	$(563)

(1)	Gains and losses reported in cost of goods sold

(2)	Gains and losses reported in interest expense.

(3)	Hedged items are firm commitments and inventory

(4)	Amount of loss recognized in income was reported in non-operating income (expense)

     14—SEGMENT REPORTING
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

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
		(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$27,409	$29,895	$87,740	$95,101
Ethanol	14,601	14,775	50,643	38,727

	42,010	44,670	138,383	133,828
Food Ingredients	19,899	16,606	52,889	50,971

	$61,909	$61,276	$191,272	$184,799

Income (loss) from operations:
Industrial Ingredients	$(6,847)	$(7,047)	$(6,414)	$(11,899)
Food Ingredients	5,018	3,365	11,447	9,576
Corporate and other	(2,262)	(2,354)	(7,097)	(7,309)

	$(4,091)	$(6,036)	$(2,064)	$(9,632)

	May 31,	August 31,
	2010	2009
	(In thousands)
Total assets:
Industrial Ingredients	$133,637	$139,609
Food Ingredients	38,290	37,387
Discontinued Operations	—	42,713
Corporate and other	36,851	38,536

	$208,778	$258,245

     Included in the Industrial Ingredients loss from operations for the three- and nine-month periods ended May 31, 2009 were $1.1 million and $9.1 million, respectively, of net insurance recoveries related to the fiscal 2008 flooding in Cedar Rapids, Iowa. Assets of discontinued operations are located in Australia and New Zealand. All other assets are located in the United States.
     15—EARNINGS (LOSS) PER SHARE
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

     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and equivalents and the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2010 and 2009.

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Numerator:
Loss from continuing operations	$(5,758)	$(4,343)	$(6,503)	$(7,984)
Less: Allocation to participating securities	—	—	(110)	(10)

Loss from continuing operations applicable to common shares and equivalents	$(5,758)	$(4,343)	$(6,613)	$(7,994)

Income (loss) from discontinued operations	$(218)	$(3,072)	$16,312	$(21,978)
Less: Allocation to participating securities	—	—	—	—

Income (loss) from discontinued operations applicable to common shares and equivalents	$(218)	$(3,072)	$16,312	$(21,978)

Net income (loss)	$(5,976)	$(7,415)	$9,809	$(29,962)
Less: Allocation to participating securities	—	—	(110)	(10)

Net income (loss) applicable to common shares and equivalents	$(5,976)	$(7,415)	$9,699	$(29,972)

Denominator:
Weighted average common shares and equivalents outstanding, basic	11,796	11,176	11,396	11,169
Dilutive stock options and awards	—	—	—	—

Weighted average common shares and equivalents outstanding, diluted	11,796	11,176	11,396	11,169

     For the three and nine months ended May 31, 2010, there were 154,707 and 143,967 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 89,582 and 91,301 shares for the three and nine months ended May 31, 2009, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,290,570 and 1,323,454 shares of common stock for the three and nine months ended May 31, 2010, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,370,023 and 1,374,031 shares of common stock for the three and nine months ended May 31, 2009, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
     On April 7, 2010, the Company issued 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”). See Note 7 for further details. At any time prior to April 7, 2020, at the option of the holder, the outstanding Series B Preferred Stock may be converted into shares of the Company’s common stock at a conversion rate of ten shares of common stock per one share of Series B Preferred Stock, subject to adjustment in the event of stock dividends, distributions, splits, reclassifications and the like. If any shares of Series B Preferred Stock have not been converted into shares of common stock prior to April 7, 2020, the shares of Series B Preferred Stock will automatically convert into shares of common stock. The holders of the Series B Preferred Stock shall have the right to one vote for each share of common stock into which the Series B Preferred Stock is convertible. These shares are convertible into common shares for no cash consideration; therefore the weighted average shares are included in the computation of basic earnings per share.

     16—LEGAL PROCEEDINGS
     As previously reported, the Company filed suit on January 23, 2009, in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The trial of this lawsuit is presently scheduled to begin in mid-August 2010. The Company is seeking additional payment from the insurers of more than $25 million for business interruption losses that occurred as a result of the flood, as well as various damages. The Company cannot at this time determine the likelihood of any outcome or estimate the amount of any judgment that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

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

Overview
     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for industrial and food applications and by producing and selling fuel grade ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper and food production and as an ingredient in fuel.
     Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.
     In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments.
     Recapitalization
     On April 7, 2010, the Company issued $40 million of preferred stock and, on April 8, 2010, used the proceeds to pay a portion of the outstanding bank debt obligations under its credit facility. Also on April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit and there are no scheduled principal payments prior to maturity on April 7, 2015. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.
     In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in the third quarter of fiscal 2010 and recorded a charge to earnings of $1.6 million. See Notes 7 and 8 to the Condensed Consolidated Financial Statements.
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
     The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of the Accounting Standards Codification 205-10, “Presentation of Financial Statements — Discontinued Operations” (“ASC 205-10”). Accordingly, the Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 3 to the Condensed Consolidated Financial Statements for further details. At May 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.4 million of cash and $1.7 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets of the continuing operations of the Company.
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
     In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the three- and nine-month periods ended May 31, 2010. See Note 15 to the Condensed Consolidated Financial Statements.
     In February 2008, the FASB issued new authoritative guidance delaying the portions of ASC 820, “Fair Value Measurements and Disclosures,” which required fair value measurements for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value until the Company’s fiscal year 2010. The adoption of this guidance on September 1, 2009 had no effect on the Company’s financial position or results of operations. See Note 13 to the Condensed Consolidated Financial Statements.
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended May 31, 2010 increased 1.0%, or $0.6 million, to $61.9 million compared with $61.3 million for the three months ended May 31, 2009. Consolidated sales in the first nine months of fiscal 2010 increased $6.5 million over last year to $191.3 million. While volumes expanded during the three- and nine-month periods ending May 31, 2010, the Company experienced unfavorable product mix and pricing, primarily in the industrial ingredients business. Sales of divested products were $1.9 million in the nine months ended May 31, 2009. See the discussion by business segment below for details of changes in revenues.
     Consolidated gross margin as a percent of sales rose to 5.3% for the quarter ended May 31, 2010 from a break even gross margin in the prior year’s third quarter. Year-to-date fiscal 2010 consolidated gross margin rose to 10.4% from 1.5% last year. Expanded 2010 margins were primarily due to lower raw material, chemical and energy costs and improved manufacturing yields in the industrial ingredients business. In addition, during the first half of fiscal 2009, the industrial business was recovering from severe flooding at its Cedar Rapids, Iowa facility, and was phasing in the restart of production.

     Consolidated loss from operations for the three months ended May 31, 2010 and 2009 was $4.1 million and $6.0 million, respectively. Consolidated loss from operations for the nine months ended May 31, 2010 and 2009 was $2.1 million and $9.6 million, respectively. Included in operating results for fiscal 2009 were net insurance recoveries of $1.1 million and $9.1 million, respectively, for the three- and nine-month periods ended May 31, 2009. Improvements in the operating results for 2010 were due to growth in gross margin.
     The Company maintains property damage and business interruption insurance coverage applicable to the Cedar Rapids plant. The Company is seeking additional payments from its insurers for damages arising from the flooding that occurred in June 2008 and has filed a lawsuit against the insurers. The Company cannot provide assurance as to the amount or timing of potential recoveries, if any, under its insurance policies. As a result, the effect of the flood on the financial results of the Company on a quarter-to-quarter basis in fiscal 2010 cannot be estimated since it depends on the timing and amount of any additional insurance proceeds received. The amount ultimately recovered from the Company’s insurers may be materially more or less than the Company’s direct costs of the flood.
     Industrial Ingredients
     Third quarter fiscal 2010 sales at the Company’s Industrial Ingredients business unit declined $2.7 million, or 6.0%, to $42.0 million from $44.7 million in the third quarter of fiscal 2009. Industrial starch sales of $27.4 million for the quarter ended May 31, 2010 decreased $2.5 million from a year ago on an 18% decline in average unit pricing, including the effect of a decrease in the cost of corn which is passed through to customers, partially offset by a 12% increase in sales volume. Sales of specialty industrial starches increased 8% on a 16% increase in volume Sales of ethanol were $14.6 million in fiscal 2010 compared to $14.8 million in the third quarter of fiscal 2009. Both sales volume and average unit pricing of ethanol for the third quarter of fiscal 2010 were comparable to the prior year’s third quarter.
     The Industrial Ingredients business unit reported a loss from operations for the third quarter of fiscal 2010 of $6.8 million compared to an operating loss of $7.0 million for the third quarter of fiscal 2009. Included in the loss for fiscal 2009 was $1.1 million of net insurance recoveries related to the Cedar Rapids flooding. Excluding the financial effects of the flood in the third quarter of fiscal 2009, the Industrial Ingredients business reduced its operating loss by $1.3 million through cost and yield improvements. Manufacturing yields contributed $2.1 million and favorable energy, corn, chemical and other costs contributed $2.7 million to improved financial results in the quarter ended May 31, 2010. Unfavorable starch pricing reduced gross margin by $3.7 million.
     Industrial sales for the first nine months of fiscal 2010 increased 3.4% to $138.4 million from $133.8 million for the same period in fiscal 2009. Industrial starch sales decreased $7.4 million to $87.7 million from $95.1 million in fiscal 2009 while volumes increased 10%. Average unit pricing of industrial starches declined. Sales of specialty industrial starches for the nine months ended May 31, 2010 rose 17% on a 28% volume increase. Ethanol sales for the nine-month period ended May 31, 2010 expanded 31% to $50.6 million from $38.7 million a year ago on both an increase in volume and pricing improvements. Volumes in the first nine months of fiscal 2010 increased over the prior year as the Company was still recovering from the June 2008 flooding in Cedar Rapids, Iowa in the first quarter of fiscal 2009.
     The Industrial Ingredients business reported a loss from operations of $6.4 million for the nine months ended May 31, 2010 compared to an operating loss of $11.9 million for the same period of fiscal 2009. Net insurance recoveries included in the financial results for fiscal 2009 were $9.1 million. Fiscal 2010 gross margin expanded $15.2 million on improvements in manufacturing yields of $10.7 million and $8.6 million of reductions in the costs of chemicals, corn, energy and other manufacturing inputs. Unfavorable starch pricing and an increase in sales of ethanol, which has a lower margin than starch, reduced gross margin.
     Food Ingredients
     Fiscal 2010 third quarter sales for the Food Ingredients segment of $19.9 million increased 19.8%, or $3.3 million, from the third quarter of fiscal 2009 on a 27% increase in volume, offset by reduced average unit pricing. Sales of potato coatings applications increased 22% which the Company attributes to increasing demand for its french fry coating technology. Sales of applications to all other end markets, including bakery/confectionery and pet chews, increased 17%. Operating income for the third quarter of fiscal 2010 of $5.0 million increased 49% from a year ago primarily due to improvements in gross margin. Gross margin expanded by 27.6% to $7.1 million on volume increases.

     Sales of $52.9 million for the nine months ended May 31, 2010, increased 3.8%, or $1.9 million, on volume growth of 11% partially offset by unfavorable product mix and pricing. In the second quarter of fiscal 2009, the Company sold its dextrose product line which generated $1.9 million in sales for fiscal 2009. Excluding dextrose product sales in fiscal 2009, the Food Ingredients sales for the nine months ended May 31, 2010 increased $3.9 million, or 7.7%. Year-to-date sales of potato coating applications grew 2% and sales of applications to growth end markets, such as protein and pet chews, improved by 6%. Operating income grew $1.9 million for the nine-month period ended May 31, 2010 as gross margin expanded on volume increases.
     Corporate operating expenses
     Corporate operating expenses declined $0.1 million for the third quarter of fiscal 2010 to $2.3 million, and declined $0.6 million for the nine months ended May 31, 2010 to $7.0 million, primarily due to lower professional fees and travel costs.
     Interest expense
     Interest expense for the three- and nine-month periods ended May 31, 2010 increased $0.5 million and $1.5 million, respectively, compared to the same periods last year, primarily due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt plus the accretion of the discount on the Series A Preferred Stock. On April 7, 2010, the Company issued $40 million of preferred stock at a dividend rate of 15%, the proceeds of which were used to repay outstanding bank debt. Prior to the $40 million repayment, the Company paid interest at LIBOR (London Interbank Offered Rate) plus 5%. See Notes 7and 8 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2010 were 33.1% and 30.7%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate was primarily due to state income taxes offset by dividends and discount accretion on the preferred stock which are recorded as interest expense for financial reporting purposes but are not deductible in the computation of taxable income.
     The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2009 were 37.3% and 33.6%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three- and nine-month periods was due to state income taxes offset by the favorable tax benefit of the research and development tax credit and changes in the amount of unrecognized tax benefits. Unrecognized tax benefits decreased by $0.2 million in the quarter ended May 31, 2009 and increased by $0.4 million for the nine months ended May 31, 2009.
     At May 31, 2010, the Company had $15.7 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred losses in fiscal 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The Company expects to recover its tax assets through future taxable income; however, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.
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

     Non-operating income (loss), net
     Non-operating income (loss), net consists of the following:

	Three months ended		Nine months ended
	May 31,		May 31,
	2010	2009	2010	2009
		(In thousands)
Loss on extinguishment of debt	$(1,049)	$—	$(1,049)	$—
Loss on interest rate swap termination	(1,562)	—	(1,562)	—
Gain on sale of dextrose product line	—	—	—	1,562
Gain (loss) on foreign currency transactions	—	442	417	(198)
Other	5	73	197	100

Total	$(2,606)	$515	$(1,997)	$1,464

     On April 7, 2010, the Company refinanced its bank debt. See Note 8 to the Condensed Consolidated Financial Statements. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.
     During the three and nine months ended May 31, 2010 and 2009, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     In the second quarter of fiscal 2009, the Company’s Food Ingredients business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.
Results of Discontinued Operations

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)
Sales	$—	$17,613	$16,992	$55,041

Loss from operations	$(140)	$(3,155)	$(1,848)	$(21,722)

Interest expense (income)	(4)	203	444	598
Gain on sale of assets	—	—	199	—
Reclassification of currency translation adjustments into earnings	—	—	13,420	—
Other non-operating income (loss), net	(137)	398	490	1,164

Income (loss) from discontinued operations before taxes	(273)	(2,960)	11,817	(21,156)
Income tax expense (benefit)	(55)	112	(4,495)	822

Income (loss) from discontinued operations, net of tax	$(218)	$(3,072)	$16,312	$(21,978)

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
     During the first half of fiscal 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13.6 million, which was classified in discontinued operations for financial reporting purposes. The impairment charge was offset against $13.6 million of income in the Australian operations discussed below. The U.S. tax benefit of the impairment was also recorded in discontinued operations. The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter earnings.
     In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. In the first six months of fiscal 2010, the Australian operations recorded $13.6 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At May 31, 2010, the valuation allowance related to the Australian net deferred tax asset was $10.8 million.
Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit.
     Cash provided by continuing operations was $9.8 million for the nine months ended May 31, 2010 compared with cash used in continuing operations of $12.3 million for the same period last year. The improvement in operating cash flow was primarily due to changes in working capital. Changes in working capital contributed $5.2 million to cash in the nine months ended May 31, 2010, while changes in working capital used $16.5 million of cash for the same period a year ago. During the first nine months of fiscal 2009, trade receivables expanded as the Company’s Industrial Ingredients business restarted production and recovered from the flooding that occurred in Iowa in June 2008. Also, accounts payable and accrued liabilities declined during last year’s nine-month period as a result of payments for flood restoration services.
     On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. Proceeds from the sale, net of transaction costs, of approximately $4.8 million, were used to repay debt outstanding in the first quarter of fiscal 2010.
     On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. In accordance with the Company’s then current credit facility, the net proceeds received through March 31, 2010 of $12.3 million were used to repay outstanding debt. The Company expects to receive additional proceeds from the sale of $2.0 million which is payable from an escrow account in four equal installments over thirty months from the date of sale. The Company received the first of these payments of $0.5 million in June 2010.
     On April 7, 2010, the Company issued $40 million of preferred stock and, on April 8, 2010, used the proceeds to pay a portion of its outstanding bank debt obligations under the 2007 Agreement. Also on April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch. See Notes 7 and 8 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.
     The 2010 Agreement replaced the Company’s previous $145 million secured term and revolving credit facilities. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At May 31, 2010, the Company had $17.6 million outstanding, under the revolving credit portion of its credit facility. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. In connection with the refinancing, the Company recorded a pre-

tax non-cash charge to earnings of $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company paid $1.6 million in the third quarter to terminate its interest rate swaps.
     The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of the preferred stock. The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock will be accrued or may be paid currently at the discretion of the Company. Dividends are payable quarterly beginning May 31, 2010. On June 1, 2010 (the next business day), the Company paid $360,000 in dividends, representing the 6% dividend, to the holders of the Series A Preferred Stock. At May 31, 2010, the Company accrued, but did not pay, the 9% dividends totaling $540,000.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 caused by record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment. The proceeds of these Iowa loans were used to repay outstanding debt in the first quarter of fiscal 2010. At May 31, 2010 the Company had $1.9 million outstanding related to the IDED loans.
Contractual Obligations
     The Company is a party to various debt and lease agreements at May 31, 2010 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of May 31, 2010, there has been no material changes in the Company’s contractual obligations since August 31, 2009, except for the change in principal payments pursuant to the new credit agreement discussed above. The 2010 Agreement does not require principal payments until maturity on April 7, 2015.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at May 31, 2010.
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
     Item 3: Quantitative and Qualitative Disclosures about Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009, except that the Company has limited exposure to foreign currency exchange rate risk as its operations in Australia and New Zealand were sold in the first quarter of fiscal 2010.
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
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of May 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of May 31, 2010.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     As previously reported, the Company filed suit on January 23, 2009, in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania and ACE American Insurance Company, related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. The trial of this lawsuit is presently scheduled to begin in mid-August 2010. The Company is seeking additional payment from the insurers of more than $25 million for business interruption losses that occurred as a result of the flood, as well as various damages. The Company cannot at this time determine the likelihood of any outcome or estimate the amount of any judgment that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
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

Penford Corporation
(Registrant)

July 8, 2010	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002