Form 10-K
period 2010-08-31
PENFORD CORP
filed 2010-11-12
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 26, 2010, the last business day of the Registrant’s second quarter of fiscal 2010, was approximately $121.0 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock (the Registrant’s only outstanding class of stock) outstanding as of November 3, 2010 was 11,363,272.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION
FISCAL YEAR 2010 FORM 10-K ANNUAL REPORT

PART I

Item 1:	Business

Description of Business

Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for food and industrial ingredient applications, including fuel grade ethanol. The Company’s strategically-located manufacturing facilities in the United States provide it with broad geographic coverage of its target markets. The Company has significant research and development capabilities, which are used in understanding the complex chemistry of carbohydrate-based materials and in development applications to address customer needs.

Penford is a Washington corporation originally incorporated in September 1983. The Company commenced operations as a publicly-traded company on March 1, 1984.

Penford operates in two business segments, Industrial Ingredients and Food Ingredients. Each of the Company’s businesses utilizes the Company’s carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. Financial information about Penford’s segments and geographic areas is included in Note 19 to the Consolidated Financial Statements. Additional information on Penford’s two business segments follows:

•	Industrial Ingredients, which in fiscal years 2010, 2009 and 2008 generated approximately 72%, 73% and 72%, respectively, of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients.

The Company’s Industrial Ingredients segment also produces and sells fuel grade ethanol from its facility in Cedar Rapids, Iowa. Ethanol production gives the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities. Sales of ethanol in fiscal years 2010, 2009 and 2008 were 37%, 29% and 3%, respectively, of this segment’s reported revenue.

In June 2008, the Company’s Cedar Rapids, Iowa plant was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. See Note 3 to the Consolidated Financial Statements.

•	Food Ingredients, which in fiscal years 2010, 2009 and 2008 generated approximately 28%, 27% and 28%, respectively, of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. Its expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food-grade starch products are also used as moisture binders to reduce fat levels, modify texture and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and other food and bakery products.

Discontinued Operations

In August 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. As a result of this determination, on September 2, 2009, the Company completed the sale of its subsidiary company, Penford New Zealand Limited (“Penford New Zealand”), and on November 27, 2009, the Company completed the sale of the operating assets of another subsidiary company, Penford Australia Limited (“Penford Australia”), including its two remaining Australian plants.

The Australia/New Zealand Operations developed, manufactured and marketed ingredient systems, including specialty starches and sweeteners for food and industrial applications. Until September 2, 2009, the Company operated a corn wet milling facility in Auckland, New Zealand through Penford New Zealand. Until November 27, 2009, the Company operated a corn wet milling facility in Lane Cove, Australia and a wheat starch manufacturing facility in Tamworth, Australia through Penford Australia.

The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 205-10, “Presentation of Financial Statements — Discontinued Operations” (“ASC 205-10”). Accordingly, for all periods presented herein, the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 2 to the Consolidated Financial Statements for further details.

Unless otherwise indicated, all amounts, analyses and discussions in this Annual Report on Form 10-K pertain to the Company’s continuing operations.

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

Over half of the Company’s manufacturing costs consist of the costs of corn, potato starch, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in costs may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and gas purchases with futures and options contracts in the U.S. and enters into short-term supply agreements for other production requirements.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $4.4 million, $4.3 million and $5.7 million for fiscal years 2010, 2009 and 2008, respectively.

At the end of fiscal 2010, Penford had 23 scientists, including six with a Ph.D. degree with expert knowledge of carbohydrate characteristics and chemistry.

Patents, Trademarks and Trade Names

Penford owns a number of patents, trademarks and trade names. The Company has approximately 58 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry, and animal and human nutrition. Penford’s issued patents expire at various times between 2012 and 2027. The annual cost to maintain all of the Company’s patents is not significant. Most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names for food ingredient applications include PenBind®, PenCling® and PenPlus®.

Quarterly Fluctuations

Penford’s revenues and operating results vary from quarter to quarter. Sales volumes of the Food Ingredients products used in french fry coatings are generally lower during Penford’s second fiscal quarter due to decreased consumption of french fries during the post-holiday season. The cost of natural gas in North America is generally higher in the winter months than the summer months.

Working Capital

The Company’s growth is funded through a combination of cash flows from operations and short- and long-term borrowings. For more information, see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Penford generally carries a one- to 45-day supply of materials required for production, depending on the lead time for specific items. Penford manufactures finished goods to customer orders or anticipated demand. The Company is therefore able to carry less than a 30-day supply of most products. Terms for trade receivables and trade payables are standard for the industry and region and generally do not exceed 30-45 day terms except for trade receivables for export sales.

Environmental Matters

Penford’s operations are governed by various federal, state, and local environmental laws and regulations. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the EPA Oil Pollution Control Act, the Occupational Safety and Health Administration’s hazardous materials regulations, the Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act, and the Superfund Amendments and Reauthorization Act.

Permits are required by the various environmental agencies that regulate the Company’s operations. Penford believes that it has obtained all necessary material environmental permits required for its operations. Penford believes that its operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, are approximately $1.1 million.

Penford has adopted and implemented a comprehensive corporate-wide environmental management program. The program is managed and designed to structure the conduct of Penford’s business in a safe and fiscally responsible manner that protects and preserves the health and safety of employees, the communities surrounding the Company’s plants, and the environment. The Company continuously monitors environmental legislation and regulations that may affect Penford’s operations.

During fiscal 2010, compliance with environmental regulations did not have a material impact on the Company’s operations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2011.

Principal Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 27%, 21% and 2% of the Company’s net sales for fiscal years 2010, 2009 and 2008, respectively. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 8%, 11% and 15% of the Company’s net sales for fiscal years 2010, 2009 and 2008, respectively. Domtar, Inc. and Eco-Energy are customers of the Company’s Industrial Ingredients business.

Competition

In its primary markets, Penford competes directly with approximately five other companies that manufacture specialty starches for the papermaking industry, approximately six other companies that manufacture specialty food ingredients, and numerous producers of fuel grade ethanol. Penford competes indirectly with a larger number of companies that provide synthetic and natural-based ingredients to industrial and food customers. Some of these competitors are larger companies, and have greater financial and technical resources than Penford. Application expertise, quality and service are the major competitive advantages for Penford.

Employees

At August 31, 2010, Penford had 330 employees, of which approximately 40% were members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2012.

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

Export Sales

Export sales from Penford’s businesses in the U.S. accounted for approximately 9%, 8% and 11% of total sales in fiscal 2010, 2009 and 2008, respectively. See Note 19 to the Consolidated Financial Statements for sales by country to which the product was shipped.

Available Information

Penford’s Internet address is www.penx.com. The Company makes available, free of charge through its Internet site, the Company’s annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Directors and Officers Forms 3, 4 and 5; and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission (“SEC”). The information found on Penford’s web site will not be considered to be part of this or any other report or other filing filed with or furnished to the SEC. The SEC also maintains an Internet site which contains reports, proxy and information statements, and other information regarding issuers that file information electronically with the SEC. The SEC’s Internet address is www.sec.gov.

In addition, the Company makes available, through the Investor Relations section of its Internet site, the Company’s Code of Business Conduct and Ethics and the written charters of the Audit, Governance and Executive Compensation and Development Committees.

Executive Officers of the Registrant

Name	Age	Title

Thomas D. Malkoski	54	President and Chief Executive Officer
Steven O. Cordier	54	Senior Vice President, Chief Financial Officer and Assistant Secretary
Timothy M. Kortemeyer	44	Vice President and President, Industrial Ingredients
Wallace H. Kunerth	62	Vice President and Chief Science Officer
Christopher L. Lawlor	60	Vice President — Human Resources, General Counsel and Secretary
John R. Randall	66	Vice President and President, Food Ingredients

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

In fiscal 2010, approximately 40% of Penford’s manufacturing costs were the costs of corn, potato starch and other agricultural raw materials. Weather conditions, plantings, government programs and policies, and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures or options contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, potato starch and other agricultural raw materials due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 12% and 11%, respectively, of the cost of manufacturing the Company’s products in fiscal 2010. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the Food Ingredients business. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures or option contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 27%, 21% and 2% of the Company’s net sales for fiscal years 2010, 2009 and 2008, respectively. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 8%, 11% and 15% of the Company’s net sales for fiscal years 2010, 2009 and 2008, respectively. Sales to the top ten customers represented 65%, 69% and 62% of net sales for fiscal years 2010, 2009 and 2008, respectively. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

As of August 31, 2010, approximately $18.9 million of its outstanding debt was subject to variable interest rates which move in direct relation to the London InterBank Offered Rate (“LIBOR”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

Unanticipated changes in tax rates or exposure to additional income tax liabilities could affect Penford’s profitability.

The Company is subject to income taxes in the federal and various state jurisdictions in the United States. The Company’s effective tax rates could be adversely affected by changes in the mix of earnings in tax jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. The carrying value of deferred tax assets is dependent on the Company’s ability to generate future taxable income in the

United States. The amount of income taxes paid is subject to interpretation of applicable tax laws in the jurisdictions in which the Company operates. Although the Company believes it has complied with all applicable income tax laws, there is no assurance that a tax authority will not have a different interpretation of the law or that any additional taxes imposed as a result of tax audits will not have an adverse effect on the Company’s results of operations.

Pension expense and the funding of pension obligations are affected by factors outside the Company’s control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

The future funding obligations for the Company’s two U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The pension plans hold a significant amount of equity and fixed income securities. When the values of these securities decline, pension expense can increase and materially affect the Company’s results. Decreases in interest rates that are not offset by contributions and asset returns could also increase the Company’s obligations under such plans. The Company is legally required to make contributions to the pension plans in the future, and those contributions could be material. The Company expects to contribute $2.3 million to its pension plans during fiscal 2011.

The current capital and credit market conditions may adversely affect the Company’s access to capital, cost of capital and business operations.

The general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, the Company’s future cost of debt and equity capital and its access to capital markets could be adversely affected. An inability to obtain adequate financing from debt and equity sources could force the Company to self-fund strategic initiatives or even forgo some opportunities, potentially harming its financial position, results of operations and liquidity.

Economic conditions may impair the businesses of the Company’s customers and end user markets, which could adversely affect the Company’s business operations.

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, the businesses of some of the Company’s customers may not be successful in generating sufficient revenues. Customers may choose to delay or postpone purchases from the Company until the economy and their businesses strengthen. The Company’s Industrial Ingredients business is dependent upon end markets for paper and ethanol in North America. Paper markets have been under competitive pressure from imports and over-capacity and may be further stressed by the continuing economic downturn. Ethanol markets have been under pressure from declining oil prices and increasing ethanol production capacity in the United States. Decisions by current or future customers to forego or defer purchases and/or customers’ inability to pay the Company for its products may adversely affect the Company’s earnings and cash flow.

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

Penford is subject to many federal, state and local environmental and health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in its manufacturing processes. Compliance with these laws and regulations is a significant factor in the Company’s business. Penford has incurred and expects to continue to incur expenditures to comply with applicable environmental laws and regulations. The Company’s failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

As of August 31, 2010, approximately 40% of the Company’s 330 employees were members of a trade union. Although the Company’s relations with the relevant union are stable and the Company’s labor contract does not expire until August 2012, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In fiscal 2010, the stock price ranged from a low of $4.83 on August 31, 2010 to a high of $12.15 on January 19, 2010. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Penford’s facilities as of August 31, 2010 are as follows:

	Bldg. Area
	(Approx.		Land Area	Owned/
	Sq. Ft.)		(Acres)	Leased	Function of Facility

Centennial, Colorado	25,200		—	Leased	Corporate headquarters, administrative offices and research laboratories
Cedar Rapids, Iowa	759,000	*	29	Owned	Manufacture of corn starch products, administration offices and research laboratories
Idaho Falls, Idaho	30,000		4	Owned	Manufacture of potato starch products
Richland, Washington	45,000		—	Owned	Manufacture of potato and tapioca starch products
(one facility consisting of property that is partially owned and partially leased)	9,600		4.9	Leased	Administrative office and warehouse
Plover, Wisconsin	45,000		9.5	Owned	Manufacture of potato starch products
(two facilities, one of which			3.3	Leased	Manufacture of potato starch products
is located on leased land)	15,000		—	Owned	Manufacture of potato starch products

*	Approximately 119,150 square feet are subject to a long-term lease to the purchaser of the Company’s former dextrose business

Penford’s production facilities are strategically located near sources of raw materials. The Company believes that its facilities are maintained in good condition and that the capacities of its plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3:	Legal Proceedings

As previously reported, the Company filed suit on January 23, 2009, in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, owned by American International Group, Inc. (“AIG”), and ACE American Insurance Company (“ACE”), related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. On January 19, 2010, the presiding judge ruled that flood coverage language contained in the applicable insurance policy was “ambiguous” and that, accordingly, the interpretation of the policy was “a question of fact reserved for a jury.” A jury trial was subsequently conducted in Cedar Rapids during mid-August 2010. After seven days of trial, the presiding judge dismissed the Company’s claims without issuing a written opinion. On September 14, 2010, the Company filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit (the “Eighth Circuit”). On October 4, 2010, the Company filed a Statement of Issues with the Eighth Circuit in which it noted its intention to present for appellate review whether, among other things, the presiding judge erred in dismissing the Company’s suit. Through its appeal, the Company will continue its effort to seek additional payments from AIG and ACE for approximately $25 million for business interruption losses that occurred as a result of the flood. The Company expects the current appeal process to last through mid-2011. The Company cannot at this time determine the likelihood of any outcome of its appeal or estimate the amount of any judgment that might be awarded.

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by a customer in the Fourth Judicial District Court, Ouachita Parish, Louisiana. The customer sought monetary damages for Penford Products’ alleged breach of an agreement to supply the customer with certain starch products during the 2004 strike affecting Penford Products’ Cedar Rapids, Iowa plant. In May 2008, the trial judge ruled against Penford Products. In fiscal year 2008, the Company elected to satisfy the judgment and waive appeal rights by paying the customer approximately $3.8 million. The Company had previously reserved $2.4 million against this matter in fiscal year 2007.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

Item 4:	Reserved

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol “PENX.” On November 3, 2010, there were 440 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

Quarter Ended November 30	$9.63	$5.68	$19.79	$7.50
Quarter Ended February 28	$12.15	$7.94	$12.47	$4.88
Quarter Ended May 31	$11.68	$7.44	$6.72	$2.07
Quarter Ended August 31	$8.25	$4.83	$7.95	$5.19

Dividends

During each quarter of the first half of fiscal year 2009, the Board of Directors declared a $0.06 per share cash dividend.

In April 2009, the Board of Directors suspended payment of dividends. The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of a majority of the Series A Preferred Stock. See Note 7 to the Consolidated Financial Statements for further details. During fiscal year 2009, the Company declared dividends on its common stock of $1.4 million.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2005 to August 31, 2010) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100 - $200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2005 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company’s performance as reflected in the graph is not indicative of the Company’s future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among penford Corp. the NASDAQ Composite Index
and a peer Group

*	$100 invested on 8/31/05 in stock or index, including reinvestment of dividends fiscal year ending August 31, 2010.

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING AUGUST 31, 2010

	2005	2006	2007	2008	2009	2010
PENFORD CORPORATION	100.00	109.58	250.31	119.10	46.79	35.60
NASDAQ MARKET INDEX (U.S.)	100.00	102.72	124.11	110.06	94.81	100.82
NASDAQ MARKET CAP ($100-200M)	100.00	98.04	104.40	82.73	52.32	44.70

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

The following table sets forth certain selected financial information for the five fiscal years as of and for the period ended August 31, 2010. The amounts have been restated to reflect the reclassification of discontinued operations and should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8.

	Year Ended August 31,
	2010	2009	2008		2007		2006
	(Dollars in thousands, except share and per share data)

Operating Data:
Sales	$254,274	$255,556	$239,581		$257,944		$223,006
Cost of sales	$230,820	$243,265	$194,993		$203,886		$186,610
Gross margin percentage	9.2%	4.8%	18.6%		21.0%		16.3%
Income (loss) from continuing operations(2)	$(9,629)	$(6,645)	$(10,808	)(1)	$11,283	(1)	$2,966
Income (loss) from discontinued operations(3)	$16,312	$(58,142)	$(1,892)		$2,234		$1,262

Net income (loss)	$6,683	$(64,787)	$(12,700)		$13,517		$4,228
Diluted earnings (loss) per share from continuing operations	$(0.84)	$(0.59)	$(1.02)		$1.22		$0.33
Diluted earnings (loss) per share from discontinued operations	$1.41	$(5.21)	$(0.18)		$0.24		$0.14

Diluted earnings (loss) per share	$0.57	$(5.80)	$(1.20)		$1.46		$0.47
Dividends declared per common share	$—	$0.12	$0.24		$0.24		$0.24
Average common shares and equivalents — assuming dilution	11,600,885	11,170,493	10,565,432		9,283,125		9,004,190
Balance Sheet Data (as of August 31):
Total assets	$208,408	$258,245	$320,433		$288,388		$250,668
Capital expenditures	5,980	5,379	38,505		32,782		10,582
Long-term debt	21,038	71,141	59,860		63,403		53,171
Total debt	21,467	92,382	67,889		67,459		57,466
Redeemable preferred stock, Series A(4)	34,104	—	—		—		—
Shareholders’ equity	83,572	79,359	160,362		125,676		107,452

(1)	Includes pre-tax charges of $1.4 million and $2.4 million in fiscal years 2008 and 2007, respectively, related to the settlement of litigation.

(2)	In the third quarter of fiscal 2010, the Company refinanced its bank debt. See Note 8 to the Consolidated Financial Statements. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks in the third quarter of fiscal 2010 and recorded a loss of approximately $1.6 million. In the second quarter of fiscal 2009, the Company’s Food Ingredients business segment sold assets related to its dextrose product line to a third-party purchaser and recorded a $1.6 million gain on the sale. In the fourth quarter of fiscal 2008, the Company’s Cedar

Rapids, Iowa manufacturing facility suffered severe flooding which suspended production for most of the fourth quarter. The Company recorded pre-tax costs of $27.6 million, net of insurance recoveries in fiscal year 2008 and net insurance recoveries of $9.1 million in fiscal 2009. See Note 3 to the Consolidated Financial Statements.

(3)	In August 2009, the Company recorded a $33.0 million non-cash asset impairment charge related to the property, plant and equipment of the Australia/New Zealand Operations. In the second quarter of fiscal 2009, the Australia/New Zealand Operations recorded a $13.8 million non-cash goodwill impairment charge. See Note 2 to the Consolidated Financial Statements. In the second quarter of fiscal 2010, the liquidation of the remaining net assets of Penford Australia was substantially complete and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into earnings. Includes a pre-tax gain of $0.7 million related to the sale of land in New Zealand in fiscal year 2008.

(4)	On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt on April 8, 2010. See Note 7 to the Consolidated Financial Statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments. Penford manages its business in two segments. Industrial Ingredients and Food Ingredients are broad categories of end-market users, served by operations in the United States. See Item 1 and Note 19 to the Consolidated Financial Statements for additional information regarding the Company’s business segment operations.

Recapitalization

On April 7, 2010, the Company sold $40 million of its Series A Preferred Stock in a private placement and, on April 8, 2010, used the proceeds to pay a portion of the outstanding bank debt obligations under its credit facility. Also on April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit and there are no scheduled principal payments prior to maturity on April 7, 2015. See Notes 7 and 8 to the Consolidated Financial Statements for details of the refinancing and preferred stock issuance.

In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps and recorded a charge to earnings of $1.6 million related to amounts recorded in other comprehensive income for the interest rate swaps. See Notes 7 and 8 to the Consolidated Financial Statements.

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

The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of the Accounting Standards Codification 205-10, “Presentation of Financial Statements — Discontinued Operations” (“ASC 205-10”). Accordingly, the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 2 to the Consolidated Financial Statements for further details. At August 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $1.3 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets of the continuing operations of the Company.

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

The Company is seeking additional payments from its insurers for damages arising from the flooding in June 2008 and has filed a lawsuit against the insurers. See Note 21 to the Consolidated Financial Statements for additional information regarding this lawsuit.

Consolidated Results of Operations

Consolidated fiscal 2010 sales were comparable to the prior year, decreasing less than one percent to $254.3 million. Volume improvements in both the industrial ingredients and food ingredients businesses were offset by unfavorable pricing and product mix. Although average unit pricing for ethanol improved during fiscal 2010, the market for industrial starch remained highly price competitive.

Fiscal 2010 consolidated gross margin increased to $23.5 million, or 9.2% of sales, from $12.3 million, or 4.8% of sales, in fiscal 2009. Consolidated gross margin expanded primarily due to improvements in gross margin at the Industrial Ingredients business through increased volumes, favorable ethanol pricing and improved manufacturing yields and efficiencies. Consolidated operating loss was $4.9 million in fiscal 2010 compared to an operating loss of $6.4 million in fiscal 2009. The fiscal 2009 operating loss included $9.1 million of net insurance recoveries. The reduction in the operating loss in fiscal 2010 is due to the improvement in gross margin.

Interest expense in fiscal 2010 was $7.5 million compared with $5.6 million in fiscal 2009. Interest expense increased in fiscal 2010 due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt plus the accretion of the discount on the Series A Preferred Stock.

The effective tax rate for fiscal 2010 was 33%. In fiscal 2010, the effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to federal tax incentives for the production of ethanol offset by nondeductible dividends, discount accretion on the Company’s preferred stock, and the effect of state taxes. See Note 17 to the Consolidated Financial Statements.

Accounting Changes

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance regarding employer disclosures about postretirement benefit plan assets. The new guidance requires an employer to disclose information regarding its investment policies and strategies for its categories of plan assets, its fair value measurements of plan assets and any significant concentrations of risk in plan assets. The new guidance, which was effective September 1, 2009 for the Company, only requires the revised annual disclosures on a prospective basis. See Note 13 to the Consolidated Financial Statements for the additional disclosures.

In June 2008, the FASB issued new authoritative guidance for determining whether unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities prior to vesting and, therefore, included in the computation of earnings per share pursuant to the two-class method. The Company adopted the new guidance in the first quarter of fiscal 2010 and was required to retrospectively adjust all prior-period earnings per share data. The resulting impact of the adoption of the new guidance was to include unvested restricted shares in the computation of basic earnings per share pursuant to the two-class method which did not have a material impact on the Company’s earnings per share for the years ending August 31, 2010, 2009 and 2008. See Note 18 to the Consolidated Financial Statements.

In February 2008, the FASB issued new authoritative guidance delaying the portions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which required fair value measurements for non-recurring, nonfinancial assets and liabilities that are recognized or disclosed at fair value until the Company’s fiscal year 2010. The adoption of this guidance on September 1, 2009 had no effect on the Company’s financial position or results of operations. See Note 15 to the Consolidated Financial Statements.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Industrial Ingredients

	Year Ended August 31,
	2010	2009
	(Dollars in thousands)

Sales — industrial starch	$115,681	$131,709
Sales — ethanol	68,335	54,817

Total sales	$184,016	$186,526
Gross margin	$461	$(9,327)
Loss from operations	$(11,512)	$(11,154)

Industrial Ingredients fiscal 2010 sales of $184.0 million declined $2.5 million, or 1.3%, from fiscal 2009. Industrial starch sales of $115.7 million declined 12% from fiscal 2009 sales of $131.7 million on competitive pricing and lower pass through of corn costs to customers, offset by volume increases of 5%. The industrial starch business continued to be impacted by weak demand for printing and writing paper products. Sales of the Company’s Liquid Natural Additives products, included in the industrial starch sales amount, improved 28% driven by volume increases. During fiscal 2010, the Industrial Ingredients business shifted more of its manufacturing mix to the production of ethanol. Sales of ethanol expanded 25% to $68.3 million from $54.8 million in fiscal 2009 as both volume and pricing improved.

Gross margin improved to $0.5 million in fiscal 2010 from a negative margin of $9.3 million in fiscal 2009. Margins improved due to the impact of increased volumes of both industrial starch and ethanol of $4.6 million, favorable ethanol pricing of $2.0 million, improved manufacturing yields and efficiencies of $9.0 million, favorable energy costs and yields of $6.7 million and reduced distribution costs of $2.4 million, offset by unfavorable industrial starch pricing and mix of $14.7 million.

The loss from operations for fiscal 2010 increased $0.4 million to $11.5 million; however, the operating loss for fiscal 2009 of $11.2 million included $9.1 million of net insurance recoveries related to the Cedar Rapids flooding in fiscal 2008. Excluding the impact of the net insurance recoveries, operating income increased by $8.8 million driven by the increase in gross margin. Operating expenses increased by $1.2 million primarily due to increased legal costs related to the litigation against the Company’s insurance carriers (see Note 21 to the Consolidated Financial Statements). Research and development expenses of $2.4 million were comparable to last year.

Food Ingredients

	Year Ended August 31,
	2010	2009
	(Dollars in thousands)

Sales	$70,258	$69,030
Gross margin	$22,993	$21,618
Income from operations	$15,145	$13,512

Sales of $70.3 million for the year ended August 31, 2010, increased 1.8%, or $1.2 million, on volume growth of 8% partially offset by unfavorable product mix and pricing. In the second quarter of fiscal 2009, the Company sold its dextrose product line which generated $1.9 million in sales for fiscal 2009. Excluding dextrose product sales in fiscal 2009, the Food Ingredients sales for fiscal 2010 increased $3.2 million, or 4.7%. Sales of applications to growth end markets, protein, bakery and pet chews, grew 16%.

Gross margin improved $1.4 million on lower raw material, distribution and energy costs. Income from operations grew 12% on an increase in gross margin. Operating expenses declined $0.4 million to $5.9 million compared to fiscal 2009 and research and development expenses increased $0.1 million to $1.9 million.

Corporate Operating Expenses

Corporate operating expenses decreased to $8.4 million in fiscal 2010 from $9.3 million in fiscal 2009, primarily due to a decrease in professional fees and employee related costs.

Fiscal 2009 Compared to Fiscal 2008

Industrial Ingredients

	Year Ended August 31,
	2009	2008
	(Dollars in thousands)

Sales — industrial starch	$131,709	$167,365
Sales — ethanol	54,817	5,955

Total sales	$186,526	$173,320
Gross margin	$(9,327)	$26,248
Loss from operations	$(11,154)	$(16,541)

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

Food Ingredients

	Year Ended August 31,
	2009	2008
	(Dollars in thousands)

Sales	$69,030	$66,261
Gross margin	$21,618	$18,340
Income from operations	$13,512	$10,178

Sales at the Food Ingredients business of $69.0 million rose $2.8 million, or 4.2%, over fiscal 2008, driven by improvements in average unit selling prices. The annual volume declined 7% from 2008, approximately half of which was due to the sale of the dextrose business in the second quarter of fiscal 2009. Sales of non-coating applications, excluding dextrose applications, grew 3.5% and sales of coating applications rose 11%.

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

Non-Operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Loss on extinguishment of debt	$(1,049)	$—	$—
Loss on interest rate swap termination	(1,562)	—	—
Gain on sale of dextrose product line	—	1,562	—
Gain (loss) on foreign currency transactions	419	127	(217)
Gain on cash flow hedges	—	—	2,890
Other	271	226	87

	$(1,921)	$1,915	$2,760

On April 7, 2010, the Company refinanced its bank debt. See Note 8 to the Consolidated Financial Statements. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.

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

Interest expense

Interest expense was $7.5 million, $5.6 million and $3.1 million in fiscal years 2010, 2009 and 2008, respectively. Interest expense for the year ended August 31, 2010 increased primarily due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt plus the accretion of the discount on the Series A Preferred Stock. On April 7, 2010, the Company issued $40 million of preferred stock at a dividend rate of 15%, the proceeds of which were used to repay outstanding bank debt. Prior to the $40 million repayment, the Company paid interest at LIBOR (London Interbank Offered Rate) plus 5%. See Notes 7 and 8 to the Consolidated Financial Statements.

Interest expense for fiscal 2009 increased $2.5 million over the prior year’s expense due to a $1.1 million decrease in the interest costs capitalized in connection with the construction of the ethanol facility, an increase in average debt balances, and an increase in the applicable margin over LIBOR beginning July 2009.

Income taxes

The effective tax rates for fiscal years 2010, 2009 and 2008 were 33%, 34% and 33%, respectively. The effective tax rate for fiscal 2010 is lower than the U.S. federal statutory rate of 35% primarily due to tax incentives for the production of ethanol, offset by dividends and discount accretion on the preferred stock which are recorded as interest expense for financial reporting purposes but are not deductible in the computation of taxable income, and the effect of state taxes. In fiscal 2009 and 2008, the effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to adjustments to the unrecognized tax benefits and adjustments resulting from filing current and amended tax returns, offset by state income taxes. See Note 17 to the Consolidated Financial Statements.

At August 31, 2010, the Company had $17.8 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred losses in fiscal 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years. The Company expects to recover its deferred tax assets through future taxable income; however, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

Results of Discontinued Operations

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Sales	$16,992	$78,030	$107,532

Loss from operations	(1,848)	(57,754)	(5,145)
Interest expense	444	973	993
Gain on sale of assets	199	—	—
Reclassification of currency translation adjustments into earnings	13,420	—	—
Other non-operating income (loss), net	490	1,734	2,675

Income (loss) on discontinued operations before income taxes	11,817	(56,993)	(3,463)
Income tax expense (benefit)	(4,495)	1,149	(1,571)

Income (loss) on discontinued operations	$16,312	$(58,142)	$(1,892)

Fiscal 2010

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

Proceeds from the sales included $2.0 million in escrow to be released in four equal installments payable at six months, ten months, twenty months and thirty months from November 27, 2009. Penford Australia received the first two installments of $0.5 million each in May 2010 and September 2010. The remaining escrowed payments are subject to the buyer’s right to make warranty claims under the sale contract. Penford Australia currently expects that all warranties will be satisfied and that it will receive the proceeds from the escrow account as scheduled. The $1.5 million receivable at August 31, 2010 is included in other current assets in the Consolidated Balance Sheets.

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

In fiscal years 2008 and 2009, the Company’s Australian operations reported tax losses. As of August 31, 2009, the Company’s discontinued Australian operations had recorded a valuation allowance of $14.6 million against the entire Australian net deferred tax asset because of the uncertainty of generating sufficient future taxable income. In fiscal 2010, the Australian operations recorded $13.6 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At August 31, 2010, the valuation allowance related to the Australian net deferred tax asset was $10.9 million.

The liquidation of the remaining net assets of Penford Australia was substantially completed in fiscal 2010 and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into earnings.

At August 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $1.3 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets of the continuing operations of the Company.

Fiscal 2009

In fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand reporting unit.

At August 31, 2009, in accordance with the accounting guidance regarding assets held for sale, the Company recorded the long-lived assets of the Australia/New Zealand Operations at the lower of their carrying values or fair value less costs to sell. The Company recorded a non-cash asset impairment charge of $33.0 million in fiscal 2009 to reduce the carrying value of the long-lived assets of the Australia/New Zealand Operations to estimated fair value less costs to sell.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires on April 7, 2015. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2011.

Operating Activities

At August 31, 2010, Penford had working capital from continuing operations of $35.1 million, and $18.9 million outstanding under its credit facility. Cash flow generated from continuing operations was $10.1 million in fiscal 2010 compared with cash used in operations of $11.2 million and $1.4 million in fiscal years 2009 and 2008, respectively. Cash flow generated by operations in fiscal 2010 grew as working capital requirements, which had increased in fiscal 2009 during the flood recovery, stabilized during the year. The change in cash flow in fiscal 2009 from fiscal 2008 was primarily due to an increase in trade receivables of $20.1 million as sales of the Industrial Ingredients business grew after the Cedar Rapids flooding in fiscal 2008 and reduction in payables of $16.0 million.

Investing Activities

Capital expenditures were $6.0 million, $5.4 million and $38.5 million in fiscal years 2010, 2009 and 2008, respectively. Capital expenditures in fiscal 2008 included $26.9 million for construction of the ethanol production facility in Cedar Rapids, Iowa. Penford expects capital expenditures to be approximately $9.5 million in fiscal 2011. In fiscal 2009, the Company’s Food Ingredients business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs.

Financing Activities

Bank Debt

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

The 2010 Agreement refinanced the unpaid debt remaining under the 2007 Agreement. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On August 31, 2010, the Company had $18.9 million outstanding under the 2010 Agreement. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. As of August 31, 2010, all of the Company’s outstanding bank debt was subject to variable interest rates.

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

The 2010 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2010 Agreement) shall not exceed 3.00. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2010 Agreement, of not less than 1.35. Annual capital expenditures are restricted to $15 million (excluding certain capital expenditures specified in the 2010 Agreement) if the Total Funded Debt Ratio is greater than 2.00 for two consecutive fiscal quarters. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2010 Agreement as of August 31, 2010.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010. At August 31, 2010, the Company had $1.8 million outstanding related to the IDED loans.

In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in the third quarter of fiscal 2010 and recorded a charge to earnings of $1.6 million.

Preferred Stock

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt on April 8, 2010. See Note 7 to the Consolidated Financial Statements.

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At August 31, 2010, the carrying value of the Series A Preferred Stock liability of $34.1 million includes $1.5 million of accrued dividends, and $0.4 million of discount accretion for the period from the date of issuance to August 31, 2010. The accrued dividends represent the 9% dividends that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the consolidated statements of operations.

The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock may accrue or be paid currently at the discretion of the Company. Dividends are payable quarterly beginning May 31, 2010.

Dividends

During each quarter of the first half of fiscal year 2009, the Board of Directors declared a $0.06 per share cash dividend on common stock.

In April 2009, the Board of Directors suspended payment of dividends. The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of a majority of the Series A Preferred Stock. See Note 7 to the Consolidated Financial Statements for further details. During fiscal year 2009, the Company declared dividends on its common stock of $1.4 million.

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

Management has reviewed the accounting estimates and related disclosures with the Audit Committee of the Board of Directors. The estimates that management believes are the most important to the financial statements and that require the most difficult, subjective and complex judgments include the following:

•	Evaluation of the allowance for doubtful accounts receivable

•	Hedging activities

•	Benefit plans

•	Long-lived Assets

•	Valuation of goodwill

•	Self-insurance program

•	Income taxes

•	Stock-based compensation

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2010, the allowance for doubtful accounts receivable was $0.4 million.

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

The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by generally accepted accounting principles in the United States. These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements to qualify for derivative accounting, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. See Note 15 to the Consolidated Financial Statements.

Benefit Plans

Penford has defined benefit plans for its U.S. employees providing retirement benefits and coverage for retiree health care. Qualified third-party actuaries assist management in determining the expense and funded status of these employee benefit plans. Management makes several estimates and assumptions in order to measure the expense and funded status, including interest rates used to discount certain liabilities, rates of return on plan assets, rates of compensation increases, employee turnover rates, anticipated mortality rates, and increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the Company’s future results of operations. Disclosure about these estimates and assumptions are included in Note 13 to the Consolidated Financial Statements. See “Defined Benefit Pension and Postretirement Benefit Plans” below.

Long-lived Assets

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying values may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using discounted cash flows or independent appraisals, as appropriate. Estimating future cash flows requires significant judgment by management in such areas as future economic and industry-specific conditions, product pricing and sales volume and capital expenditures.

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

At August 31, 2010, the Company had $17.8 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company expects to recover its tax assets through future taxable income; however, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required against all or a portion of the net deferred tax assets in the future.

A tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the tax return position will be sustained upon examination by the applicable taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 17 to the Consolidated Financial Statements. The liability for unrecognized tax benefits contains uncertainties because the Company is required to make assumptions and to apply judgment to estimate the exposures associated with the various tax filing positions. Management believes that the judgments and estimates it uses in evaluating its tax filing positions are reasonable; however, actual results could differ, and the Company may be exposed to significant gains and losses and the Company’s effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life. See Note 12 to the Consolidated Financial Statements.

If circumstances change, and the Company uses different assumptions for volatility, interest, dividends and option life in estimating the fair value of stock-based awards granted in future periods, stock-based compensation expense may differ significantly from the expense recorded in the current period. ASC 718 requires forfeitures to be estimated at the date of grant and revised in subsequent periods if actual forfeitures differ from those estimated. Therefore, if actual forfeiture rates differ significantly from those estimated, the Company’s results of operations could be materially impacted.

Contractual Obligations

As more fully described in Notes 7, 8 and 11 to the Consolidated Financial Statements, the Company is a party to various debt, preferred stock and lease agreements at August 31, 2010 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2010 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2010 (in thousands):

	2011	2012-2013	2014-2015	2016 & After	Total

Long-term debt and capital lease obligations	$429	$887	$20,151	$—	$21,467
Postretirement medical(1)	689	1,574	1,846	5,879	9,988
Defined benefit pensions(2)	2,316	—	—	—	2,316
Dividends on preferred stock(3)	2,572	5,885	7,032	41,255	56,744
Redemption of preferred stock(4)	—	—	—	40,000	40,000
Operating lease obligations	3,751	5,310	2,456	881	12,398
Purchase obligations	71,341	3,088	—	—	74,429

	$81,098	$16,744	$31,485	$88,015	$217,342

(1)	Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2019 based on actuarial assumptions.

(2)	Estimated contributions to the defined benefit pension plans for fiscal year 2011. The actual amounts funded in 2011 may differ from the amounts listed above. Contributions in fiscal years 2012 through 2016 and beyond are excluded as those amounts are unknown.

(3)	Payments for dividends on the Series A Preferred Stock represent the 6% dividends due and payable in cash each quarter until redemption. The 9% dividends which may be paid in cash or accrued each quarter until redemption are assumed to be accrued and paid at redemption. Redemption is assumed to occur on April 7, 2017.

(4)	Redemption of the Series A Preferred Stock is assumed to occur on April 7, 2017.

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

The most significant assumptions used to determine benefit expense and benefit obligations are the discount rate and the expected return on assets assumption. See Note 13 to the Consolidated Financial Statements for the assumptions used by Penford.

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2008 (6.51%), 2009 (6.92%) and 2010 (5.98%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by $0.1 million. During fiscal 2010, bond yields declined and Penford has lowered the discount rate for calculating its benefit obligations at August 31, 2010, as well as net periodic expense for fiscal 2011, to 5.64%.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2010. A 50 basis point decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on plan assets at August 31, 2010. The expected return on plan assets used in calculating fiscal 2011 pension expense is 8.0%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2010, unrecognized losses from all sources are $18.0 million for the pension plans and unrecognized losses of $2.2 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $1.4 million in fiscal 2011. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by approximately $0.1 million in fiscal 2011.

Penford recognized pension expense of $3.8 million, $2.0 million and $1.6 million in fiscal years 2010, 2009 and 2008, respectively. Penford expects pension expense to be approximately $3.7 million in fiscal 2011. The Company contributed $3.4 million, $1.1 million and $1.5 million to the pension plans in fiscal years 2010, 2009 and 2008, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $2.3 million during fiscal 2011. Because of the decline in general economic and capital market conditions, the Company expects that pension plan funding contributions will increase over the medium and long term.

The Company recognized benefit expense for its postretirement health care plan of $1.6 million, $1.0 million and $1.0 million in fiscal years 2010, 2009 and 2008, respectively. Penford expects to recognize approximately $1.2 million in postretirement health care benefit expense in fiscal 2011. The Company contributed $0.5 million in each fiscal years 2010, 2009 and 2008 to the postretirement health care plans and estimates that it will contribute $0.5 million in fiscal 2011.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will affect future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements relating to fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance also requires a roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured in Level 3 (significant unobservable inputs). For the Company, the disclosures related to the transfers of assets and liabilities were effective for the third quarter of fiscal 2010. The Company had no transfers and no disclosure was required. The disclosure on the roll forward activities for Level 3 fair value measurements will be effective in the third quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this guidance will not have an impact on the Company’s financial position, results of operations or liquidity.

Forward-looking Statements

This Annual Report on Form 10-K (“Annual Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 1 — Business and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

•	unanticipated costs, expenses or third-party claims;

•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

•	interest rate, chemical and energy cost volatility;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates,

•	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended;

•	other factors described in Part I, Item 1A “Risk Factors.”

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2010, all of the Company’s outstanding bank debt is subject to variable interest rates, which are generally set for one or three months. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2010 is approximately $0.2 million.

Foreign Currency Exchange Rates

At August 31, 2009, the Company had U.S.-Australian dollar currency exchange rate risks due to debt borrowings denominated in Australian dollars. At August 31, 2010, the Australian dollar-denominated debt had been repaid and the Company has no plans to borrow funds in a foreign currency.

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

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures and options contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2010 and 2009, the fair value of the Company’s net corn position was approximately $1.6 million and $(1.5) million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2010 and 2009 is approximately $161,000 and $149,000, respectively.

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

Penford’s exchange traded futures and options contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2010 and 2009, the fair value of the natural gas exchange-traded futures and options contracts was a loss of approximately $1.2 million and a loss of approximately $1.3 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2010 and 2009 is estimated at $125,000 and $130,000, respectively.

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2010	2009
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$315	$5,540
Trade accounts receivable, net	26,749	32,192
Inventories	19,849	18,155
Prepaid expenses	5,237	5,081
Income tax receivable	3,678	3,892
Other	5,287	3,476
Current assets of discontinued operations	—	38,486

Total current assets	61,115	106,822
Property, plant and equipment, net	111,930	119,049
Restricted cash value of life insurance	7,951	9,761
Deferred tax assets	16,493	8,277
Other assets	2,615	2,075
Other intangible assets, net	407	481
Goodwill, net	7,897	7,553
Non-current assets of discontinued operations	—	4,227

Total assets	$208,408	$258,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdraft, net	$4,385	$—
Current portion of long-term debt and capital lease obligations	429	21,241
Accounts payable	14,650	14,745
Accrued liabilities	6,536	8,972
Current liabilities of discontinued operations	—	16,028

Total current liabilities	26,000	60,986
Long-term debt and capital lease obligations	21,038	71,141
Redeemable preferred stock, Series A (Note 7)	34,104	—
Other postretirement benefits	16,891	17,678
Pension benefit liability	20,597	18,043
Other liabilities	6,206	8,187
Non-current liabilities of discontinued operations	—	2,851

Total liabilities	124,836	178,886
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,354 shares in 2010 and 13,247 shares in 2009, including treasury shares	13,190	13,157
Preferred stock, Series B (Note 7)	100	—
Additional paid-in capital	102,303	93,829
Retained earnings	14,586	7,944
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(13,850)	(2,814)

Total shareholders’ equity	83,572	79,359

Total liabilities and shareholders’ equity	$208,408	$258,245

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands, except
	share and per share data)

Sales	$254,274	$255,556	$239,581
Cost of sales	230,820	243,265	194,993

Gross margin	23,454	12,291	44,588
Operating expenses	23,943	23,501	25,727
Research and development expenses	4,371	4,348	5,671
Flood related costs, net of insurance proceeds	—	(9,109)	27,555
Other costs	—	—	1,411

Loss from operations	(4,860)	(6,449)	(15,776)
Interest expense	7,550	5,557	3,089
Other non-operating income (expense), net	(1,921)	1,915	2,760

Loss from continuing operations before income taxes	(14,331)	(10,091)	(16,105)
Income tax benefit	(4,702)	(3,446)	(5,297)

Loss from continuing operations	(9,629)	(6,645)	(10,808)
Income (loss) from discontinued operations, net of tax	16,312	(58,142)	(1,892)

Net income (loss)	$6,683	$(64,787)	$(12,700)

Weighted average common shares and equivalents outstanding, basic and diluted	11,600,885	11,170,493	10,565,432

Earnings (loss) per common share:
Basic loss per share from continuing operations	$(0.84)	$(0.59)	$(1.02)
Basic earnings (loss) per share from discontinued operations	1.41	(5.21)	(0.18)

Basic earnings (loss) per share	$0.57	$(5.80)	$(1.20)

Diluted loss per share from continuing operations	$(0.84)	$(0.59)	$(1.02)
Diluted earnings (loss) per share from discontinued operations	1.41	(5.21)	(0.18)

Diluted earnings (loss) per share	$0.57	$(5.80)	$(1.20)

Dividends declared per common share	$—	$0.12	$0.24

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Net income (loss)	$6,683	$(64,787)	$(12,700)

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $530, $(1,255) and $1,999	(864)	2,047	(3,261)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $1,555, $(1,837) and $1,574	2,537	(2,998)	2,568
Foreign currency translation adjustments	930	(7,635)	2,041
Gain from foreign currency translation reclassified into earnings	(13,420)	—	—
Actuarial loss on post retirement liabilities, net of tax benefit of $780, $5,441 and $571	(1,272)	(8,879)	(931)

Loss from post retirement liabilities reclassified to earnings, net of tax benefit of $645, $119 and $57	1,053	194	94

Other comprehensive income (loss)	(11,036)	(17,271)	511

Total comprehensive loss	$(4,353)	$(82,058)	$(12,189)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Operating activities:
Net income (loss)	$6,683	$(64,787)	$(12,700)
Less: Net income (loss) from discontinued operations	$16,312	$(58,142)	$(1,892)

Net loss from continuing operations	$(9,629)	$(6,645)	$(10,808)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	14,791	14,455	12,066
Stock-based compensation	1,611	2,656	2,256
Loss (gain) on sale and disposal of assets	(2)	(1,554)	3,669
Deferred income tax benefit	(4,578)	—	(5,019)
Loss (gain) on derivative transactions	2,522	(133)	661
Foreign currency transaction gain	(419)	(127)	(706)
Loss on early extinguishment of debt	1,049	—	—
Excess tax benefit from stock-based compensation	—	—	(86)
Change in operating assets and liabilities:
Trade accounts receivable	5,250	(20,111)	24,615
Inventories	(3,356)	7,754	(9,572)
Prepaid expenses	(383)	(1,429)	305
Accounts payable and accrued liabilities	854	(15,987)	6,222
Income taxes	(138)	4,222	(8,453)
Insurance recovery receivable	—	8,000	(8,000)
Other	2,496	(2,281)	(8,529)

Net cash flow provided by (used in) operating activities — continuing operations	10,068	(11,180)	(1,379)

Investing activities:
Acquisitions of property, plant and equipment, net	(5,980)	(5,379)	(38,505)
Proceeds from sale of dextrose product line	—	2,857	—
Net proceeds received from sale of discontinued operations and other	20,712	725	(75)

Net cash provided by (used in) investing activities — continuing operations	14,732	(1,797)	(38,580)

Financing activities:
Proceeds from revolving line of credit	30,700	55,931	67,529
Payments on revolving line of credit	(58,033)	(24,500)	(41,052)
Proceeds from issuance of long-term debt	2,000	—	—
Payments on long-term debt	(45,992)	(7,750)	(27,625)
Proceeds from issuance of preferred stock	40,000	—	—
Issuance costs of preferred stock	(1,995)	—	—
Exercise of stock options	—	—	352
Payments on capital lease obligations	(245)	(263)	(67)
Payment of loan fees	(1,227)	(1,574)	(63)
Excess tax benefit from stock-based compensation	—	—	86
Increase (decrease) in cash overdraft.	4,385	(1,301)	(3,609)
Payment of dividends	—	(2,026)	(2,449)
Net proceeds from issuance of common stock	—	—	46,844
Other	19	—	13

Net cash (used in) provided by financing activities — continuing operations	(30,388)	18,517	39,959

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	6,329	(1,713)	9,901
Net cash provided by (used in) investing activities	(2,848)	(290)	(1,249)
Net cash (used in) provided by financing activities	(3,399)	2,044	(7,722)
Effect of exchange rate changes on cash and cash equivalents	(353)	59	(396)

Net cash (used in) provided by discontinued operations	(271)	100	534

Increase (decrease) in cash and cash equivalents	(5,859)	5,640	534
Cash and cash equivalents of continuing operations , beginning of year	5,540	—	—
Cash balance of discontinued operations, beginning of year	634	534	—

Cash and cash equivalents, end of year	315	6,174	534
Less: cash balance of discontinued operations, end of year	—	634	534

Cash and cash equivalents of continuing operations, end of year	$315	$5,540	$—

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$4,939	$3,596	$2,609
Income taxes paid (refunded), net	$(172)	$(10,300)	$9,742
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$34	$—	$1,150

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Common stock
Balance, beginning of year	$13,157	$13,127	$11,099
Exercise of stock options	—	—	28
Issuance of restricted stock, net	33	30	—
Issuance of common stock	—	—	2,000

Balance, end of year	13,190	13,157	13,127

Preferred stock
Balance, beginning of year	—	—	—
Issuance of preferred stock, Series B	100	—	—

Balance, end of year	100	—	—

Additional paid-in capital
Balance, beginning of year	93,829	91,443	43,902
Exercise of stock options	—	—	322
Tax benefit (deficiency) on stock option and awards	(321)	(256)	86
Stock based compensation	1,586	2,672	2,289
Issuance of restricted stock, net	(33)	(30)	—
Issuance of common stock	—	—	44,844
Issuance of preferred stock	7,242	—	—

Balance, end of year	102,303	93,829	91,443

Retained earnings
Balance, beginning of year	7,944	74,092	89,486
Cumulative effect of a change in accounting principle	—	—	(118)

	7,944	74,092	89,368
Net income (loss)	6,683	(64,787)	(12,700)
Dividends declared	—	(1,352)	(2,576)
Other	(41)	(9)	—

Balance, end of year	14,586	7,944	74,092

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(2,814)	14,457	13,946
Change in fair value of derivatives, net of tax	(864)	2,047	(3,261)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	2,537	(2,998)	2,568
Foreign currency translation adjustments	930	(7,635)	2,041
Gain from foreign currency translation reclassified into earnings	(13,420)	—	—
Net increase in postretirement liabilities, net of tax	(219)	(8,685)	(837)

Balance, end of year	(13,850)	(2,814)	14,457

Total shareholders’ equity	$83,572	$79,359	$160,362

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 —	Summary of Significant Accounting Policies

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

Penford manages its business in two segments. The Industrial Ingredients and Food Ingredients segments, located in the U.S., are broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrin to the food manufacturing and food service industries. See Note 19 for financial information regarding the Company’s business segments.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year presentation.

Discontinued Operations

In August 2009, the Company committed to a plan to exit from the business conducted by the Company’s Australia/New Zealand Operations. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited (“Penford New Zealand”). On November 27, 2009, the Company completed the sale of the operating assets of its subsidiary company Penford Australia Limited (“Penford Australia”), including its two remaining Australian plants. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations for all periods for which an income statement is presented. The assets and liabilities of this business were reflected as assets and liabilities of discontinued operations in the consolidated balance sheets as of August 31, 2009 and 2008. At August 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $1.3 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets and liabilities of the continuing operations of the Company. See Note 2 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property and equipment and valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and temporary investments with maturities of less than three months when purchased. Amounts are reported in the balance sheets at cost, which approximates fair value.

Cash Overdrafts

Cash overdrafts represent the amount by which outstanding checks issued, but not yet presented to banks for disbursement, exceed balances on deposit in the applicable bank accounts. The changes in cash overdrafts are included as a component of cash flows from financing activities in the consolidated statements of cash flows.

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2010, 2009 and 2008 is as follows (dollars in thousands):

	Balance	Charged to
	Beginning of	Costs and	Deductions	Balance
	Year	Expenses	and Other	End of Year

Year ended August 31:
2010	$605	$(218)	$(37)	$350
2009	$550	$(2)	$57	$605
2008	$725	$(154)	$(21)	$550

Approximately 45%, 52% and 70% of the Company’s sales in fiscal 2010, 2009 and 2008, respectively, were made to customers who operate in the paper industry. This industry has suffered an economic downturn, which has resulted in the closure of a number of smaller mills.

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out (“FIFO”) method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC” or the “Codification”) 350, “Intangibles — Goodwill and Other,” goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if there is an indication of impairment.

The Company evaluates its goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. To determine whether goodwill is impaired, Penford compares the fair value of each reporting units to that report unit’s carrying amount. If the fair value of the reporting unit is greater than its carrying amount goodwill is not considered impaired. If the fair value of the reporting unit is lower than its carrying amount, Penford then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and if the carrying value is higher than the fair value, an impairment is recorded. The implied fair value of a reporting unit is determined using a discounted cash flow method considering the Company’s the market capitalization.

The Company completed its annual goodwill impairment test as of June 1, 2010 and determined there was no impairment to the recorded value of goodwill.

Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2010, the weighted average remaining amortization period for patents is six years. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Equipment and vehicle leases generally have average useful lives ranging from three to twelve years and real estate between twelve to forty-six years. Depreciation, which includes depreciation of assets under capital leases, of $13.1 million, $13.8 million and $11.7 million was recorded in fiscal years 2010, 2009 and 2008, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. No interest was capitalized in fiscal years 2010 and 2009. In fiscal 2008, the Company capitalized $1.1 million in interest costs related to the ethanol facility construction.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between financial and income tax reporting methods. Deferred taxes are recorded using the liability method in recognition of these temporary differences. A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. The Company has not provided deferred taxes related to its investment in foreign subsidiaries, which are classified as discontinued operations, as it does not expect future distributions from the subsidiaries or repayments of permanent advances.

Revenue Recognition

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped and title transfers to the customer. This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. Costs associated with shipping and handling is included in cost of sales.

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. Research and development costs expensed were $4.4 million, $4.3 million and $5.7 million in fiscal 2010, 2009 and 2008, respectively.

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Statement of Operations amounts are translated at average exchange rates prevailing during the year. For fiscal years 2010 and 2009, the net foreign currency transaction gain (loss) recognized in earnings was $0.4 million, $0.1 million and $(0.2) million for fiscal years 2010, 2009 and 2008, respectively.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are reported at fair value in other current assets or accounts payable in the consolidated balance sheets.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments are recognized in current earnings as a component of cost of goods sold. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in cash flows or fair value of the hedged item, then the changes in fair value would be recognized in current earnings as a component of cost of good sold or interest expense.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 27%, 21% and 2% of the Company’s net sales for fiscal years 2010, 2009 and 2008, respectively. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 8%, 11% and 15% of the Company’s net sales for fiscal years 2010, 2009 and 2008, respectively. Domtar, Inc. and Eco-Energy are customers of the Company’s Industrial Ingredients business. Export sales accounted for approximately 9%, 8% and 11% of consolidated sales in fiscal 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation — Stock Compensation.” The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 12 for further detail.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements relating to fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in an active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance also requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured in Level 3 (significant unobservable inputs). For the Company, the disclosures related to the transfers of assets and liabilities were effective for the third quarter of fiscal 2010. The Company had no transfers and no disclosure was required. The disclosure on the roll forward activities for Level 3 fair value measurements will be effective in the third quarter of fiscal 2011. Other than requiring additional disclosures, adoption of this guidance will not have an impact on the Company’s financial position, results of operations or liquidity.

Note 2 —	Discontinued Operations

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

Proceeds from the sales included $2.0 million in escrow to be released in four equal installments payable at six months, ten months, twenty months and thirty months from November 27, 2009. Penford Australia received the first two installments of $0.5 million each in May 2010 and September 2010. The remaining escrowed payments are subject to the buyer’s right to make warranty claims under the sale contract. Penford Australia currently expects that all warranties will be satisfied and that it will receive the proceeds from the escrow account as scheduled. The

$1.5 million receivable is included in other current assets in the Consolidated Balance Sheets at August 31, 2010. In addition, Penford Australia received approximately $0.8 million as further compensation for grain inventory on hand on the date of sale.

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Sales	$16,992	$78,030	$107,532

Loss from operations	$(1,848)	$(57,754)	$(5,145)
Interest expense	444	973	993
Gain on sale of assets	199	—	—
Reclassification of currency translation adjustments into earnings	13,420	—	—
Other non-operating income, net	490	1,734	2,675

Income (loss) from discontinued operations before taxes	11,817	(56,993)	(3,463)
Income tax expense (benefit)	(4,495)	1,149	(1,571)

Income (loss) from discontinued operations, net of tax	$16,312	$(58,142)	$(1,892)

At August 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $1.3 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets of the continuing operations of the Company.

August 31, 2009
(Dollars in thousands)

ASSETS
Cash	$634
Trade accounts receivable, net	14,482
Inventories	22,129
Prepaid expenses	595
Income tax receivable	190
Other	456

Current assets of discontinued operations	38,486

Property, plant and equipment, net	3,799
Goodwill and other intangible assets, net	—
Other assets	428

Non-current assets of discontinued operations	4,227

Total assets of discontinued operations	$42,713

LIABILITIES
Short-term borrowings	$3,327
Accounts payable	10,697
Accrued liabilities	2,004

Current liabilities of discontinued operations	16,028

Other liabilities	2,851

Non-current liabilities of discontinued operations	2,851

Total liabilities of discontinued operations	$18,879

The financial statements have been prepared in compliance with the provisions of ASC 205-10. Accordingly, as of August 31, 2009, the Company stated the long-lived assets of the Australia/New Zealand Operations at the lower of their carrying values or fair value less costs to sell. The Company estimated fair value of the long-lived assets based on executed sales agreements for substantially all of its Australian operating assets and the completed sale price of Penford New Zealand. During fiscal 2010, there were no significant changes to these estimates. The Company recorded a non-cash asset impairment charge of $33.0 million in the fourth quarter of fiscal 2009 to reduce the carrying value of the long-lived assets of the Australia/New Zealand Operations to estimated fair value less costs to sell.

During fiscal 2010, the Company determined that intercompany loans made by its U.S. operations to its Australian subsidiaries would not be fully collectible from the proceeds of the Australian asset sales and the liquidation of the remaining net financial assets. Accordingly, the Company recorded an impairment charge in the U.S. of $13.6 million, which was classified in discontinued operations for financial reporting purposes. The impairment charge was offset against $13.6 million of income in the Australian operations discussed below. The U.S. tax benefit of the impairment was also recorded in discontinued operations.

In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand reporting unit.

The Company’s Australian operations reported tax losses for fiscal years 2008, 2009 and 2010. Australian tax law provides for an unlimited carryforward period for net operating losses but does not allow losses to be carried back to previous tax years. Due to the classification of the Australia operations as discontinued and the uncertainty related to generating sufficient future taxable income in Australia, the Company believes that it is more likely than not that the net deferred tax benefit will not be realized. The Company’s discontinued Australian operations recorded a valuation allowance as of August 31, 2009 of $14.6 million against the entire Australian net deferred tax asset. During fiscal 2010, the Australian operations recorded $13.6 million of income related to the U.S. impairment discussed above. Accordingly, the Company decreased its deferred tax asset related to the carryfoward of net operating losses and reversed the corresponding tax valuation allowance. At August 31, 2010, the valuation allowance related to the Australian net deferred tax asset was $10.9 million.

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

Insurance recoveries

During the fiscal years 2009 and 2008, the Company recognized insurance recoveries of $16.7 million and $10.5 million, respectively. These recoveries have been recorded as an offset to the losses caused by the flooding. The Company is seeking additional payments from its insurers for damages arising from the flooding. See Note 21.

Note 4 —	Inventories

Components of inventory are as follows:

	August 31,
	2010	2009
	(Dollars in thousands)

Raw materials	$8,708	$7,265
Work in progress	1,299	1,921
Finished goods	9,842	8,969

Total inventories	$19,849	$18,155

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. See Note 15.

Note 5 —	Property and equipment

Components of property and equipment are as follows:

	August 31,
	2010	2009
	(Dollars in thousands)

Land	$10,307	$10,229
Plant and equipment	324,904	321,356
Construction in progress	4,272	2,214

	339,483	333,799
Accumulated depreciation	(227,553)	(214,750)

Net property and equipment	$111,930	$119,049

The above table includes approximately $0.7 million and $0.9 million of equipment under capital leases for fiscal years 2010 and 2009, respectively.

Note 6 —	Goodwill and other intangible assets

The Company’s goodwill of $7.9 million and $7.6 million at August 31, 2010 and 2009, respectively, represents the excess of acquisition costs over the fair value of the net assets of Penford Australia which was allocated to the Company’s Food Ingredients reporting unit. The increase in goodwill is due to the change in the foreign currency exchange rates prior to the divestiture of the Australian assets.

Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of six years as of August 31, 2010. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31, 2010		August 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Patents	$1,768	$1,361	$1,768	$1,287

Amortization expense related to intangible assets was $0.1 million in each of fiscal years 2010, 2009 and 2008. The estimated aggregate annual amortization expense for patents is not significant for the next five fiscal years, 2011 through 2015.

Note 7 —	Preferred Stock Subject to Mandatory Redemption

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt on April 8, 2010. The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at August 31, 2010 in two series as shown below.

Shares Issued and
Outstanding

Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000
Series B Voting Convertible Preferred Stock	100,000

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At August 31, 2010, the carrying value of the Series A Preferred Stock liability of $34.1 million includes $1.5 million of accrued dividends, and $0.4 million of discount accretion for the period from the date of issuance to August 31, 2010. The accrued dividends represent the 9% dividends that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the consolidated statements of operations.

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

Note 8 —	Debt

	August 31,
	2010	2009
	(Dollars in thousands)

Secured credit agreements — revolving loans, 4.61% weighted average interest rate at August 31, 2010	$18,900	$45,610
Secured credit agreements — term loans	—	5,375
Secured credit agreements — capital expansion loans	—	40,451
Iowa Department of Economic Development loans	1,834	—
Capital lease obligations	733	946

	21,467	92,382
Less: current portion and short-term borrowings	429	21,241

Long-term debt and capital lease obligations	$21,038	$71,141

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

On April 7, 2010, the Company used the proceeds from the preferred stock issuance discussed above to pay a portion of the outstanding bank debt obligations under the 2007 Agreement. Also on April 7, 2010, the Company refinanced its bank debt. The Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.

The 2010 Agreement refinanced the unpaid debt remaining under the 2007 Agreement. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On August 31, 2010, the Company had $18.9 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015.

Interest rates under the 2010 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At August 31, 2010, the Company’s borrowing rate was 3.5%.

The 2010 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2010 Agreement) shall not exceed 3.00. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2010 Agreement, of not less than 1.35. Annual capital expenditures are restricted to $15 million (excluding certain capital expenditures specified in the 2010 Agreement) if the Total Funded Debt Ratio is greater than 2.00 for two consecutive fiscal quarters. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of August 31, 2010.

In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in the third quarter of fiscal 2010 and recorded a charge to earnings of $1.6 million.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010. At August 31, 2010, the Company had $1.8 million outstanding related to the IDED loans.

The maturities of debt existing at August 31, 2010 for the fiscal years beginning with fiscal 2011 are as follows (dollars in thousands):

2011	$429
2012	443
2013	445
2014	200
2015	19,950

$21,467

Included in the Company’s long-term debt at August 31, 2010 is $0.7 million of capital lease obligations, of which $0.2 million is considered current portion of long-term debt. See Note 11.

Note 9 —	Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2010	2009	2008

Common shares outstanding
Balance, beginning of year	13,157,387	13,127,369	11,098,739
Exercise of stock options	—	—	28,630
Issuance of restricted stock, net	32,194	30,018	—
Issuance of stock	—	—	2,000,000

Balance, end of year	13,189,581	13,157,387	13,127,369

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

Preferred Stock, Series B

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock

(“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). See Note 7 for further details. Series B Preferred Stock was recorded at its relative fair value of $7.7 million at the time of issuance and recorded as equity. The holders of the Series B Preferred Stock are entitled to dividends equal to the per share dividend declared and paid on the Company’s common stock times the number of shares of common stock into which the Series B Preferred Stock is then convertible. The Series B Preferred Stock is not redeemable and dividends on the Series B Preferred Stock are non-cumulative.

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

Until April 7, 2012, the Investor may not acquire any additional shares of common stock, and may not, with limited exceptions, transfer the Series B Preferred Stock, or the Company’s Common Stock into which the Series B Preferred Stock is convertible.

Note 10 —	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	August 31,
	2010	2009
	(Dollars in thousands)

Net unrealized loss on derivatives, net of tax	$(582)	$(2,256)
Foreign currency translation adjustments	—	12,490
Minimum pension liability, net of tax	(13,268)	(13,048)

	$(13,850)	$(2,814)

Note 11 —	Leases

Certain of the Company’s property, plant and equipment is leased under operating leases. Equipment and vehicle leases generally have lease terms ranging from one to fifteen years with renewal options and real estate leases range between five to twenty years with renewal options. In fiscal 2010, rental expense under operating leases was $6.0 million, net of sublease rental income of approximately $0.1 million. In fiscal 2009, rental expense under operating leases was $6.8 million, net of sublease rental income of approximately $0.3 million, and fiscal year 2008 was $6.9 million, net of sublease rental income of approximately $0.4 million. Future minimum lease payments for fiscal years beginning with fiscal year 2011 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

		Operating Leases
	Capital	Minimum Lease
	Leases	Payments

2011	$279	$3,751
2012	262	3,011
2013	253	2,299
2014	—	1,635
2015	—	821
Thereafter	—	881

Total minimum lease payments	794	$12,398

Less: amounts representing interest	(61)

Net minimum lease payments	$733

Note 12 —	Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of August 31, 2010, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the 2006 Incentive Plan is 116,017. In addition, any shares previously granted under the Penford Corporation 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the year ended August 31, 2010 is as follows:

				Weighted Average
	Number of		Weighted Average	Remaining Term (in	Aggregate Intrinsic
	Shares	Option Price Range	Exercise Price	Years)	Value

Outstanding Balance, August 31, 2009	1,363,771	$7.59 - 21.73	$15.18
Granted	—
Exercised	—
Cancelled	(99,207)	11.16 - 21.31	16.68

Outstanding Balance, August 31, 2010	1,264,564	7.59 - 21.73	15.07	3.38	$—

Options Exercisable at August 31, 2010	1,077,314	$7.59 - 21.73	$14.70	3.13	$—

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.90 per share as of August 31, 2010 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during fiscal year 2008 was $291,800. No stock options were exercised in fiscal years 2010 and 2009.

Valuation and Expense Under ASC 718

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

Under the 2006 Incentive Plan, the Company estimated the fair value of stock options using the following assumptions and resulting in the following weighted-average grant date fair values:

2008

Expected volatility	41%
Expected life (years)	5.5
Interest rate (percent)	2.8-3.7
Dividend yield	1.0%
Weighted-average fair values	$6.65

No stock options were granted in fiscal year 2010 and 2009. As of August 31, 2010, the Company had $0.6 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Awards

The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the twelve months ended August 31, 2010 as follows:

		Weighted
		Average
		Grant Date
	Number of Shares	Fair Value

Nonvested at August 31, 2009	89,582	$31.31
Granted	113,707	6.60
Vested	(39,082)	26.31
Cancelled	(9,500)	10.82

Nonvested at August 31, 2010	154,707	$15.67

On January 1, 2010, 2009 and 2008, each non-employee director received an award of 2,301, 1,976 and 781 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which vest one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of August 31, 2010, the Company had $0.7 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.2 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for fiscal years 2010, 2009 and 2008 and the effect on the Company’s consolidated statements of operations (dollars in thousands):

	2010	2009	2008

Cost of sales	$170	$307	$176
Operating expenses	1,413	2,300	2,055
Research and development expenses	28	49	25
Discontinued operations	(25)	16	33

Total stock-based compensation expense	$1,586	$2,672	$2,289
Tax benefit	603	1,015	870

Total stock-based compensation expense, net of tax	$983	$1,657	$1,419

Note 13 —	Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover substantially all North American employees and retirees.

The Company also maintains a postretirement health care benefit plan covering its North American bargaining unit hourly retirees.

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2010 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2010	2009	2010	2009
		(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at September 1	$43,861	$38,289	$18,345	$13,532
Service cost	1,608	1,420	353	259
Interest cost	2,633	2,581	1,077	913
Plan participants’ contributions	—	—	145	147
Actuarial (gain) loss	463	(507)	10	2,423
Change in assumptions	2,215	3,950	(1,668)	1,748
Benefits paid	(1,905)	(1,872)	(682)	(677)

Benefit obligation at August 31	$48,875	$43,861	$17,580	$18,345

Change in plan assets:
Fair value of plan assets at September 1	$25,818	$30,835	$—	$—
Actual return on plan assets	991	(4,279)	—	—
Company contributions	3,374	1,134	537	530
Plan participants’ contributions	—	—	145	147
Benefits paid	(1,905)	(1,872)	(682)	(677)

Fair value of the plan assets at August 31	$28,278	$25,818	$—	$—

Funded status:
Net liability — Plan assets less than projected benefit obligation	$(20,597)	$(18,043)	$(17,580)	$(18,345)

Recognized as:
Current accrued benefit liability	$—	$—	$(689)	$(667)
Non-current accrued benefit liability	(20,597)	(18,043)	(16,891)	(17,678)

Net Amount Recognized	$(20,597)	$(18,043)	$(17,580)	$(18,345)

Accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	August 31, 2010		August 31, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Unrecognized prior service cost (credit)	$1,773	$(611)	$2,017	$(763)
Unrecognized net actuarial loss	18,029	2,208	15,632	4,160

Total	$19,802	$1,597	$17,649	$3,397

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2010	2009

Projected benefit obligation	$48,875	$43,861
Accumulated benefit obligation	$46,142	$41,427
Fair value of plan assets	$28,278	$25,818

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

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
			(Dollars in thousands)

Components of net periodic benefit cost
Service cost	$1,608	$1,420	$1,485	$353	$259	$310
Interest cost	2,633	2,581	2,491	1,077	913	854
Expected return on plan assets	(2,022)	(2,428)	(2,652)	—	—	—
Amortization of prior service cost	244	253	253	(152)	(152)	(152)
Amortization of actuarial loss	1,312	211	50	294	—	—

Benefit cost	$3,775	$2,037	$1,627	$1,572	$1,020	$1,012

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to calculate net periodic expense:
Discount rate	5.98%	6.92%	6.51%	5.98%	6.92%	6.51%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	5.64%	5.98%	6.92%	5.64%	5.98%	6.92%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2010. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.1 million based on the assets of the plans at August 31, 2010. The expected return on plan assets to be used in calculating fiscal 2011 pension expense is 8%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2008 (6.51%), 2009 (6.92%) and 2010 (5.98%) reflect the change in bond yields over the last several years. During fiscal 2010, bond yields declined and Penford has lowered the discount rate for calculating its benefit obligations at August 31, 2010, as well as net periodic expense for fiscal 2011, to 5.64%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by $0.1 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $1.4 million in fiscal 2011. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by approximately $0.1 million in fiscal 2011.

	2010	2009	2008

Assumed health care cost trend rates:
Current health care trend assumption	8.00%	9.00%	9.00%
Ultimate health care trend rate	4.50%	4.75%	4.75%
Year ultimate health care trend is reached	2028	2016	2016

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components in fiscal 2010	$241	$(194)
Effect on postretirement accumulated benefit obligation as of August 31, 2010	$2,562	$(2,117)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2010	2009

U.S. equities	55%	56%	57%
International equities	15%	16%	16%
Fixed income investments	25%	26%	24%
Real estate	5%	2%	3%

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

See Note 15, “Fair Value Measurements and Derivative Instruments,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s employee pension plan assets are principally comprised of the following types of investments:

Common collective trust funds:  The fair value of these funds is based on the cumulative net asset value of their underlying investments. The investments in common collective trust funds are comprised of equity funds, fixed income funds and international equity funds. The funds are valued at net asset value based on the closing market value of the units bought or sold as of the valuation date and are classified in Level 2 of the fair value hierarchy.

Real estate equity funds:  The real estate equity funds are composed of underlying investments in primarily nine established income-producing real estate funds and short-term investment funds. The underlying fund net asset values are based on the values of the real estate assets as determined by appraisal. The appraisals are conducted in accordance with Appraisal Institute guidelines including consideration of projected income and expenses of the property as well as recent sales of similar properties. The underlying funds value all real estate investments quarterly and all real estate investments are independently appraised at least once per year as required by the Global Investment Performance Standards. Redemption requests are considered quarterly and are subject to notice of 110 days. The real estate fund is included in Level 3 of the fair value hierarchy.

The following table presents the fair value of the pension plan’s assets by major asset category as of August 31, 2010.

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Common collective trust funds	$	$27,712	$—	$27,712
Real estate equity funds	—	—	566	566

Fair value of plan assets	$—	$27,712	$566	$28,278

The following table summarizes the changes in fair value of the pension plan’s real estate equity fund (Level 3) for fiscal year ended August 31, 2010.

Real Estate
Equity Fund
(In thousands)

Balance, August 31, 2009	$622
Actual return on plan assets:
Relating to assets still held at the reporting date	(56)
Relating to assets sold during the period	—
Purchases and sales	—
Transfers in (out) of Level 3	—

Balance, August 31, 2010	$566

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974. The Company contributed $3.4 million, $1.1 million and $1.5 million in fiscal 2010, 2009 and 2008, respectively. The Company estimates that the minimum pension plan funding contribution during fiscal 2011 will be approximately $2.3 million.

Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2011 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

		Other
	Pension	Postretirement
	(Dollars in millions)

2011	$2.1	$0.7
2012	2.3	0.7
2013	2.3	0.8
2014	2.4	0.9
2015	2.5	0.9
2016-2020	$14.8	$5.9

Note 14 —	Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible North American-based employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $897,000, $935,000 and $986,000 for fiscal years 2010, 2009 and 2008, respectively.

Deferred Compensation Plan

The Company provides its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $204,000, $231,000 and $209,000 was accrued in fiscal years 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2010, 2009 and 2008, the net periodic pension expense accrued for this plan was $343,000, $342,000 and $330,000, respectively. The accrued obligation related to the plan was $2.5 million and $4.3 million for fiscal years 2010 and 2009, respectively.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active North American employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4.7 million, $4.3 million and $4.1 million in fiscal years 2010, 2009 and 2008, respectively.

Note 15 —	Fair Value Measurements and Derivative Instruments

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

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

As of August 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Current assets (Other Current Assets):
Commodity derivatives(1)	$1,827	$—	$—	$1,827

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $4.5 million at August 31, 2010.

As of August 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Current assets (Other Current Assets):
Commodity derivatives(1)	$430	$—	$—	$430

Current liabilities (Accrued Liabilities):
Interest rate swaps	$—	$1,829	$—	$1,829

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $0.4 million at August 31, 2009.

Other Financial Instruments

The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.

In the first quarter of fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at August 31, 2010 was $1.8 million and the fair value of the debt was estimated to be $1.5 million. See Note 8.

In the third quarter of fiscal 2010, the Company issued two series of preferred stock for $40 million as described in Note 7. The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability and the Series B Preferred Stock of $7.7 million was recorded as equity. The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at August 31, 2010 was $34.1 million and the estimated fair value was $34.3 million.

Interest Rate Swap Agreements

The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized losses on interest rate swaps were included in accumulated other comprehensive income (loss). The periodic settlements on the swaps were recorded as interest expense. In the third quarter of fiscal 2010, the Company terminated its interest rate swaps with several banks and recorded a loss of approximately $1.6 million in net non-operating income (expense). At August 31, 2010, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss).

Foreign Currency Contracts

In fiscal year 2009, the Company’s Food Ingredients business purchased certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchased foreign currency forward contracts. The Company designated these contracts as cash flow hedges and accounted for them pursuant to ASC 815. To the extent the amounts and timing of the forecasted cash flows and the forward contracts continued to match, the unrealized losses on the foreign currency purchase contracts were included in other comprehensive income (loss). The gain or loss on the contracts was recorded in cost of sales at the time the inventory was sold. At August 31, 2010, the Company had no outstanding foreign currency contracts and no gains or losses remaining in other comprehensive income (loss).

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in fair value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss) recorded in other comprehensive income at August 31, 2010 that is expected to be reclassified into income within 12 months is $0.5 million.

As of August 31, 2010, Penford had purchased corn positions of 5.2 million bushels, of which 3.2 million bushels represented equivalent firm priced starch sales contract volume, resulting in an open position of 2.0 million bushels.

As of August 31, 2010, the Company had the following outstanding futures contracts:

Corn Futures	6,765,000 Bushels
Natural Gas Futures	1,040,000 mmbtu (millions of British thermal units)

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of August 31, 2010 and 2009.

	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value August 31		Balance Sheet	Fair Value August 31
	Location	2010	2009	Location	2010	2009
	In thousands

Cash Flow Hedges:
Corn Futures	Other Current Assets	$—	$82	Other Current Assets	$—	$916
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	1,082	1,301
Interest Rate Contracts	Other Current Assets	—	—	Accrued Liabilities	—	1,829
Fair Value Hedges:
Corn Futures	Other Current Assets	28	1,303	Other Current Assets	1,735	174

Total Derivatives
Designated as Hedging
Instruments		$28	$1,385		$2,817	$4,220

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the year ended August 31, 2010 and August 31, 2009.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	Year Ended Aug 31		Year Ended Aug 31		Year Ended Aug 31
	2010	2009	2010	2009	2010	2009
	In thousands

Cash Flow Hedges:
Corn Futures(1)	$384	$(2,077)	$349	$654	$(194)	$(559)
Natural Gas Futures(1)	(3,170)	(12,603)	(2,168)	(6,618)	—	—
Ethanol Futures(1)	(590)	—	(493)	—	—	—
Interest Rate Contracts(2)(4)	(395)	(1,648)	(662)	(736)	(1,562)	—
FX Contracts(1)	—	(74)	(26)	(49)	—	—

	$(3,771)	$(16,402)	$(3,000)	$(6,749)	$(1,756)	$(559)

Fair Value Hedges:
Corn Futures(1)(3)					$85	$(559)

(1)	Gains and losses reported in cost of goods sold

(2)	Gains and losses reported in interest expense.

(3)	Hedged items are firm commitments and inventory

(4)	Amount of loss recognized in income was reported in non-operating income (expense)

Note 16 —	Other Non-operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Loss on extinguishment of debt	$(1,049)	$—	$—
Loss on interest rate swap termination	(1,562)	—	—
Gain on sale of dextrose product line	—	1,562	—
Gain (loss) on foreign currency transactions	419	127	(217)
Gain on cash flow hedges	—	—	2,890
Other	271	226	87

	$(1,921)	$1,915	$2,760

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

Note 17 —	Income Taxes

The majority of the Company’s income (loss) from continuing operations before income taxes of $(14.3) million, $(10.1) million and $(16.1) million is related to the Company’s domestic operations. See Note 2 for foreign income (loss) before income taxes and foreign tax expense. The majority of the Company’s foreign operations are included in the discontinued operations presentation in the consolidated financial statements.

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Current:
Federal	$(332)	$(3,305)	$(157)
State	208	(141)	(121)

	(124)	(3,446)	(278)
Deferred:
Federal	(4,447)	291	(4,365)
State	(131)	(291)	(654)

	(4,578)	—	(5,019)

Total	$(4,702)	$(3,446)	$(5,297)

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Comprehensive tax expense (benefit) allocable to:
Loss before taxes	$(4,702)	$(3,446)	$(5,297)
Discontinued operations	(4,495)	1,149	(1,571)
Comprehensive income (loss)	891	(5,906)	(938)

	$(8,306)	$(8,203)	$(7,806)

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Statutory tax rate	35%	35%	35%
Statutory tax on income	$(5,016)	$(3,532)	$(5,637)
State taxes, net of federal benefit	(154)	(221)	(500)
Tax credits	(1,029)	(181)	(2)
Non-deductible expenses related to preferred stock	1,020	—	—
Other	477	488	842

Total provision (benefit)	$(4,702)	$(3,446)	$(5,297)

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2010	2009
	(Dollars in thousands)

Deferred tax assets:
Alternative minimum tax credit	$3,108	$3,117
Postretirement benefits	14,669	15,209
Provisions for accrued expenses	2,280	2,185
Stock-based compensation	2,392	2,168
Deferred flood losses	3,257	3,297
Net operating loss carryforward	9,497	899
Tax credit carryforwards	2,508	—
Other	2,374	3,230

Total deferred tax assets	40,085	30,105

Deferred tax liabilities:
Depreciation	21,659	19,324
Other	613	808

Total deferred tax liabilities	22,272	20,132

Net deferred tax assets	$17,813	$9,973

Recognized as:
Other current assets	$1,320	$1,696
Deferred tax asset	16,493	8,277

Total net deferred tax assets	$17,813	$9,973

At August 31, 2010, in the United States, the Company had a U.S. federal alternative minimum tax credit carryforward of $3.1 million with no expiration, research and development credit carryforwards of $1.0 million expiring 2025 through 2030, a small ethanol producer credit of $1.5 million expiring 2013, and a net operating loss carryforward of $24.3 million expiring in 2030. The Company also has U.S. state net operating loss carryforwards of $25 million with various expiration dates.

At August 31, 2010, the Company had $17.8 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred losses in fiscal 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years. While there have been losses since 2008 for reasons indicated above, the Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. Dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Consolidated Statement of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

Deferred tax liabilities or assets are not recognized on temporary differences from undistributed earnings of foreign subsidiaries and from foreign exchange translation gains or losses on permanent advances to foreign subsidiaries as the Company does not expect that the divestiture of its foreign subsidiaries will result in any tax benefit or expense.

The total amount of gross unrecognized tax benefits was $1.1 million at August 31, 2010, all of which, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2010	2009

Unrecognized tax benefits at beginning of year	$1,281	$698
Additions for tax positions related to prior years	118	531
Reductions for tax positions related to prior years	—	(4)
Additions for tax positions related to current year	160	233
Reductions due to lapse of applicable statute of limitations	(428)	(162)
Settlements with taxing authorities	—	(15)

Unrecognized tax benefits at end of year	$1,131	$1,281

The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense (benefit) in the consolidated statements of operations. As of August 31, 2009, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. During fiscal 2010, the Company decreased the liability for unrecognized tax benefits by $22,000 for interest and increased the liability by $3,000 for penalties.

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. With few exceptions, the Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2007.

Note 18 —	Earnings (loss) per Common Share

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

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and equivalents and the computation of diluted weighted average shares outstanding for the fiscal years 2010, 2009 and 2008.

	Year Ended August 31,
	2010	2009	2008
	(In thousands)

Numerator:
Loss from continuing operations	$(9,629)	$(6,645)	$(10,808)
Less: Allocation to participating securities	(84)	(11)	(22)

Loss from continuing operations applicable to common shares and equivalents	$(9,713)	$(6,656)	$(10,830)

Income (loss) from discontinued operations	$16,312	$(58,142)	$(1,892)
Less: Allocation to participating securities	—	—	—

Income (loss) from discontinued operations applicable to common shares and equivalents	$16,312	$(58,142)	$(1,892)

Net income (loss)	$6,683	$(64,787)	$(12,700)
Less: Allocation to participating securities	(84)	(11)	(22)

Net income (loss) applicable to common shares and equivalents	$6,599	$(64,798)	$(12,722)

Denominator:
Weighted average common shares and equivalents outstanding, basic	11,601	11,170	10,565
Dilutive stock options and awards	—	—	—

Weighted average common shares and equivalents outstanding, diluted	11,601	11,170	10,565

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

Weighted-average restricted stock awards of 146,668, 90,868 and 88,363 for fiscal years 2010, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 1,309,273, 1,371,701 and 1,036,474 for 2010, 2009 and 2008, respectively.

Note 19 —	Segment Reporting

Financial information from continuing operations for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. Industrial Ingredients and Food Ingredients, are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and fuel industries. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. The accounting policies of the reportable segments are the same as those described in Note 1.

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Sales
Industrial ingredients
Industrial Starch	$115,681	$131,709	$167,365
Ethanol	68,335	54,817	5,955

	$184,016	$186,526	$173,320
Food ingredients	70,258	69,030	66,261

	$254,274	$255,556	$239,581

Depreciation and amortization
Industrial ingredients	$10,850	$11,081	$9,073
Food ingredients	2,341	2,759	2,693
Corporate and other	1,600	615	300

	$14,791	$14,455	$12,066

Income (loss) from continuing operations
Industrial ingredients	$(11,512)	$(11,154)	$(16,541)
Food ingredients	15,145	13,512	10,178
Corporate and other	(8,493)	(8,807)	(9,413)

	$(4,860)	$(6,449)	$(15,776)

Capital expenditures, net
Industrial ingredients	$4,713	$3,683	$35,415
Food ingredients	1,267	1,696	3,090
Corporate and other	—	—	—

	$5,980	$5,379	$38,505

	August 31,
	2010	2009
	(Dollars in thousands)

Total assets
Industrial ingredients	$133,738	$139,609
Food ingredients	36,542	37,387
Discontinued operations	—	42,713
Corporate and other	38,128	38,536

	$208,408	$258,245

At August 31, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $1.3 million of other net assets, have been reported as assets of the continuing operations in “Corporate and other.” All other assets are located in the United States.

Reconciliation of income (loss) from operations for the Company’s segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

Loss from operations	$(4,860)	$(6,449)	$(15,776)
Interest expense	(7,550)	(5,557)	(3,089)
Other non-operating income (expense)	(1,921)	1,915	2,760

Loss from continuing operations before income taxes	$(14,331)	$(10,091)	$(16,105)

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2010	2009	2008
	(Dollars in thousands)

United States	$231,042	$234,081	$213,702

Canada	3,738	5,137	11,839
Mexico	10,578	9,086	7,777
Other	8,916	7,252	6,263

Non-United States	23,232	21,475	25,879
Total	$254,274	$255,556	$239,581

Note 20 —	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal 2010	Quarter	Quarter	Quarter	Quarter	Total
		(Dollars in thousands, except per share data)

Sales	$67,070	$62,293	$61,909	$63,002	$254,274
Cost of sales	56,442	56,231	58,644	59,503	230,820

Gross margin	10,628	6,062	3,265	3,499	23,454
Income (loss) from continuing operations	1,056	(1,801)	(5,758)	(3,126)	(9,629)
Income (loss) from discontinued operations	3,482	13,048	(218)	—	16,312

Net income (loss)	4,538	11,247	(5,976)	(3,126)	6,683

Earnings (loss) per common share:
Basic — continuing operations	$0.09	$(0.17)	$(0.49)	$(0.26)	$(0.84)
Basic — discontinued operations	0.31	1.16	(0.02)	—	1.41

Basic earnings (loss) per share	$0.40	$0.99	$(0.51)	$(0.26)	$0.57

Diluted — continuing operations	$0.09	$(0.17)	$(0.49)	$(0.26)	$(0.84)
Diluted — discontinued operations	0.31	1.16	(0.02)	—	1.41

Diluted earnings (loss) per share	$0.40	$0.99	$(0.51)	$(0.26)	$0.57

Dividends declared	$—	$—	$—	$—	$—

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

Sales	$59,584	$63,939	$61,276	$70,757	$255,556
Cost of sales	54,179	66,519	61,262	61,305	243,265

Gross margin	5,405	(2,580)	14	9,452	12,291
Income (loss) from continuing operations	563	(4,205)	(4,342)	1,339	(6,645)
Loss from discontinued operations	(932)	(17,973)	(3,072)	(36,165)	(58,142)

Net loss	(369)	(22,178)	(7,414)	(34,826)	(64,787)

Earnings (loss) per common share:
Basic — continuing operations	$0.05	$(0.38)	$(0.39)	$0.12	$(0.59)
Basic — discontinued operations	(0.08)	(1.61)	(0.27)	(3.24)	(5.21)

Basic loss per share	$(0.03)	$(1.99)	$(0.66)	$(3.12)	$(5.80)

Diluted — continuing operations	$0.05	$(0.38)	$(0.39)	$0.12	$(0.59)
Diluted — discontinued operations	(0.08)	(1.61)	(0.27)	(3.24)	(5.21)

Diluted loss per share	$(0.03)	$(1.99)	$(0.66)	$(3.12)	$(5.80)

Dividends declared	$0.06	$0.06	$—	$—	$0.12

In the second quarter of fiscal 2010, the liquidation of the remaining net assets of Penford Australia was substantially completed, as a result, $13.8 million of currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter income (loss) from discontinued operations. In the fourth quarter of fiscal 2009, the Company recorded a $33.0 million non-cash asset impairment charge related to discontinued operations. In the second quarter of fiscal 2009, the Company recorded a $13.8 million non-cash goodwill impairment charge, which represented all of the goodwill allocated to its Australia/New Zealand reporting unit. See Note 2.

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

	First	Second	Third	Fourth
Fiscal 2009	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands)

Flood related costs	$6,786	$631	$168	$—	$7,585
Insurance proceeds	(11,020)	(4,430)	(1,244)	—	(16,694)

Insurance proceeds, net of flood related costs	$(4,234)	$(3,799)	$(1,076)	$—	$(9,109)

Note 21 —	Legal Proceedings

As previously reported, the Company filed suit on January 23, 2009, in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, owned by American International Group, Inc. (“AIG”), and ACE American Insurance Company (“ACE”), related to insurance coverage arising out of the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. On January 19, 2010, the presiding judge ruled that flood coverage language contained in the applicable insurance policy was “ambiguous” and that, accordingly, the interpretation of the policy was “a question of fact reserved for a jury.” A jury trial was subsequently conducted in Cedar Rapids during mid-August 2010. After seven days of trial, the presiding judge dismissed the Company’s claims without issuing a written opinion. On September 14, 2010, the Company filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit (the “Eighth Circuit”). On October 4, 2010, the Company filed a Statement of Issues with the Eighth Circuit in which it noted its intention to present for appellate review whether, among other things, the presiding judge erred in dismissing the Company’s suit. Through its appeal, the Company will continue its effort to seek additional payments from AIG and ACE for approximately $25 million for business interruption losses that occurred as a result of the flood. The Company expects the current appeal process to last through the mid-2011. The Company cannot at this time determine the likelihood of any outcome of its appeal or estimate the amount of any judgment that might be awarded.

In October 2004, Penford Products Co. (“Penford Products”), a wholly-owned subsidiary of the Company, was sued by a customer in the Fourth Judicial District Court, Ouachita Parish, Louisiana. The customer sought monetary damages for Penford Products’ alleged breach of an agreement to supply the customer with certain starch products during the 2004 strike affecting Penford Products’ Cedar Rapids, Iowa plant. In May 2008, the trial judge ruled against Penford Products. In fiscal year 2008, the Company elected to satisfy the judgment and waive appeal rights by paying the customer approximately $3.8 million. The Company had previously reserved $2.4 million against this matter in fiscal year 2007.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part on information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Penford Corporation:

We have audited the accompanying consolidated balance sheet of Penford Corporation and subsidiaries (the Company) as of August 31, 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity for the year ended August 31, 2010. We also have audited Penford Corporation’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penford Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penford Corporation and subsidiaries as of August 31, 2010, and the results of its operations and its cash flows for the year ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/   KPMG LLP

Denver, Colorado
November 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited the accompanying consolidated balance sheet of Penford Corporation as of August 31, 2009 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penford Corporation at August 31, 2009 and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Denver, Colorado
November 13, 2009,
except for Note 18, as to which the date is
November 11, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Penford maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of August 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of August 31, 2010.

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the related reports of the Company’s registered independent public accounting firms are included below and at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010.

Item 9B.	Other Information.

The Company determined not to have an annual incentive bonus program for its executives for fiscal year 2011. Since the Company’s Change in Control Agreements with its executives provide benefits upon a termination of employment in connection with a change in control based upon target bonuses under the annual incentive bonus program as well as based upon the percentage of attainment of target bonuses, the Executive Compensation and Development Committee (“ECDC”) of the Company’s Board of Directors approved on November 11, 2010, an amendment to the Change in Control Agreements with its executives to (i) provide a deemed target bonus for fiscal year 2011 which is equal to the fiscal year 2010 target bonus without the additional 5% approved last year by the ECDC (and therefore generally equal to the 2009 target bonus), and (ii) treat the target bonuses for fiscal years 2009, 2010 and 2011 as attained solely for purposes of the Change in Control Agreements.

The preceding summary is a brief description of the amendment to the form of the Company’s Change in Control Agreement and is qualified in its entirety by, and should be read in conjunction with, the complete text of the form of Second Amendment to Change in Control Agreement, which is filed as Exhibit 10.4 to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Information About the Board and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

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

The applicable information set forth under the headings “Executive Compensation,” “Director Compensation” and “Information About the Board and Its Committees” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2010. The Company has no equity compensation plans that have not been approved by security holders.

(c)
	(a)		Number of securities
	Number of	(b)	Remaining Available
	Securities to be	Weighted-	for Future Issuance
	Issued upon	Average exercise	Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in Column
Plan Category	Rights	Rights	(a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan(1)	654,000	$14.17	—
2006 Long-Term Incentive Plan (2)	540,500	$16.80	116,017
Stock Option Plan for Non-Employee Directors (3)	70,064	$10.09	—

Total	1,264,564	$15.07	116,017

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.

(2)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 164,207 issued but unvested shares of common stock at August 31, 2010.

(3)	This plan has been terminated and no additional options will be granted under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2011 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Information About the Board and Its Committees” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to KPMG LLP” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Financial statements required to be filed for the registrant under Items 8 or 15 are included in Part II, Item 8.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or the information is included in the Consolidated Financial Statements in Part II, Item 8.

(3) Exhibits

See index to Exhibits on page 77.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November 2010.

PENFORD CORPORATION

/s/  Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 12, 2010.

Signature	Title

/s/ Thomas D. Malkoski Thomas D. Malkoski	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Steven O. Cordier Steven O. Cordier	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Paul H. Hatfield Paul H. Hatfield	Chairman of the Board of Directors

/s/ William E. Buchholz William E. Buchholz	Director

/s/ Jeffrey T. Cook Jeffrey T. Cook	Director

/s/ R. Randolph Devening R. Randolph Devening	Director

/s/ John C. Hunter III John C. Hunter III	Director

/s/ Sally G. Narodick Sally G. Narodick	Director

/s/ Edward F. Ryan Edward F. Ryan	Director

/s/ James E. Warjone James E. Warjone	Director

/s/ Matthew Zell Matthew Zell	Director

INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item

3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)
3.2	Bylaws of Registrant as amended and restated as of October 29, 2008 (filed as an exhibit to Registrant’s File No. 000-11488, Current Report on Form 8-K filed October 31, 2008)
3.3	Articles of Amendment of Penford Corporation for Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
3.4	Articles of Amendment of Penford Corporation for Series B Voting Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
3.5	Amendment to Amended and Restated Bylaws of Penford Corporation (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Cordier, Kortemeyer, Kunerth, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*
10.3	Form of Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2008, filed January 9, 2009)*
10.4	Form of Second Amendment to Change in Control Agreement*
10.5	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*
10.6	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*
10.7	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*
10.8	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*
10.9	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*
10.10	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.11	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)
10.12	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)
10.13	Second Amendment to Second Amended and Restated Credit Agreement, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)
10.14	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)

Exhibit No.	Item

10.15	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*
10.16	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007)*
10.17	Form of Performance-Based Cash Award Agreement under the 2006 Long-Term Incentive Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2009, filed January 8, 2010)*
10.18	Securities Purchase Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
10.19	Investor Rights Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
10.20	Standstill Letter Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
10.21	Third Amended and Restated Credit Agreement among the Company, Penford Products Co., Bank of Montreal, Bank of America National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of KPMG LLP
24	Power of Attorney
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

*	Denotes management contract or compensatory plan or arrangement