Form 10-Q
period 2010-11-30
PENFORD CORP
filed 2011-01-07
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The net number of shares of the Registrant’s common stock outstanding as of January 4, 2011 was 11,346,601.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
(In thousands, except per share data)	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$316	$315
Trade accounts receivable, net	26,018	26,749
Inventories	22,364	19,849
Prepaid expenses	4,928	5,237
Income tax receivable	201	3,678
Other	7,188	5,287

Total current assets	61,015	61,115

Property, plant and equipment, net	110,353	111,930
Restricted cash value of life insurance	7,966	7,951
Deferred tax assets	16,121	16,493
Other assets	2,491	2,615
Other intangible assets, net	389	407
Goodwill, net	7,897	7,897

Total assets	$206,232	$208,408

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$3,477	$4,385
Current portion of long-term debt and capital lease obligations	431	429
Accounts payable	14,883	14,650
Accrued liabilities	7,125	6,536

Total current liabilities	25,916	26,000

Long-term debt and capital lease obligations	18,935	21,038
Redeemable preferred stock, Series A	35,288	34,104
Other postretirement benefits	17,038	16,891
Pension benefit liability	20,597	20,597
Other liabilities	6,338	6,206

Total liabilities	124,112	124,836

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,328 and 13,354 shares, respectively, including treasury shares	13,227	13,190
Preferred stock, Series B	100	100
Additional paid-in capital	102,624	102,303
Retained earnings	14,822	14,586
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(15,896)	(13,850)

Total shareholders’ equity	82,120	83,572

Total liabilities and shareholders’ equity	$206,232	$208,408

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	November 30,	November 30,
(In thousands, except per share data)	2010	2009
Sales	$72,266	$67,070
Cost of sales	63,009	56,442

Gross margin	9,257	10,628

Operating expenses	5,194	6,488
Research and development expenses	1,094	998

Income from operations	2,969	3,142

Interest expense	2,270	1,798
Other non-operating income, net	89	636

Income from continuing operations before income taxes	788	1,980

Income tax expense	452	924

Income from continuing operations	336	1,056
Income from discontinued operations, net of tax	—	3,482

Net income	$336	$4,538

Weighted average common shares and equivalents outstanding:
Basic	12,222	11,183
Diluted	12,339	11,266

Earnings per common share:
Basic earnings per share from continuing operations	$0.03	$0.09
Basic earnings per share from discontinued operations	$—	$0.31

Basic earnings per share	$0.03	$0.40

Diluted earnings per share from continuing operations	$0.03	$0.09
Diluted earnings per share from discontinued operations	$—	$0.31

Diluted earnings per share	$0.03	$0.40

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$336	$4,538
Less: Income from discontinued operations	—	3,482

Net income from continuing operations	336	1,056
Adjustments to reconcile net income from continuing operations to net cash provided by operations:
Depreciation and amortization	3,643	3,801
Stock-based compensation	359	463
Deferred income tax expense (benefit)	410	(109)
Loss on derivative transactions	1,523	976
Foreign currency transaction gain	—	(452)
Change in assets and liabilities:
Trade accounts receivable	715	1,830
Prepaid expenses	309	778
Inventories	(7,338)	539
Accounts payable and accrued liabilities	1,752	1,390
Income taxes	3,520	629
Other	(562)	919

Net cash flow provided by operating activities — continuing operations	4,667	11,820

Investing activities:
Acquisition of property, plant and equipment, net	(1,670)	(1,059)
Net proceeds received from sale of discontinued operations and other	(15)	8,995

Net cash (used in) provided by investing activities — continuing operations	(1,685)	7,936

Cash flows from financing activities:
Proceeds from revolving line of credit	16,500	—
Payments on revolving line of credit	(18,500)	—
Proceeds from long-term debt	—	2,000
Payments of long-term debt	(50)	(7,820)
Payments under capital lease obligation	(61)	(61)
Decrease in cash overdraft	(908)	—
Other	38	(38)

Net cash used in financing activities — continuing activities	(2,981)	(5,919)

Cash flows from discontinued operations:
Net cash used in operating activities	—	(9,161)
Net cash provided by investing activities	—	18,375
Net cash used in financing activities	—	(3,399)
Effect of exchange rate changes on cash and cash equivalents	—	55

Net cash provided by discontinued operations	—	5,870

Increase in cash and cash equivalents	1	19,707

Cash and cash equivalents of continuing operations, beginning of period	315	5,540
Cash balance of discontinued operations, beginning of period	—	634

Cash and cash equivalents, end of period	316	25,881
Less: cash balance of discontinued operations, end of period	—	6,504

Cash and cash equivalents of continuing operations, end of period	$316	$19,377

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
     Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrin to the food manufacturing and food service industries. See Note 14 for financial information regarding the Company’s business segments.
Discontinued Operations
     In fiscal 2010 the Company sold the assets of its Australia/New Zealand Operations, which were previously reported in the consolidated financial statements as an operating segment.
     The first quarter fiscal 2010 financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the condensed consolidated statements of operations. Australian administrative expenses in the first quarter of fiscal 2011 of $41,000 were included in income from continuing operations. The net assets of the Australia/New Zealand Operations as of November 30, 2010 and August 31, 2010 have been reported as assets and liabilities of the continuing operations in the condensed consolidated balance sheets. At November 30, 2010, the remaining net assets of the Australia/New Zealand Operations consist of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. See Note 9 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2010 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2010 and November 30, 2009 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property and equipment and the valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.
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
     3—INVENTORIES
     The components of inventory are as follows:

	November 30,	August 31,
	2010	2010
	(In thousands)
Raw materials	$11,227	$8,708
Work in progress	1,324	1,299
Finished goods	9,813	9,842

Total inventories	$22,364	$19,849

     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. See Note 13.
     4—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2010	2010
	(In thousands)
Land	$10,307	$10,307
Plant and equipment	324,915	324,904
Construction in progress	5,941	4,272

	341,163	339,483
Accumulated depreciation	(230,810)	(227,553)

Net property, plant and equipment	$110,353	$111,930

     5—PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
     On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at November 30, 2010 in two series as shown below.

Shares Issued
and Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000

Series B Voting Convertible Preferred Stock	100,000
     The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At November 30, 2010, the carrying value of the Series A Preferred Stock liability of $35.3 million includes $2.4 million of accrued dividends, and $0.6 million of discount accretion for the period from the date of issuance to November 30, 2010. The accrued dividends represent the 9% dividends that may be paid currently or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.
     The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock may accrue or be paid currently at the discretion of the Company. Dividends are payable quarterly.
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
     6—DEBT
     On April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co.; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.
     Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On November 30, 2010, the Company had $16.9 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of November 30, 2010.
     Interest rates under the 2010 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At November 30, 2010, the Company’s borrowing rate was 3.8%.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At November 30, 2010, the Company had $1.8 million outstanding related to the IDED loans.
     7—INCOME TAXES
     The Company’s effective tax rate for the three-month period ended November 30, 2010 was 57.3%. The difference between the effective tax rate and the U.S. federal statutory rate for the three months ended November 30, 2010 was primarily due to a $0.7 million benefit associated with the tax credit for small ethanol producers offsetting the effect of non-deductible dividends and accretion of discount of $1.9 million on the Company’s Series A Preferred Stock. In fiscal 2011, the amounts of these expected permanent differences between book and taxable income resulted in significant variations in the customary relationship between pretax book income and income tax expense (benefit) in interim periods. A small change in the Company’s expected annual pretax income could result in a significant change in the annual expected effective tax rate. For the quarter ended November 30, 2010, the Company used the year-to-date effective income tax rate. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss.
     The Company’s effective tax rate for the three-month period ended November 30, 2009 was 46.7%. The difference between the effective tax rate and the U.S. federal statutory rate for the quarter ended November 30, 2009 was due to state income taxes and adjustments to prior year’s tax expense.
     In the quarter ended November 30, 2010, the amount of unrecognized tax benefits increased by $42,000. The total amount of unrecognized tax benefits at November 30, 2010 was $1.2 million, all of which, if recognized, would favorably impact the effective tax rate. At November 30, 2010, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. None of the Company’s income tax returns are currently under examination by taxing authorities. The Company does not believe that the total amount of unrecognized tax benefits at November 30, 2010 will change materially in the next 12 months.
     At November 30, 2010, the Company had $18.7 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter and has incurred losses in fiscal years 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years. While there have been losses since 2008 for reasons indicated above, the Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.
     In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting. Adjustments to the Company’s estimated tax expense related to the prior fiscal year, amounts recorded to increase or decrease unrecognized tax benefits, changes in tax rates, and the effect of a change in the beginning-of-the-year valuation allowance are generally treated as discrete items and are recorded in the period in which they arise.
     For the quarter ended November 30, 2009, the Company used the estimated effective income tax rate expected to be applicable for the full fiscal year ended August 31, 2010.

     8—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended
	November 30,	November 30,
	2010	2009
	(In thousands)
Net income	$336	$4,538
Foreign currency translation adjustments	—	1,615
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	(2,046)	1,097

Total comprehensive income (loss)	$(1,710)	$7,250

     Deferred taxes were not recognized on foreign currency translation adjustments as the sale of the Company’s foreign assets resulted in no tax benefit or expense.
     9 — DISCONTINUED OPERATIONS
     In the first quarter of fiscal 2010 the Company sold the assets of its Australia/New Zealand Operations, which were previously reported in the consolidated financial statements as an operating segment. Penford Australia completed the sale of the shares of its wholly-owned subsidiary, Penford New Zealand, on September 2, 2009. Proceeds from the sale, net of transaction costs, were $4.8 million. On November 27, 2009, Penford Australia completed the sale of substantially all of its operating assets, including property, plant and equipment, intellectual property, and inventories in two transactions to unrelated parties. Proceeds from the sales, net of estimated transaction costs, were $15.3 million.
     Proceeds from the Penford Australia asset sales included $2.0 million placed in escrow to be released in four equal installments. Two installments totaling $1.0 million have been received as of November 30. 2010. The remaining two installments of $0.5 million each, which are subject to the buyer’s right to make warranty claims under the sale contract, are due in July 2011 and May 2012. While no assurances can be given that the buyer will not develop and submit valid warranty claims, Penford Australia currently expects that it will receive the proceeds from the escrow account as scheduled.
     In fiscal years 2009 and 2010, the Company recorded a valuation allowance against the entire Australian net deferred tax asset. At November 30, 2010, the valuation allowance was $10.9 million.

     The results of discontinued operations for the first quarter of fiscal 2010 were as follows.

Three Months Ended
November 30, 2009
(In Thousands)
Sales	$16,963

Loss from operations	$(1,525)

Interest expense	315
Gain on sale of assets	351
Other non-operating income, net	57

Loss from discontinued operations before taxes	(1,432)
Income tax benefit	(4,914)

Income from discontinued operations, net of tax	$3,482

     10—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of November 30, 2010, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 26,017. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over four years and expire seven years from the date of grant.
General Option Information
     A summary of the stock option activity for the three months ended November 30, 2010, is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining Term	Aggregate Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding Balance, August 31, 2010	1,264,564	$15.07
Granted	90,000	6.63
Exercised	—	—
Cancelled	(9,701)	13.45

Outstanding Balance, November 30, 2010	1,344,863	14.51	3.41	$13,100

Options Exercisable at November 30, 2010	1,081,863	$14.73	2.91	$—
     Under the 2006 Incentive Plan, the Company granted 90,000 stock options during the first quarter of fiscal 2011, (i) 80,000 stock options which vest one year from the date of grant, and (ii) 10,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted during the first quarter of fiscal 2011 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	72%
Expected life (years)	4.2
Interest rate	1.1-2.1%

Weighted-average fair values	$3.63
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.97 as of November 30, 2010 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the three months ended November 30, 2010.

     As of November 30, 2010, the Company had $0.8 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.2 years.
     Restricted Stock Awards
     The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November 30, 2010 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2010	154,707	$15.67
Granted	—	—
Vested	54,368	19.29
Cancelled	—	—

Nonvested at November 30, 2010	100,339	$13.71
     As of November 30, 2010, the Company had $0.4 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.1 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three months ended November 30, 2010 and 2009 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	November 30,
	2010	2009

Cost of sales	$29	$47
Operating expenses	325	408
Research and development expenses	5	8
Income (loss) from discontinued operations	—	(25)

Total stock-based compensation expense	$359	$438
Income tax benefit	136	166

Total stock-based compensation expense, net of tax	$223	$272

     11—NON-OPERATING INCOME, NET
     Non-operating income, net consists of the following:

	Three months ended
	November 30,	November 30,
	2010	2009
	(In thousands)
Gain on foreign currency transactions	—	452
Other	89	184

Total	$89	$636

     During the three months ended November 30, 2009, the Company recognized a gain on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     12 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2010 and 2009 are as follows:

	Three months ended
	November 30,	November 30,
	2010	2009
Defined benefit pension plans	(in thousands)
Service cost	$404	$389
Interest cost	674	641
Expected return on plan assets	(558)	(506)
Amortization of prior service cost	57	61
Amortization of actuarial losses	360	304

Net periodic benefit cost	$937	$889

	Three months ended
	November 30,	November 30,
	2010	2009
Post-retirement health care plans	(in thousands)
Service cost	$68	$88
Interest cost	243	269
Amortization of prior service cost	(38)	(38)
Amortization of actuarial losses	16	74

Net periodic benefit cost	$289	$393

13—FAIR VALUE MEASURMENTS AND DERIVATIVE INSTRUMENTS
     Fair Value Measurements
     Presented below are the fair values of the Company’s derivatives as of November 30, 2010 and August 31, 2010:

	(Level 1)	(Level 2)	(Level 3)	Total
As of November 30, 2010	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$2,221	$—	$—	$2,221

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $4.1 million at November 30, 2010.

	(Level 1)	(Level 2)	(Level 3)	Total
As of August 31, 2010	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$1,827	$—	$—	$1,827

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements. The cash collateral offset was $4.5 million at August 31, 2010.

     The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.
     Other Financial Instruments
     The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.
     In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at November 30, 2010 was $1.8 million and the fair value of the debt was estimated to be $1.5 million. See Note 6.
     In the third quarter of fiscal 2010, the Company issued two series of preferred stock for $40 million as described in Note 5. The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability and the Series B Preferred Stock of $7.7 million was recorded as equity. The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at November 30, 2010 was $35.3 million and the estimated fair value was $36.8 million.
     Interest Rate Swap Agreements
     The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized losses on interest rate swaps were included in accumulated other comprehensive income (loss). The periodic settlements on the swaps were recorded as interest expense. At November 30, 2010, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss).
     Foreign Currency Contracts
     In fiscal year 2009, the Company’s Food Ingredients business purchased certain raw materials in a foreign currency, the Czech koruna (CZK), the monetary unit of the Czech Republic. In order to manage the variability in forecasted cash flows due to the foreign currency risk associated with settlement of accounts payable denominated in CZK, the Company purchased foreign currency forward contracts. The Company designated these contracts as cash flow hedges. To the extent the amounts and timing of the forecasted cash flows and the forward contracts continued to match, the unrealized losses on the foreign currency purchase contracts were included in other comprehensive income (loss). The gain or loss on the contracts was recorded in cost of sales at the time the inventory was sold. At November 30, 2010, the Company had no outstanding foreign currency contracts and no gains or losses remaining in other comprehensive income (loss).
     Commodity Contracts
     The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges.
     For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in market value would be recognized in current earnings as a component of cost of goods sold.
     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in fair value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss) recorded in other comprehensive income at November 30, 2010 that is expected to be reclassified into income within 12 months is $(2.6) million.
     As of November 30, 2010, Penford had purchased corn positions of 8.1 million bushels, of which 3.9 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 4.2 million bushels.
     As of November 30, 2010, the Company had the following outstanding futures contracts:

Corn Futures	4,075,000	Bushels
Natural Gas Futures	380,000	mmbtu (millions of British thermal units)
Ethanol Swaps	3,015,000	Gallons
     The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of November 30, 2010 and August 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	Nov. 30	Aug. 31	Balance Sheet	Nov. 30	Aug. 31
In thousands	Location	2010	2010	Location	2010	2010
Cash Flow Hedges:
Corn Futures	Other Current Assets	$49	$—	Other Current Assets	$8	$—
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	452	1,082
Interest Rate Contracts	Other Current Assets	—	—	Accrued Liabilities	—	—
Ethanol Gas Futures	Other Current Assets	17	—	Accrued Liabilities	—	—

Fair Value Hedges:
Corn Futures	Other Current Assets	142	28	Other Current Assets	3,603	1,735

Total Derivatives
Designated as Hedging
Instruments		$208	$28		$4,063	$2,817

     The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three months ended November 30, 2010 and 2009.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	Quarter Ended Nov 30		Quarter Ended Nov 30		Quarter Ended Nov 30
In thousands	2010	2009	2010	2009	2010	2009
Cash Flow Hedges:
Corn Futures (1)	$44	$301	$(2,398)	$(23)	$(182)	$(95)
Natural Gas Futures (1)	(452)	(696)	(812)	(865)	—	—
Ethanol Futures (1)	17	(709)	(155)	(577)	—	—
Interest Rate Contracts(2)	—	(349)	—	(287)	—	—
FX Contracts (1)	—	—	—	(26)	—	—

	$(391)	$(1,453)	$(3,365)	$(1,778)	$(182)	$(95)

Fair Value Hedges:
Corn Futures (1) (3)					$(14)	$33

(1)	Gains and losses reported in cost of goods sold

(2)	Gains and losses reported in interest expense.

(3)	Hedged items are firm commitments and inventory
     14—SEGMENT REPORTING
     Financial information from continuing operations for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and ethanol industries. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three months ended
	November 30,	November 30,
	2010	2009
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$29,369	$32,348
Ethanol	24,561	17,960

	53,930	$50,308
Food Ingredients	18,336	16,762

	$72,266	$67,070

Income (loss) from operations:
Industrial Ingredients	$142	$2,154
Food Ingredients	4,808	3,581
Corporate and other	(1,981)	(2,593)

	$2,969	$3,142

	November 30,	August 31,
	2010	2010
	(In thousands)
Total assets:
Industrial Ingredients	$135,151	$133,738
Food Ingredients	37,415	36,542
Corporate and other	33,666	38,128

	$206,232	$208,408

     At November 30, 2010, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $0.8 million of other net assets, have been reported as assets of the continuing operations in “Corporate and other.” All other assets are located in the United States.
     15—EARNINGS PER SHARE
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
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three months ended November 30, 2010 and 2009.

	Three months ended
	November 30, 2010	November 30, 2009
	(In thousands)
Numerator:
Income from continuing operations	$336	$1,056
Less: Allocation to participating securities	(3)	(40)

Income from continuing operations applicable to common shares	$333	$1,016

Income from discontinued operations	$—	$3,482
Less: Allocation to participating securities	—	—

Income from discontinued operations applicable to common shares	$—	$3,482

Net income	$336	$4,538
Less: Allocation to participating securities	(3)	(40)

Net income applicable to common shares	$333	$4,498

Denominator:
Weighted average common shares outstanding, basic	12,222	11,183
Dilutive stock options and awards	117	83

Weighted average common shares outstanding, diluted	12,339	11,266

     Weighted-average stock options to purchase 1,278,266 and 1,350,146 shares of common stock for the three months ended November 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
     On April 7, 2010, the Company issued 100,000 shares of its Series B voting convertible preferred stock. See Note 5 for further details. At any time prior to April 7, 2020, at the option of the holder, the outstanding Series B Preferred Stock may be converted into shares of the Company’s common stock at a conversion rate of ten shares of common stock per one share of Series B Preferred Stock, subject to adjustment in the event of stock dividends, distributions, splits, reclassifications and the like. If any shares of Series B Preferred Stock have not been converted into shares of common stock prior to April 7, 2020, the shares of Series B Preferred Stock will automatically convert into shares of common stock. The holders of the Series B Preferred Stock shall have the right to one vote for each share of common stock into which the Series B Preferred Stock is convertible. These shares are convertible into common shares for no cash consideration; therefore the weighted average shares are included in the computation of basic earnings per share.
     16—LEGAL PROCEEDINGS
     As previously reported, the Company filed suit on January 23, 2009 in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pa. and ACE American Fire Insurance Company, relating to their denial of the Company’s claim for certain insurance coverage in connection with the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. In August 2010, the District Court judge dismissed the Company’s suit, and in September 2010 the Company filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The Company’s appeal remains to be decided by the appellate court. The Company cannot at this time determine the likelihood of any outcome of its appeal or estimate the amount of any judgment that might be awarded.
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
     Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for food and industrial applications, including fuel grade ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper and food production and as an ingredient in fuel.
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
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes. The notes to the Condensed Consolidated Financial Statements referred to in this MD&A are included in Part I Item 1, “Financial Statements.”
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended November 30, 2010 increased 7.7%, or $5.2 million, to $72.3 million compared with $67.1 million for the three months ended November 30, 2009. Volume improvements in both the Food Ingredients and Industrial Ingredients businesses contributed to the sales increase. The Company’s Industrial Ingredients segment sales of ethanol and its Liquid Natural Additives (“LNA”) line of products expanded by double digit rates. The average selling price for ethanol improved 22%, offset by lower average selling prices for industrial starch products.
     Consolidated income from operations for the quarter ended November 30, 2010 declined $0.2 million to $3.0 million on gross margin declines, partially offset by lower operating expenses. Consolidated gross margin as a percent of sales declined to 12.8% from 15.8% in the prior year’s first quarter, primarily due to higher net corn costs in the Industrial Ingredients segment, offset by the effect of higher sales volume in both segments. Consolidated operating expenses decreased $1.3 million on lower employee costs and professional fees and a receivable recovery as discussed below in the segment information.
     Industrial Ingredients
     First quarter fiscal 2011 sales at the Company’s Industrial Ingredients business unit increased $3.6 million, or 7.2% to $53.9 million from $50.3 million during the first quarter of fiscal 2010. Ethanol sales expanded 37% to $24.6 million from $18.0 million on a 12% increase in volume and an average selling price increase of 22%. Industrial starch sales in the three months ended November 30, 2010 declined 9% to $29.4 million from $32.3 million last year on lower average selling prices. Sales volume of industrial starch was comparable to the prior year’s first quarter. Sales of the Company’s Liquid Natural Additives products, included in the industrial sales amount, improved 12% driven by volume increases.
     Income from Industrial Ingredients’ operations for the first quarter of fiscal 2011 at decreased to $0.1 million from $2.2 million a year ago on a decrease in gross margin of $2.1 million. First quarter fiscal 2011 gross margin declined due to higher net corn costs of $2.4 million and increased chemical costs of $0.4 million, partially offset by lower distribution and maintenance expenses. Total operating and research and development expenses for 2011 were comparable to the first quarter last year.

     Food Ingredients
     Fiscal 2011 first quarter sales for the Food Ingredients segment of $18.3 million increased 9.4%, or $1.6 million, over the first quarter of fiscal 2010 on a 10% increase in volume. Sales of non-coating applications expanded 20%, led by sales to the bakery and dairy end markets.
     Operating income for the first quarter of fiscal 2011 at the Company’s Food Ingredients segment increased 34% to $4.8 million from $3.6 million in the same period last year due to an improvement in gross margin of $0.7 million and a decrease in operating expenses of $0.5 million. First quarter gross margin improved 12.6% from $5.6 million last year to $6.4 million on sales volume growth and lower raw material costs. Operating expenses declined due to the collection of a receivable included in the Company’s reserve for uncollectible accounts, as well as lower employee costs.
     Corporate operating expenses
     Corporate operating expenses for the first quarter of fiscal 2011 were $2.0 million, a $0.5 million decline compared to the same quarter last year, primarily due to lower professional fees and employee costs.
     Interest expense
     Interest expense for the three months ended November 30, 2010 increased $0.5 million compared to the same period last year, primarily due to the higher dividend rate under the Company’s the Series A Preferred Stock issued in April 2010 over the interest rate under the Company’s prior bank debt. The increase was also due to the accretion of the discount on the Series A Preferred Stock.
     On April 7, 2010, the Company issued $40 million of its Series A Preferred Stock at a dividend rate of 15%, the proceeds of which were used to repay outstanding bank debt. Prior to the $40 million repayment, the Company paid interest at LIBOR (London Interbank Offered Rate) plus 5%. See Notes 5 and 6 to the Condensed Consolidated Financial Statements.
     Income taxes
     The Company’s effective tax rate for the three-month period ended November 30, 2010 was 57.3%. The difference between the effective tax rate and the U.S. federal statutory rate for the three months ended November 30, 2010 was primarily due to a $0.7 million benefit associated with the tax credit for small ethanol producers offsetting the effect of non-deductible dividends and accretion of discount of $1.9 million on the Company’s Series A Preferred Stock. In fiscal 2011, the amounts of these expected permanent differences between book and taxable income resulted in significant variations in the customary relationship between pretax book income and income tax expense (benefit) in interim periods. A small change in the Company’s expected annual pretax income could result in a significant change in the annual expected effective tax rate. For the quarter ended November 30, 2010, the Company used the year-to-date effective income tax rate. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss.
     The Company’s effective tax rate for the three-month period ended November 30, 2009 was 46.7%. The difference between the effective tax rate and the U.S. federal statutory rate for the quarter ended November 30, 2009 was due to state income taxes and adjustments to prior year’s tax expense.
     At November 30, 2010, the Company had $18.7 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2010. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter and has incurred losses in fiscal years 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years. While there have been losses since 2008 for reasons indicated above, the Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.
     In reviewing its effective tax rate, the Company uses estimates of the amounts of permanent differences between book and tax accounting. Adjustments to the Company’s estimated tax expense related to the prior fiscal year, amounts recorded to increase or decrease unrecognized tax benefits, changes in tax rates, and the effect of a change in the beginning-of-the-year valuation allowance are generally treated as discrete items and are recorded in the period in which they arise.
     For the quarter ended November 30, 2009, the Company used the estimated effective income tax rate expected to be applicable for the full fiscal year ended August 31, 2010.
     In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was enacted. The Company is currently analyzing the impact, if any, that the Act will have on its effective tax rate for fiscal 2011.
     Non-operating income, net
     Non-operating income, net consists of the following:

	Three months ended
	November 30, 2010	November 30, 2009
	(In thousands)
Gain on foreign currency transactions	—	452
Other	89	184

Total	$89	$636

     During the three months ended November 30, 2009, the Company recognized a gain on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
Results of Discontinued Operations

Three Months Ended
November 30, 2009
(In Thousands)
Sales	$16,963

Loss from operations	$(1,525)

Interest expense	315
Gain on sale of assets	351
Other non-operating income, net	57

Loss from discontinued operations before taxes	(1,432)
Income tax benefit	(4,914)

Income from discontinued operations, net of tax	$3,482

     In fiscal 2010 the Company sold the assets of its Australia/New Zealand Operations, which was previously reported in the consolidated financial statements as an operating segment. See Note 9 to the Condensed Consolidated Financial Statements.
     In fiscal years 2009 and 2010, the Company recorded a valuation allowance against the entire Australian net deferred tax asset. At November 30, 2010, the valuation allowance was $10.9 million.

Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit.
     Operating Activities
     Cash provided by continuing operations was $4.7 million for the three months ended November 30, 2010 compared with $11.8 million for the same period last year. The decline in operating cash flow was due to working capital requirements, primarily cash payments on derivative positions, and a decrease in earnings from continuing operations. Working capital used $1.6 million of cash during the three months ended November 30, 2010. During the first quarter of fiscal 2009, cash contributed by working capital was $6.1 million.
     Investing Activities
     Capital expenditures for the first quarter of fiscal 2011 of $1.7 million were primarily for growth and productivity projects. The Company expects total capital expenditures for fiscal 2011 to be $10-15 million. Repayments of intercompany loans by the Company’s Australian discontinued operations in fiscal 2010 are reflected as cash provided by investing activities.
     Financing Activities
     In April 2010, the Company issued $40 million of preferred stock and also entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”). See Notes 5 and 6 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.
     Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At November 30, 2010, the Company had $16.9 million outstanding under its revolving credit facility. Pursuant to the 2010 Agreement, there are no scheduled principal payments prior to maturity of the 2010 Agreement on April 7, 2015. As of November 30, 2010, all of the Company’s outstanding bank debt was subject to variable interest rates.
     At November 30, 2010, the carrying value of the Series A Preferred Stock liability of $35.3 million includes $2.4 million of accrued dividends and $0.6 million of discount accretion for the period from the date of issuance to November 30, 2010. The accrued dividends represent dividends at the rate of 9% that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.
     The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of a majority of the Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock may be accrued or paid in cash currently at the discretion of the Company.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 caused by record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment. The proceeds of these Iowa loans were used to repay outstanding debt in the first quarter of fiscal 2010. At November 30, 2010 the Company had $1.8 million outstanding related to the IDED loans.
     Discontinued Operations
     In the first quarter of fiscal 2010, the Company completed the sale of Penford New Zealand Limited. Proceeds from the sale, net of transaction costs, of approximately $4.8 million, were used to repay Australian debt outstanding in the first quarter of fiscal 2010. Also in the first quarter of fiscal 2010, the Company’s Australian operating subsidiary,

Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. Proceeds from the sales, net of transaction costs, were $15.3 million. Proceeds included $2.0 million payable from an escrow account in four equal installments over thirty months from the date of sale. The Company received the first two installments of $0.5 million each in May 2010 and September 2010.
Contractual Obligations
     The Company is a party to various debt and lease agreements at November 30, 2010 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of November 30, 2010, there have been no material changes in the Company’s contractual obligations since August 31, 2010.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at November 30, 2010.
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
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2010 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.
Forward-looking Statements
     This Quarterly Report on Form 10-Q (“Quarterly Report”), including but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not take any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, which include but are not limited to:
•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix;

•	unanticipated costs, expenses or third-party claims;

•	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

•	interest rate, chemical and energy cost volatility;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates,

•	the Company’s ability to successfully operate under and comply with the terms of its debt instruments;

•	other factors described in the Company’s Form 10-K Part I, Item 1A “Risk Factors.”
     Item 3: Quantitative and Qualitative Disclosures about Market Risk.
     The Company is exposed to market risks from adverse changes in interest rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.
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
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to

Exchange Act Rule 13a-15(b) as of November 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of November 30, 2010.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     As previously reported, the Company filed suit on January 23, 2009 in the U.S. District Court for the Northern District of Iowa, Cedar Rapids Division, against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pa. and ACE American Fire Insurance Company, relating to their denial of the Company’s claim for certain insurance coverage in connection with the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. In August 2010, the District Court judge dismissed the Company’s suit, and in September 2010 the Company filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The Company’s appeal remains to be decided by the appellate court. The Company cannot at this time determine the likelihood of any outcome of its appeal or estimate the amount of any judgment that might be awarded.
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
     Item 1A: Risk Factors
     The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K and in this Item IA are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
     Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     a. None
     b. None
     c. Issuer Purchases of Equity Securities

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares	Average Price Paid	Announced Plans or	Purchased Under the
	Purchased (1)	per Share	Programs	Plans or Programs
November 1 – November 30, 2010	16,671	$6.06	—	—
October 1 – October 31, 2010	—	—	—	—
September 1 – September 30, 2010	—	—	—	—

Total	16,671	$6.06	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations on vesting shares of restricted stock awards.

     Item 6: Exhibits.
     (d) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 7, 2011	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002