Form 10-Q
period 2011-02-28
PENFORD CORP
filed 2011-04-07
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The net number of shares of the Registrant’s common stock outstanding as of April 4, 2011 was 11,346,601.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
(In thousands, except per share data)	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$292	$315
Trade accounts receivable, net	29,924	26,749
Inventories	26,198	19,849
Prepaid expenses	4,544	5,237
Income tax receivable	195	3,678
Other	7,315	5,287

Total current assets	68,468	61,115

Property, plant and equipment, net	108,824	111,930
Restricted cash value of life insurance	7,981	7,951
Deferred tax assets	16,105	16,493
Other assets	2,367	2,615
Other intangible assets, net	370	407
Goodwill, net	7,897	7,897

Total assets	$212,012	$208,408

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$3,419	$4,385
Current portion of long-term debt and capital lease obligations	430	429
Accounts payable	14,167	14,650
Accrued liabilities	6,182	6,536

Total current liabilities	24,198	26,000

Long-term debt and capital lease obligations	27,324	21,038
Redeemable preferred stock, Series A	36,492	34,104
Other postretirement benefits	17,208	16,891
Pension benefit liability	20,597	20,597
Other liabilities	6,406	6,206

Total liabilities	132,225	124,836

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,328 and 13,354 shares, respectively, including treasury shares	13,243	13,190
Preferred stock, Series B	100	100
Additional paid-in capital	102,584	102,303
Retained earnings	13,246	14,586
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(16,629)	(13,850)

Total shareholders’ equity	79,787	83,572

Total liabilities and shareholders’ equity	$212,012	$208,408

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
(In thousands, except per share data)	2011	2010	2011	2010
Sales	$74,304	$62,293	$146,570	$129,363
Cost of sales	67,461	56,231	130,470	112,673

Gross margin	6,843	6,062	16,100	16,690

Operating expenses	5,235	6,054	10,430	12,542
Research and development expenses	1,120	1,124	2,214	2,121

Income (loss) from operations	488	(1,116)	3,456	2,027

Interest expense	2,303	1,621	4,572	3,420
Other non-operating income (expense), net	(1)	(27)	88	609

Loss from continuing operations before income taxes	(1,816)	(2,764)	(1,028)	(784)

Income tax expense (benefit)	(241)	(963)	211	(39)

Loss from continuing operations	(1,575)	(1,801)	(1,239)	(745)
Income from discontinued operations, net of tax	—	13,048	—	16,531

Net income (loss)	$(1,575)	$11,247	$(1,239)	$15,786

Weighted average common shares and equivalents outstanding, basic and diluted:	12,257	11,204	12,239	11,193

Earnings (loss) per common share, basic and diluted:
Loss per share from continuing operations	$(0.13)	$(0.17)	$(0.10)	$(0.08)
Earnings per share from discontinued operations	$—	$1.16	$—	$1.48

Earnings (loss) per share	$(0.13)	$0.99	$(0.10)	$1.40

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net income (loss)	$(1,239)	$15,786
Less: Income from discontinued operations	—	16,531

Net loss from continuing operations	(1,239)	(745)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	7,261	7,518
Non-cash interest on Series A Preferred Stock	1,886	—
Stock-based compensation	608	780
Deferred income tax expense	95	79
Non-cash gains on hedging transactions	(2,832)	(980)
Foreign currency transaction gain	—	(417)
Other	—	(3)
Change in assets and liabilities:
Trade receivable	(3,202)	5,706
Prepaid expenses	693	805
Inventories	(3,517)	(1,698)
Decrease (increase) in margin accounts	(3,877)	1,136
Accounts payable and accrued liabilities	(818)	(1,861)
Income tax receivable	3,577	(245)
Other	(594)	1,538

Net cash flow provided by (used in) operating activities — continuing operations	(1,959)	11,613

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(3,373)	(2,910)
Net proceeds received from sale of discontinued operations and other	(30)	19,812

Net cash provided by (used in) investing activities — continuing operations	(3,403)	16,902

Cash flows from financing activities:
Proceeds from revolving line of credit	26,500	—
Payments on revolving line of credit	(20,000)	(17,735)
Proceeds from long-term debt	—	2,000
Payments of long-term debt	(100)	(21,055)
Payments under capital lease obligation	(123)	(123)
Payment of loan fees	—	(38)
Increase (decrease) in cash overdraft	(966)	2,896
Other	28

Net cash provided by (used in) financing activities — continuing operations	5,339	(34,055)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	6,150
Net cash used in investing activities	—	(1,856)
Net cash used in financing activities	—	(3,399)
Effect of exchange rate changes on cash and cash equivalents	—	(275)

Net cash provided by discontinued operations	—	620

Decrease in cash and cash equivalents	(23)	(4,920)

Cash and cash equivalents of continuing operations, beginning of period	315	5,540
Cash balance of discontinued operations, beginning of period	—	634

Cash and cash equivalents, end of period	292	1,254
Less: cash balance of discontinued operations, end of period	—	1,254

Cash and cash equivalents of continuing operations, end of period	$292	$—

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
Discontinued Operations
     In fiscal 2010, the Company sold the assets of its Australia/New Zealand Operations, which were previously reported in the consolidated financial statements as an operating segment.
     The financial results of the Australia/New Zealand Operations for the three- and six-month periods of fiscal 2010 have been classified as discontinued operations in the condensed consolidated statements of operations. Australian administrative expenses for the three- and six-month periods ended February 28, 2011 of $43,000 and $84,000, respectively, were included in income from continuing operations. The net assets of the Australia/New Zealand Operations as of February 28, 2011 and August 31, 2010 have been reported as assets and liabilities of the continuing operations in the condensed consolidated balance sheets. At February 28, 2011, the remaining net assets of the Australia/New Zealand Operations consist of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. See Note 9 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet at February 28, 2011 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 28, 2011 and February 28, 2010 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

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
     3—INVENTORIES
     The components of inventory are as follows:

	February 28,	August 31,
	2011	2010
	(In thousands)
Raw materials	$11,873	$8,708
Work in progress	1,781	1,299
Finished goods	12,544	9,842

Total inventories	$26,198	$19,849

     4—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	February 28,	August 31,
	2011	2010
	(In thousands)
Land	$10,435	$10,307
Plant and equipment	325,552	324,904
Construction in progress	6,880	4,272

	342,867	339,483
Accumulated depreciation	(234,043)	(227,553)

Net property, plant and equipment	$108,824	$111,930

     5—PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
     On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at February 28, 2011 in two series as shown below.

Shares Issued and
Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000

Series B Voting Convertible Preferred Stock	100,000
     The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At February 28, 2011, the carrying value of the Series A Preferred Stock liability of $36.5 million includes $3.3 million of accrued dividends, and $0.9 million of discount accretion for the period from the date of issuance. The accrued dividends represent the 9% dividends that may be paid currently or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations. During the six-month period of fiscal 2011, non-cash dividends of $1.9 million were recorded as interest expense.
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
     6—DEBT
     On April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) among the Company; Penford Products Co., a wholly-owned subsidiary of the Company; Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.
     Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On February 28, 2011, the Company had $25.4 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of February 28, 2011.

     Interest rates under the 2010 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At February 28, 2011, the Company’s borrowing rate was 3.8%.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At February 28, 2011, the Company had $1.7 million outstanding related to the IDED loans.
     7—INCOME TAXES
     For interim periods in fiscal 2010, the Company estimated the effective income tax rate expected to be applicable for the full fiscal year ended August 31, 2010 and used that rate to calculate income tax expense or benefit on year-to-date income or loss. In fiscal 2011, the amounts of expected permanent differences between book and taxable income resulted in significant variations in the customary relationship between pretax book income and income tax expense (benefit) in interim periods. A small change in the Company’s expected annual pretax income could result in a significant change in the annual expected effective tax rate. For the three- and six-month periods ended February 28, 2011, the Company used the year-to-date effective income tax rate. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss.
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
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2011 were 13.3% and (20.5)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three-month period ended February 28, 2011 was primarily due to a $0.2 million benefit associated with the tax credit for small ethanol producers and a $0.2 million research and development activity tax credit for fiscal 2010 which was reinstated in December 2010 upon enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. These tax benefits were offset by the tax effect of non-deductible dividends and accretion of discount of $1.9 million on the Company’s Series A Preferred Stock. The difference between the effective tax rate and the U.S. federal statutory rate for the six-month period ended February 28, 2011 was primarily due to a $0.9 million benefit associated with the tax credit for small ethanol producers and a $0.2 million tax credit related to research and development activities. These tax benefits were offset by the tax effect of non-deductible dividends and accretion of discount of $3.8 million on the Company’s Series A Preferred Stock.
     For the three- and six-month periods ended February 28, 2010, the difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes offset by adjustments to prior years’ tax expense and an increase in unrecognized tax benefits of $0.1 million and $0.2 million, respectively.. The decrease in the effective tax rate for the six-month period compared with the effective rate for the second quarter is due to the change in the proportion of the prior year tax adjustments and increase in unrecognized tax benefits to pretax income or loss.
     At February 28, 2011, the Company had $19.1 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of February 28, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter and had incurred losses in fiscal years 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years.

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
     The Internal Revenue Code and applicable regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including changes with respect to the Company’s capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period. If changes to the Company’s ownership occur in the future, annual limitations may apply with respect to the Company’s ability to utilize its net operating loss carryforwards and certain current deductions against taxable income in future periods.
     In the six months ended February 28, 2011, the amount of unrecognized tax benefits increased by $0.1 million. The total amount of unrecognized tax benefits at February 28, 2011 was $1.2 million, all of which, if recognized, would favorably impact the effective tax rate. At February 28, 2011, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. The Company does not believe that the total amount of unrecognized tax benefits at February 28, 2011 will change materially in the next 12 months.
     In January 2011, the U.S. Internal Revenue Service (“IRS”) notified the Company that its tax refund of $3.5 million resulting from a carryback of tax losses from fiscal year 2009 to fiscal years 2006 and 2007 is being evaluated to determine whether the refund will be examined or accepted without examination.
     8—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$(1,575)	$11,247	$(1,239)	$15,786
Foreign currency translation adjustments	—	(256)	—	930
Gain from foreign currency translation reclassified into earnings	—	(13,849)	—	(13,420)
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	(733)	94	(2,779)	1,191

Total comprehensive income (loss)	$(2,308)	$(2,764)	$(4,018)	$4,487

     The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter fiscal 2010 earnings.
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

     Proceeds from the Penford Australia asset sales included $2.0 million placed in escrow to be released in four equal installments. Two installments totaling $1.0 million were received as of February 28, 2011. The remaining two installments of $0.5 million each, which are subject to the buyer’s right to make warranty claims under the sale contract, are due in July 2011 and May 2012. While no assurances can be given that the buyer will not develop and submit valid warranty claims, Penford Australia currently expects that it will receive the proceeds from the escrow account as scheduled.
     10—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of February 28, 2011, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 21,017. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over four years and expire seven years from the date of grant.
     General Option Information
     A summary of the stock option activity for the six months ended February 28, 2011, is as follows:

	Number of	Weighted Average	Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Remaining Term (in years)	Value

Outstanding Balance, August 31, 2010	1,264,564	$15.07
Granted	95,000	6.62
Exercised	—	—
Cancelled	(12,170)	12.26

Outstanding Balance, February 28, 2011	1,347,394	14.50	3.19	$12,900

Options Exercisable at February 28, 2011	1,079,394	$14.75	2.67	$—
     Under the 2006 Incentive Plan, the Company granted 95,000 stock options during the first six months of fiscal 2011, (i) 80,000 stock options which vest one year from the date of grant, and (ii) 15,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted during the first six months of fiscal 2011 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair value:

Expected volatility	72%
Expected life (years)	4.2
Interest rate	1.1-2.4%
Weighted-average fair value	$3.63
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.95 as of February 28, 2011 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the six months ended February 28, 2011.
     As of February 28, 2011, the Company had $0.6 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.2 years.

     Restricted Stock Awards
     The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 28, 2011 as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at August 31, 2010	154,707	$15.67
Granted	—	—
Vested	(70,475)	16.87
Cancelled	—	—

Nonvested at February 28, 2011	84,232	$14.67
     As of February 28, 2011, the Company had $0.3 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.1 years.
     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three and six months ended February 28, 2011 and 2010 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Cost of sales	$33	$39	$62	$86
Operating expenses	204	269	527	679
Research and development expenses	13	8	19	15
Income (loss) from discontinued operations	—	—	—	(25)

Total stock-based compensation expense	$250	$316	$608	$755
Income tax benefit	95	120	231	287

Total stock-based compensation expense, net of tax	$155	$196	$377	$468

     11—NON-OPERATING INCOME (LOSS), NET
     Non-operating income (loss), net consists of the following:

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
		(In thousands)
Gain (loss) on foreign currency transactions	$—	$(35)	$—	$417
Other	(1)	8	88	192

Total	$(1)	$(27)	$88	$609

     During the three and six months ended February 28, 2010, the Company recognized a gain (loss) on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.
     12 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 28, 2011 and 2010 are as follows:

	Three months ended		Six months ended
	February 28,		February 28,
Defined benefit pension plans	2011	2010	2011	2010
		(In thousands)
Service cost	$404	$389	$808	$778
Interest cost	674	641	1,348	1,282
Expected return on plan assets	(558)	(506)	(1,116)	(1,012)
Amortization of prior service cost	57	61	114	122
Amortization of actuarial losses	360	304	720	608

Net periodic benefit cost	$937	$889	$1,874	$1,778

	Three months ended		Six months ended
	February 28,		February 28,
Post-retirement health care plans	2011	2010	2011	2010
		(In thousands)
Service cost	$68	$88	$136	$176
Interest cost	243	269	486	538
Amortization of prior service cost	(38)	(38)	(76)	(76)
Amortization of actuarial losses	16	74	32	148

Net periodic benefit cost	$289	$393	$578	$786

     13—FAIR VALUE MEASURMENTS AND DERIVATIVE INSTRUMENTS
     Fair Value Measurements
     Presented below are the fair values of the Company’s derivatives as of February 28, 2011 and August 31, 2010:

As of February 28, 2011	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(4,048)	$—	$—	$(4,048)

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets on the condensed consolidated balance sheet. The cash collateral offset was $5.3 million at February 28, 2011.

As of August 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(2,789)	$—	$—	$(2,789)

(1)	Commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets on the condensed consolidated balance sheet. The cash collateral offset was $4.5 million at August 31, 2010.
     The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

     Other Financial Instruments
     The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.
     In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at February 28, 2011 was $1.7 million and the fair value of the debt was estimated to be $1.5 million. See Note 6.
     The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at February 28, 2011 was $36.5 million and the estimated fair value was $39.5 million.
     Interest Rate Swap Agreements
     The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized losses on interest rate swaps were included in accumulated other comprehensive income (loss). The periodic settlements on the swaps were recorded as interest expense. At February 28, 2011, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss).
     Commodity Contracts
     The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company has designated these instruments as hedges.
     For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in fair value would be recognized in current earnings as a component of cost of goods sold.
     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in fair value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in other comprehensive income at February 28, 2011 that is expected to be reclassified into income within 12 months is $(2.1) million.
     As of February 28, 2011, Penford had purchased corn positions of 10.5 million bushels, of which 3.2 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 7.3 million bushels.

     As of February 28, 2011, the Company had the following outstanding futures contracts:

Corn Futures	2,880,000	Bushels
Natural Gas Futures	1,270,000	mmbtu (millions of British thermal units)
Ethanol Swaps	2,131,500	Gallons
     The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of February 28, 2011 and August 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	Feb, 28	Aug. 31	Balance Sheet	Feb, 28	Aug. 31
In thousands	Location	2011	2010	Location	2011	2010
Cash Flow Hedges:
Corn Futures	Other Current Assets	$197	$—	Other Current Assets	$4	$—
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	516	1,082
Ethanol Gas Futures	Other Current Assets	4	—	Other Current Assets	1,015	—
Fair Value Hedges:
Corn Futures	Other Current Assets	6	28	Other Current Assets	2,720	1,735

Total Derivatives
Designated as Hedging
Instruments		$207	$28		$4,255	$2,817

     The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and six-month periods ended February 28, 2011 and 2010.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	Quarter Ended Feb, 28		Quarter Ended Feb, 28		Quarter Ended Feb, 28
In thousands	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Corn Futures (1)	$(3,049)	$43	$(2,580)	$1,119	$11	$(80)
Natural Gas Futures (1)	(315)	(547)	(337)	(241)	—	—
Ethanol Futures (1)	(548)	119	188	138	—	—
Interest Rate Contracts(2)	—	(108)	—	(283)	—	—

	$(3,912)	$(493)	$(2,729)	$733	$11	$(80)

Fair Value Hedges:
Corn Futures (1) (3)					$56	$27

			Amount of Gain (Loss)
			Reclassified from		Amount of Gain (Loss)
	Amount of Gain (Loss)Recognized in OCI		AOCI into Income		Recognized in Income
	6 Months Ended Feb 28		6 Months Ended Feb 28		6 Months Ended Feb 28
In thousands	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Corn Futures (1)	$(6,756)	$344	$(2,263)	$1,096	$(171)	$175
Natural Gas Futures (1)	(549)	(1,243)	(1,056)	(1,106)	—	—
Ethanol Futures (1)	(315)	(590)	182	(439)	—	—
Interest Rate Contracts(2)	—	(457)	—	(569)	—	—
FX Contracts (1)	—	—	—	(26)	—	—

	$(7,620)	$(1,946)	$(3,137)	$(1,044)	$(171)	$175

Fair Value Hedges:
Corn Futures (1) (3)					$42	$61

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

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
		(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$30,818	$27,983	$60,187	$60,331
Ethanol	25,773	18,082	50,334	36,042

	56,591	46,065	110,521	96,373
Food Ingredients	17,713	16,228	36,049	32,990

	$74,304	$62,293	$146,570	$129,363

Income (loss) from operations:
Industrial Ingredients	$(1,103)	$(1,721)	$(961)	$433
Food Ingredients	3,576	2,848	8,385	6,429
Corporate and other	(1,985)	(2,243)	(3,968)	(4,835)

	$488	$(1,116)	$3,456	$2,027

	February 28,	August 31,
	2011	2010
	(In thousands)
Total assets:
Industrial Ingredients	$140,661	$133,738
Food Ingredients	37,897	36,542
Corporate and other	33,454	38,128

	$212,012	$208,408

     At February 28, 2011, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $0.8 million of other net assets, have been reported as assets of the continuing operations in “Corporate and other.” All other assets are located in the United States.
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
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three and six months ended February 28, 2011 and 2010.

	Three months ended		Six months ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Numerator:
Loss from continuing operations	$(1,575)	$(1,801)	$(1,239)	$(745)
Less: Allocation to participating securities	—	(147)	—	(162)

Loss from continuing operations applicable to common shares	$(1,575)	$(1,948)	$(1,239)	$(907)

Income from discontinued operations	$—	$13,048	$—	$16,531
Less: Allocation to participating securities	—	—	—	—

Income from discontinued operations applicable to common shares	$—	$13,048	$—	$16,531

Net income (loss)	$(1,575)	$11,247	$(1,239)	$15,786
Less: Allocation to participating securities	—	(147)	—	(162)

Net income (loss) applicable to common shares	$(1,575)	$11,100	$(1,239)	$15,624

Denominator:
Weighted average common shares outstanding, basic	12,257	11,204	12,239	11,193
Dilutive stock options and awards	—	—	—	—

Weighted average common shares outstanding, diluted	12,257	11,204	12,239	11,193

     For the three and six months ended February 28, 2011, there were 89,780 and 112,316 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 159,282 and 138,508 shares for the three and six months ended February 28, 2010, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,347,421 and 1,312,653 shares of common stock for the three and six months ended February 28, 2011, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,330,080 and 1,324,408 shares of common stock for the three and six months ended February 28, 2010, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended February 28, 2011 increased 19.3%, or $12.0 million, to $74.3 million compared with $62.3 million for the three months ended February 28, 2010. Consolidated sales in the first half of fiscal 2011 increased $17.2 million over last year to $146.6 million. Second quarter and year-to-date sales growth was driven by improvements in ethanol volumes and unit pricing. See the discussion by business segment below for details of changes in revenues.
     Consolidated income from operations for the second quarter of fiscal 2011 increased $1.6 million to $0.5 million from an operating loss of $1.1 million in the prior year second quarter. Consolidated gross margin increased $0.8 million as higher net corn costs were more than offset by favorable ethanol pricing, the effect of expanded sales volume in both businesses and lower manufacturing costs. Operating expenses decreased $0.8 million primarily due to reduced professional fees.
     Consolidated income from operations for the six months ended February 28, 2011 rose $1.4 million to $3.5 million from $2.0 million in the same period of the prior year. Gross margin declined $0.6 million on higher net corn costs. Operating expenses improved $2.1 million on lower employee costs and professional fees.
     Interest expense increased for both the second quarter and the first half of fiscal 2011 over the same periods in fiscal 2010 primarily due to the higher dividend rate under the Company’s Series A Preferred Stock issued in April 2010 over the interest rate under the Company’s prior bank debt.
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2011 were 13.3% and (20.5)%, respectively. The difference between these rates and the U.S. federal statutory rate is primarily due to federal tax credits for the production of ethanol and research and development activities. See the “Income taxes” section below for a discussion of the Company’s effective tax rates.
     Industrial Ingredients
     Second quarter fiscal 2011 sales at the Company’s Industrial Ingredients business unit increased $10.5 million, or 22.9%, to $56.6 million from $46.1 million in the second quarter of fiscal 2010. Industrial starch sales of $30.8 million for the quarter ended February 28, 2011 grew $2.8 million from a year ago on an increase in average unit pricing, which included the effect of an increase in the cost of corn which is passed through to customers, partially offset by a 2%

decline in sales volume. Sales of specialty starches, included in the industrial starch sales amount, expanded 20% on increases in both volume and average unit pricing. Sales of ethanol increased 43% from $18.1 million in the second quarter of fiscal 2010 to $25.8 million in the second quarter of fiscal 2011. Both sales volume and average unit pricing of ethanol rose at double-digit rates over the prior year quarter.
     Industrial Ingredients sales for the first half of fiscal 2011 increased 14.7% to $110.5 million from $96.4 million in fiscal 2010. Industrial starch sales were comparable to last year at $60.2 million. Average unit pricing of industrial starches was comparable to the prior year. Sales of specialty starches, included in the industrial starch sales amount, for the six months ended February 28, 2011 rose 16% on volume increases, partially offset a 1% decline in average unit pricing. First half fiscal 2010 ethanol sales expanded 40% to $50.3 million from $36.0 million a year ago on a 13% increase in volume and pricing improvements of 24%.
     The Industrial Ingredients business unit reported a loss from operations for the second quarter of fiscal 2011 of $1.1 million compared to an operating loss of $1.7 million for the second quarter of fiscal 2010. Gross margin improved by $0.2 million on volume growth of $0.4 million, pricing and product mix improvements of $5.5 million, and higher manufacturing yields and lower natural gas and distribution costs of $1.8 million. Higher net corn costs decreased gross margin by $7.5 million. Operating expenses decreased due to lower professional fees.
     The Industrial Ingredients business reported a loss from operations of $1.0 million for the six months ended February 28, 2011 compared to operating income of $0.4 million for the same period of fiscal 2010. Gross margin declined $1.9 million due to higher net corn costs of $10.5 million, offset by pricing and product mix improvements of $5.0 million, the effect of volume increases of $0.9 million, and improvements in manufacturing yields and costs of $2.7 million. Total operating and research and development expenses for 2011 declined by $0.5 million due to a decrease in professional fees.
     Food Ingredients
     Fiscal 2011 second quarter sales for the Food Ingredients segment of $17.7 million increased 9.2%, or $1.5 million, from the second quarter of fiscal 2010. Sales for the first six months of fiscal 2011 of $36.0 million increased 9.3%, or $3.1 million, from last year. For the second quarter and the first half of fiscal 2011, sales of applications to growth end markets, including the dairy, pet and bakery markets, grew 28% and 22%, respectively, on both volume and pricing improvements. Sales of coating applications declined 12% for the three months ended February 28, 2011 primarily due to decreased volume. Volume and average unit pricing declines contributed equally to a decrease in coating application sales in the first half of fiscal 2011 compared to the same period in fiscal 2010.
     Operating income for the second quarter of fiscal 2011 increased 25.6% to $3.6 million from $2.8 million a year ago due to the impact of higher revenues of $0.5 million, lower raw material costs of $0.1 million, and lower operating expenses of $0.2 million. Income from operations for the first six months of fiscal 2011 increased $2.0 million, or 30.4%, to $8.4 million due to an improvement in gross margin of $1.3 million and a decrease in operating expenses of $0.7 million. First half gross margin improved 12.1% from the same period last year to $11.7 million on the impact of higher revenues of $1.0 million and lower raw material costs. Operating expenses declined due to the collection of a receivable in the first quarter of fiscal 2011 and lower professional fees.
     Corporate operating expenses
     Corporate operating expenses declined $0.3 million for the second quarter of fiscal 2011 to $1.9 million, and declined $0.9 million for the first half of fiscal 2011 to $3.9 million, primarily due to lower employee costs.
     Interest expense
     Interest expense for the three- and six-month periods ended February 28, 2011 increased $0.7 million and $1.2 million, respectively, compared to the same periods last year, primarily due to the higher dividend rate under the Company’s Series A Preferred Stock issued in April 2010 over the interest rate under the Company’s prior bank debt. The increase was also due to the accretion of the discount on the Series A Preferred Stock.
     On April 7, 2010, the Company issued $40 million of its Series A Preferred Stock at a dividend rate of 15%, the proceeds of which were used to repay outstanding bank debt. Prior to the $40 million repayment, the Company paid interest at LIBOR (London Interbank Offered Rate) plus 5%. See Notes 5 and 6 to the Condensed Consolidated Financial Statements.
     Income taxes
     For interim periods in fiscal 2010, the Company estimated the effective income tax rate expected to be applicable for the full fiscal year ended August 31, 2010 and used that rate to calculate income tax expense or benefit on year-to-date income or loss. In fiscal 2011, the amounts of expected permanent differences between book and taxable income resulted in significant variations in the customary relationship between pretax book income and income tax expense (benefit) in interim periods. A small change in the Company’s expected annual pretax income could result in a significant change in the annual expected effective tax rate. For the three- and six-month periods ended February 28, 2011, the Company used the year-to-date effective income tax rate. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss.
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
     The Company’s effective tax rates for the three- and six-month periods ended February 28, 2011 were 13.3% and (20.5)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate for the three-month period ended February 28, 2011 was primarily due to a $0.2 million benefit associated with the tax credit for small ethanol producers and a $0.2 million research and development activity tax credit for fiscal 2010 which was reinstated in December 2010 upon enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. These tax benefits were offset by the tax effect of non-deductible dividends and accretion of discount of $1.9 million on the Company’s Series A Preferred Stock. The difference between the effective tax rate and the U.S. federal statutory rate for the six-month period ended February 28, 2011 was primarily due to a $0.9 million benefit associated with the tax credit for small ethanol producers and a $0.2 million tax credit related to research and development activities. These tax benefits were offset by the tax effect of non-deductible dividends and accretion of discount of $3.8 million on the Company’s Series A Preferred Stock.
     For the three- and six-month periods ended February 28, 2010, the difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes offset by adjustments to prior years’ tax expense and an increase in unrecognized tax benefits of $0.1 million and $0.2 million, respectively. The decrease in the effective tax rate for the six-month period compared with the effective rate for the second quarter is due to the change in the proportion of the prior year tax adjustments and increase in unrecognized tax benefits to pretax income or loss.
     At February 28, 2011, the Company had $19.1 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of February 28, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter and has incurred losses in fiscal years 2008, 2009 and 2010. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years. While there have been losses since 2008 for reasons indicated above, the Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.
     The Internal Revenue Code and applicable regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including changes with respect to the Company’s capital stock that result in a cumulative ownership change of more than 50 percentage points by 5-percent stockholders over a three-year period. If changes to the Company’s ownership occur in the future, annual limitations may apply with respect to the Company’s ability to utilize its net operating loss carryforwards and certain current deductions against taxable income in future periods.
Liquidity and Capital Resources
     The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit.
     Operating Activities
     Cash used in operations was $2.0 million for the six months ended February 28, 2011 compared with cash provided by operating activities of $11.6 million for the same period last year. The decline in operating cash flow was primarily due to working capital requirements, including cash payments on derivative positions. Working capital used $7.7 million of cash during the six months ended February 28, 2011 compared to cash contributed by working capital of $5.4 million during the first six months of fiscal 2010.
     Investing Activities
     During the first half of fiscal 2011, capital expenditures were $3.4 million, which were primarily for growth and productivity projects. The Company expects total capital expenditures for fiscal 2011 to be $10-15 million. Repayments of intercompany loans by the Company’s Australian discontinued operations in fiscal 2010 are reflected as cash provided by investing activities.
     Financing Activities
     In April 2010, the Company issued $40 million of preferred stock and also entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”). See Notes 5 and 6 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.
     Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At February 28, 2011, the Company had $25.4 million outstanding under its revolving credit facility. Pursuant to the 2010 Agreement, there are no scheduled principal payments prior to maturity of the 2010 Agreement on April 7, 2015. As of November 30, 2010, all of the Company’s outstanding bank debt was subject to variable interest rates.
     At February 28, 2011, the carrying value of the Series A Preferred Stock liability of $36.5 million includes $3.3 million of accrued dividends and $0.9 million of discount accretion for the period from the date of issuance to February 28, 2011. The accrued dividends represent dividends at the rate of 9% that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.
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
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 caused by record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment. At February 28, 2011 the Company had $1.7 million outstanding related to the IDED loans.

Contractual Obligations
     The Company is a party to various debt and lease agreements at February 28, 2011 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of February 28, 2011, there have been no material changes in the Company’s contractual obligations since August 31, 2010, except for expected contributions to the Company’s pension plans for fiscal 2011. The Company expects to contribute $6.1 million during fiscal 2011, of which $4.8 million has been contributed as of April 7, 2011.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at February 28, 2011.
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
Forward-looking Statements
     This Quarterly Report on Form 10-Q (“Quarterly Report”), including but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item

1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2010, which include but are not limited to:
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
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of February 28, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of February 28, 2011.

     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Penford Corporation
(Registrant)

April 7, 2011	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002