Form 10-Q
period 2011-05-31
PENFORD CORP
filed 2011-07-07
CIK 739608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
The net number of shares of the Registrant’s common stock outstanding as of July 5, 2011 was 11,346,601.

PENFORD CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 31, 2011	August 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227	$315
Trade accounts receivable, net	31,446	26,749
Inventories	27,026	19,849
Prepaid expenses	6,496	5,237
Income tax receivable	262	3,678
Other	7,044	5,287

Total current assets	72,501	61,115

Property, plant and equipment, net	107,841	111,930
Restricted cash value of life insurance	7,996	7,951
Deferred tax assets	15,222	16,493
Other assets	2,596	3,022
Goodwill, net	7,897	7,897

Total assets	$214,053	$208,408

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$6,453	$4,385
Current portion of long-term debt and capital lease obligations	429	429
Accounts payable	14,081	14,650
Accrued liabilities	8,274	6,536

Total current liabilities	29,237	26,000

Long-term debt and capital lease obligations	24,713	21,038
Redeemable preferred stock, Series A	37,725	34,104
Other postretirement benefits	17,373	16,891
Pension benefit liability	16,537	20,597
Other liabilities	6,782	6,206

Total liabilities	132,367	124,836

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,328 and 13,354 shares, respectively, including treasury shares	13,243	13,190
Preferred stock, Series B	100	100
Additional paid-in capital	102,815	102,303
Retained earnings	12,537	14,586
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(14,252)	(13,850)

Total shareholders’ equity	81,686	83,572

Total liabilities and shareholders’ equity	$214,053	$208,408

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
(In thousands, except per share data)	2011	2010	2011	2010
Sales	$85,233	$61,909	$231,802	$191,272
Cost of sales	74,815	58,644	205,285	171,317

Gross margin	10,418	3,265	26,517	19,955

Operating expenses	6,664	6,312	17,093	18,854
Research and development expenses	1,248	1,044	3,462	3,165

Income (loss) from operations	2,506	(4,091)	5,962	(2,064)

Interest expense	(2,380)	(1,904)	(6,953)	(5,324)
Other non-operating income (expense), net	(12)	(2,606)	77	(1,997)

Income (loss) from continuing operations before income taxes	114	(8,601)	(914)	(9,385)

Income tax expense (benefit)	823	(2,843)	1,034	(2,882)

Loss from continuing operations	(709)	(5,758)	(1,948)	(6,503)
Income (loss) from discontinued operations, net of tax	—	(218)	—	16,312

Net income (loss)	$(709)	$(5,976)	$(1,948)	$9,809

Weighted average common shares and equivalents outstanding, basic and diluted:	12,262	11,796	12,247	11,396

Earnings (loss) per common share, basic and diluted:
Loss per share from continuing operations	$(0.06)	$(0.49)	$(0.16)	$(0.58)
Earnings (loss) per share from discontinued operations	$—	$(0.02)	$—	$1.43

Earnings (loss) per share	$(0.06)	$(0.51)	$(0.16)	$0.85

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	May 31
(In thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,948)	$9,809
Less: Income from discontinued operations	—	16,312

Net loss from continuing operations	(1,948)	(6,503)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operations:
Depreciation and amortization	10,859	11,149
Non-cash interest on Series A Preferred Stock	2,861	900
Stock-based compensation	858	1,200
Deferred income tax expense (benefit)	929	(2,548)
Non-cash gains on hedging transactions	(485)	(659)
Foreign currency transaction gain	—	(417)
Loss on early extinguishment of debt	—	1,049
Other	—	(3)
Changes in assets and liabilities:
Trade receivable	(4,734)	4,170
Prepaid expenses	(1,259)	(1,271)
Inventories	(6,692)	909
Decrease in margin accounts	(1,113)	(474)
Accounts payable and accrued liabilities	1,190	33
Income tax receivable	3,361	(372)
Other	(4,046)	2,397

Net cash flow provided by (used in) operating activities — continuing operations	(219)	9,560

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(5,595)	(4,342)
Net proceeds received from sale of discontinued operations and other	(45)	20,779

Net cash provided by (used in) investing activities — continuing operations	(5,640)	16,437

Cash flows from financing activities:
Proceeds from revolving line of credit	31,000	23,200
Payments on revolving line of credit	(27,000)	(51,833)
Proceeds from issuance of long-term debt	—	2,000
Payments of long-term debt	(150)	(45,942)
Proceeds from issuance of preferred stock	—	40,000
Issuance costs of preferred stock	—	(1,995)
Payments under capital lease obligation	(185)	(182)
Payment of loan fees	—	(1,227)
Increase in cash overdraft	2,068	4,442
Other	38	—

Net cash provided by (used in) financing activities — continuing operations	5,771	(31,537)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	6,330
Net cash used in investing activities	—	(2,848)
Net cash used in financing activities	—	(3,399)
Effect of exchange rate changes on cash and cash equivalents	—	(353)

	Nine Months Ended
	May 31
(In thousands)	2011	2010
Net cash used in discontinued operations	—	(270)

Decrease in cash and cash equivalents	(88)	(5,810)

Cash and cash equivalents of continuing operations, beginning of period	315	5,540
Cash balance of discontinued operations, beginning of period	—	634

Cash and cash equivalents, end of period	227	364
Less: cash balance of discontinued operations, end of period	—	—

Cash and cash equivalents of continuing operations, end of period	$227	$364

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
     Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrin for the food manufacturing and food service industries. See Note 14 for financial information regarding the Company’s business segments.
Discontinued Operations
     In fiscal 2010, the Company sold the operating assets of its Australia/New Zealand Operations, which were previously reported in the consolidated financial statements as an operating segment.
     The financial results of the Australia/New Zealand Operations for the three- and nine-month periods of fiscal 2010 have been classified as discontinued operations in the condensed consolidated statements of operations. Australian administrative expenses for the three- and nine-month periods ended May 31, 2011 of $30,000 and $115,000, respectively, were included in income from continuing operations. The net assets of the Australia/New Zealand Operations as of May 31, 2011 and August 31, 2010 have been reported as assets and liabilities of the continuing operations in the condensed consolidated balance sheets. At May 31, 2011, the remaining net assets of the Australia/New Zealand Operations consist of $0.2 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. See Note 9 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.
     2—BASIS OF PRESENTATION
     Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet at May 31, 2011 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2011 and May 31, 2010 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, stock-based compensation, the determination of assumptions for pension and postretirement employee benefit costs, the determination of assumptions for asset impairment assessments, useful lives of property and equipment and the valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.
     3—INVENTORIES
     The components of inventory are as follows:

	May 31,	August 31,
	2011	2010
	(In thousands)
Raw materials	$12,750	$8,708
Work in progress	6,910	1,299
Finished goods	7,366	9,842

Total inventories	$27,026	$19,849

     4—PROPERTY, PLANT AND EQUIPMENT
     The components of property, plant and equipment are as follows:

	May 31,	August 31,
	2011	2010
	(In thousands)
Land	$10,435	$10,307
Plant and equipment	328,902	324,904
Construction in progress	5,304	4,272

	344,641	339,483
Accumulated depreciation	(236,800)	(227,553)

Net property, plant and equipment	$107,841	$111,930

     5—PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
     On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at May 31, 2011 in two series as shown below.

Shares Issued and
Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000
Series B Voting Convertible Preferred Stock	100,000
     The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At May 31, 2011, the carrying value of the Series A Preferred Stock liability of $37.7 million includes $4.3 million of accrued dividends, and $1.2 million of discount accretion for the period from the date of issuance. The accrued dividends represent the 9% dividends that may be paid currently or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations. During the nine-month period ended May 31, 2011, non-cash dividends of $2.9 million were recorded as interest expense.
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
     Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On May 31, 2011, the Company had $22.9 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of May 31, 2011.
     Interest rates under the 2010 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At May 31, 2011, the Company’s borrowing rate was 3.9%.
     During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At May 31, 2011, the Company had $1.7 million outstanding related to the IDED loans.
     7—INCOME TAXES
     For interim periods in fiscal 2010, the Company estimated the effective income tax rate expected to be applicable for the full fiscal year ended August 31, 2010 and used that rate to calculate income tax expense or benefit on year-to-date income or loss. In fiscal 2011, the amounts of expected permanent differences between book and taxable income resulted in significant variations in the customary relationship between pretax book income and income tax expense (benefit) in interim periods. A small change in the Company’s expected annual pretax income could result in a significant change in the annual expected effective tax rate. For the three- and nine-month periods ended May 31, 2011, the Company used the year-to-date effective income tax rate. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss.
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
     Tax expense for the three-month period ended May 31, 2011 was $0.8 million on pre-tax income of $0.1 million. The difference between the recorded tax expense and the expected tax expense at the U.S. federal statutory rate was primarily due to federal and state income taxes on $1.9 million of non-deductible dividends and discount accretion on the Company’s Series A Preferred Stock.
     Tax expense for the nine-month period ended May 31, 2011 was $1.0 million on a pre-tax loss of $0.9 million. The difference between the recorded tax expense and the expected tax benefit at the U.S. federal statutory rate was due to federal and state income taxes on $5.7 million of non-deductible dividends and discount accretion on the Company’s Series A Preferred Stock, offset by a $0.9 million tax benefit associated with the tax credit for small ethanol producers and a $0.2 million tax credit related to research and development activities.
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
     At May 31, 2011, the Company had $16.9 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.
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
     In the nine months ended May 31, 2011, the amount of unrecognized tax benefits increased by less than $0.1 million. The total amount of unrecognized tax benefits at May 31, 2011 was $1.2 million, all of which, if recognized, would favorably impact the effective tax rate. At May 31, 2011, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. The Company does not believe that the total amount of unrecognized tax benefits at May 31, 2011 will change materially in the next 12 months.
     In January 2011, the U.S. Internal Revenue Service (“IRS”) notified the Company that its tax refund of $3.5 million resulting from a carryback of tax losses from fiscal year 2009 to fiscal years 2006 and 2007 is being evaluated to determine whether the refund will be examined or accepted without examination.

     8—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)
     The components of total comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
		(In thousands)
Net income (loss)	$(709)	$(5,976)	$(1,948)	$9,809
Foreign currency translation adjustments	—	—	—	930
Gain from foreign currency translation reclassified into earnings	—	—	—	(13,420)
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	2,378	318	(402)	1,509

Total comprehensive income (loss)	$1,669	$(5,658)	$(2,350)	$(1,172)

     The liquidation of the remaining net assets of Penford Australia was substantially completed in the second quarter of fiscal 2010 and, as a result, currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter fiscal 2010 earnings. The accumulated derivative instrument losses, net of tax, included in OCI at August 31, 2010 and 2009 were $0.6 million and $2.3 million, respectively. The accumulated derivative instrument losses, net of tax, included in OCI at May 31, 2011 and 2010 were $1.0 million and $0.7 million, respectively.
     9 — DISCONTINUED OPERATIONS
     In the first quarter of fiscal 2010, the Company sold the assets of its Australia/New Zealand Operations, which were previously reported in the consolidated financial statements as an operating segment. Penford Australia completed the sale of the shares of its wholly-owned subsidiary, Penford New Zealand, on September 2, 2009. Proceeds from the sale, net of transaction costs, were $4.8 million. On November 27, 2009, Penford Australia completed the sale of substantially all of its operating assets, including property, plant and equipment, intellectual property, and inventories in two transactions to unrelated parties. Proceeds from the sales, net of estimated transaction costs, were $15.3 million.
     Proceeds from the Penford Australia asset sales included $2.0 million placed in escrow to be released in four equal installments. Two installments totaling $1.0 million were received as of May 31, 2011. The remaining two installments of $0.5 million each, which are subject to the buyer’s right to make warranty claims under the sale contract, are due in July 2011 and May 2012. While no assurances can be given that the buyer will not develop and submit valid warranty claims, Penford Australia currently expects that it will receive the proceeds from the escrow account as scheduled.
     10—STOCK-BASED COMPENSATION
     Stock Compensation Plans
     Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of May 31, 2011, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 21,767. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably for periods from one to four years and expire seven years from the date of grant.

     General Option Information
     A summary of the stock option activity for the nine months ended May 31, 2011, is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding Balance, August 31, 2010	1,264,564	$15.07
Granted	98,000	6.59
Exercised	—	—
Cancelled	(17,551)	13.02

Outstanding Balance, May 31, 2011	1,345,013	14.48	2.94	$12,200

Options Exercisable at May 31, 2011	1,081,013	$14.78	2.43	$—
     Under the 2006 Incentive Plan, the Company granted 98,000 stock options during the first nine months of fiscal 2011, (i) 80,000 stock options which vest one year from the date of grant, and (ii) 18,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted during the first nine months of fiscal 2011 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair value:

Expected volatility	71%
Expected life (years)	4.3
Interest rate	1.1-2.8%

Weighted-average fair value	$3.62
     The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.82 as of May 31, 2011 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the nine months ended May 31, 2011.
     As of May 31, 2011, the Company had $0.4 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.2 years.
     Restricted Stock Awards
     The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the nine months ended May 31, 2011 as follows:

		Weighted
		Average
		Grant Date
	Number of Shares	Fair Value

Nonvested at August 31, 2010	154,707	$15.67
Granted	—	—
Vested	(70,475)	16.87
Cancelled	—	—

Nonvested at May 31, 2011	84,232	$14.67
     As of May 31, 2011, the Company had $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.1 years.

     Compensation Expense
     The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three and nine months ended May 31, 2011 and 2010 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Cost of sales	$30	$39	$92	$125
Operating expenses	204	374	739	1,053
Research and development expenses	8	7	27	22
Income (loss) from discontinued operations	—	—	—	(25)

Total stock-based compensation expense	$242	$420	$858	$1,175
Income tax benefit	92	160	326	447

Total stock-based compensation expense, net of tax	$150	$260	$532	$728

     11—NON-OPERATING INCOME (LOSS), NET
     Non-operating income (loss), net consists of the following:

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
		(In thousands)
Loss on extinguishment of debt	$—	$(1,049)	$—	$(1,049)
Loss on interest rate swap termination		(1,562)		(1,562)
Gain on foreign currency transactions	—	—	—	417
Other	(12)	5	77	197

Total	$(12)	$(2,606)	$77	$(1,997)

     In the third quarter of fiscal 2010, the Company refinanced its bank debt. See Note 6. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.
     During the nine months ended May 31, 2010, the Company recognized a gain on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.

     12 — PENSION AND POST-RETIREMENT BENEFIT PLANS
     The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
Defined benefit pension plans	2011	2010	2011	2010
		(In thousands)
Service cost	$404	$389	$1,213	$1,167
Interest cost	674	641	2,022	1,923
Expected return on plan assets	(558)	(506)	(1,676)	(1,518)
Amortization of prior service cost	57	61	171	183
Amortization of actuarial losses	360	304	1,081	912

Net periodic benefit cost	$937	$889	$2,811	$2,667

	Three months ended		Nine months ended
	May 31,		May 31,
Post-retirement health care plans	2011	2010	2011	2010
		(In thousands)
Service cost	$68	$88	$204	$264
Interest cost	243	269	729	807
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	16	74	49	222

Net periodic benefit cost	$289	$393	$868	$1,179

     During the third quarter of fiscal 2011, the company contributed $4.4 million to the Company’s pension plans.
     13—FAIR VALUE MEASURMENTS AND DERIVATIVE INSTRUMENTS
     Fair Value Measurements
     Presented below are the fair values of the Company’s derivatives as of May 31, 2011 and August 31, 2010:

As of May 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(732)	$—	$—	$(732)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $3.0 million at May 31, 2011.

As of August 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
		(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(2,789)	$ —	$ —	$(2,789)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $4.5 million at August 31, 2010.

     The three levels of inputs that may be used to measure fair value are:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.
     Other Financial Instruments
     The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.
     In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at May 31, 2011 was $1.7 million and the fair value of the debt was estimated to be $1.4 million. See Note 6.
     The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at May 31, 2011 was $37.7 million and the estimated fair value was $40.5 million.
     Interest Rate Swap Agreements
     The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized losses on interest rate swaps were included in accumulated other comprehensive income (loss). The periodic settlements on the swaps were recorded as interest expense. At May 31, 2011, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss).
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
     To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. The changes in fair value of such contracts have historically been, and are expected to continue to be, effective in offsetting the price changes of the hedged commodity. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in other comprehensive income at May 31, 2011 that is expected to be reclassified into income within 12 months is $(1.0) million.

     As of May 31, 2011, Penford had purchased corn positions of 11.1 million bushels, of which 4.6 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 6.5 million bushels.
     As of May 31, 2011, the Company had the following outstanding futures contracts:

Corn Futures	1,460,000 Bushels
Natural Gas Futures	1,020,000 mmbtu (millions of British thermal units)
Ethanol Swaps	6,960,000 Gallons
     The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of May 31, 2011 and August 31, 2010.

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	May 31	Aug. 31	Balance Sheet	May 31	Aug. 31
In thousands	Location	2011	2010	Location	2011	2010
Cash Flow Hedges:
Corn Futures	Other Current Assets	$180	$—	Other Current Assets	$—	$—
Natural Gas Futures	Other Current Assets	7	—	Other Current Assets	51	1,082
Ethanol Gas Futures	Other Current Assets	—	—	Other Current Assets	784	—

Fair Value Hedges:
Corn Futures	Other Current Assets	4	28	Other Current Assets	88	1,735

Total Derivatives Designated as Hedging Instruments		$191	$28		$923	$2,817

     The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and nine-month periods ended May 31, 2011 and 2010.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	Quarter Ended May 31		Quarter Ended May 31		Quarter Ended May 31
In thousands	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Corn Futures (1)	$(601)	$40	$(3,862)	$594	$60	$288
Natural Gas Futures (1)	415	(845)	(249)	(618)	—	—
Ethanol Futures (1)	(596)	—	(506)	(75)	—	—
Interest Rate Contracts(2)	—	61	—	(93)	—	(1,562)

	$(782)	$(744)	$(4,617)	$(192)	$60	$(1,274)

Fair Value Hedges:
Corn Futures (1) (3)					$(6)	$(117)

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from		Amount of Gain (Loss)
	Recognized in OCI		AOCI into Income		Recognized in Income
	9 Months Ended May 31		9 Months Ended May 31		9 Months Ended May 31
In thousands	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Corn Futures (1)	$(7,358)	$384	$(6,125)	$1,690	$85	$113
Natural Gas Futures (1)	(135)	(2,088)	(1,305)	(1,724)	—	—
Ethanol Futures (1)	(910)	(590)	(323)	(514)	—	—
Interest Rate Contracts(2)	—	(395)	—	(662)	—	(1,562)
FX Contracts (1)	—	—	—	(26)	—	-

	$(8,403)	$(2,689)	$(7,753)	$(1,236)	$85	$(1,449)

Fair Value Hedges:
Corn Futures (1) (3)					$(229)	$(56)

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$33,535	$27,409	$93,721	$87,740
Ethanol	28,061	14,601	78,395	50,643

	61,596	42,010	172,116	138,383
Food Ingredients	23,637	19,899	59,686	52,889

	$85,233	$61,909	$231,802	$191,272

Income (loss) from operations:
Industrial Ingredients	$(734)	$(6,847)	$(1,695)	$(6,414)
Food Ingredients	5,517	5,018	13,902	11,447
Corporate and other	(2,277)	(2,262)	(6,245)	(7,097)

	$2,506	$(4,091)	$5,962	$(2,064)

	May 31,	August 31,
	2011	2010
	(In thousands)
Total assets:
Industrial Ingredients	$140,909	$133,738
Food Ingredients	40,479	36,542
Corporate and other	32,665	38,128

	$214,053	$208,408

     At May 31, 2011, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.2 million of cash and $0.8 million of other net assets, have been reported as assets of the continuing operations in “Corporate and other.” All other assets are located in the United States.
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
     Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2011 and 2010.

	Three months ended		Nine months ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Numerator:
Loss from continuing operations	$(709)	$(5,758)	$(1,948)	$(6,503)
Less: Allocation to participating securities	—	—	—	(110)

Loss from continuing operations applicable to common shares	$(709)	$(5,758)	$(1,948)	$(6,613)

Income (loss) from discontinued operations	$—	$(218)	$—	$16,312
Less: Allocation to participating securities	—	—	—	—

Income (loss) from discontinued operations applicable to common shares	$—	$(218)	$—	$16,312

Net income (loss)	$(709)	$(5,976)	$(1,948)	$9,809
Less: Allocation to participating securities	—	—	—	(110)

Net income (loss) applicable to common shares	$(709)	$(5,976)	$(1,948)	$9,699

Denominator:
Weighted average common shares outstanding, basic	12,262	11,796	12,247	11,396
Dilutive stock options and awards	—	—	—	—

Weighted average common shares outstanding, diluted	12,262	11,796	12,247	11,396

     For the three and nine months ended May 31, 2011, there were 84,232 and 102,852 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 154,707 and 143,967 shares for the three and nine months ended May 31, 2010, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,343,455 and 1,321,822 shares of common stock for the three and nine months ended May 31, 2011, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,370,023 and 1,374,031 shares of common stock for the three and nine months ended May 31, 2010, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.
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
     16—LEGAL PROCEEDINGS
     On or about June 2, 2011, the Company was notified by a customer that the customer had been informed that a lawsuit had been filed against the customer by T.F.H. Publications, Inc. (“TFH”) in the United States Court for the District of New Jersey alleging that certain dog chew products supplied to the customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringed upon a patent owned by TFH and may infringe upon two other patents owned by TFH. The customer has requested that Penford Products assume the defense of this lawsuit. The Company believes that the products supplied to its customer did not infringe upon any TFH patents and intends to vigorously defend the lawsuit. However, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part upon information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

     Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Penford generates revenue, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for food and industrial applications, including fuel grade ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper and food production and as an ingredient in fuel.
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
Results of Operations
     Executive Overview
     Consolidated sales for the three months ended May 31, 2011 increased 37.7%, or $23.3 million, to $85.2 million compared with $61.9 million for the three months ended May 31, 2010. Consolidated sales in the first nine months of fiscal 2011 increased $40.5 million over last year to $231.8 million. Third quarter and year-to-date sales growth was driven by improvements in ethanol volumes and unit pricing. See the discussion by business segment below for details of changes in revenues.
     Consolidated income from operations for the third quarter of fiscal 2011 increased $6.6 million to $2.5 million from an operating loss of $4.1 million in the prior year third quarter. Consolidated gross margin increased $7.2 million as higher net corn costs were more than offset by favorable ethanol pricing and lower manufacturing costs. Operating expenses increased $0.4 million on higher employee costs and an increase in the accounts receivable reserve of $0.6 million in the industrial ingredients business, partially offset by lower professional fees.
     Consolidated income from operations for the nine months ended May 31, 2011 rose $8.0 million to $6.0 million from an operating loss of $2.0 million in the same period of the prior year. Consolidated gross margin expanded $6.6 million as improvements in ethanol volume and pricing more than offset higher net corn costs. Operating expenses improved $1.8 million on lower employee costs and professional fees.
     Interest expense increased for both the third quarter and the first nine months of fiscal 2011 from the same periods in fiscal 2010 primarily due to the higher dividend rate on the Company’s Series A Preferred Stock issued in April 2010 over the interest rate under the Company’s prior bank debt. The increase was also due to the accretion of the discount on the Series A Preferred Stock since its issuance.
     The Company’s income tax expense for the third quarter of fiscal 2011 was $0.8 million on $0.1 million of pre-tax income. Income tax expense for the nine months ended May 31, 2011 was $1.0 million on a pre-tax loss of $0.9 million. The difference between the recorded income tax expense and the expected income tax expense or benefit based on the U.S. federal statutory rate is due to the non-deductibility of the dividends on the Company’s Series A Preferred Stock which are reported as interest expense in the Condensed Consolidated Statements of Operations. See the “Income taxes” section below.

     Industrial Ingredients
     Third quarter fiscal 2011 sales at the Company’s Industrial Ingredients business unit increased $19.6 million, or 46.6%, to $61.6 million from $42.0 million in the third quarter of fiscal 2010. Industrial starch sales of $33.5 million for the quarter ended May 31, 2011 grew $6.1 million from a year ago on an increase in average unit pricing, which included the effect of an increase in the cost of corn which is passed through to customers, partially offset by a 12% decline in sales volume. Sales of specialty starches, included in the industrial starch sales amount, expanded 33% on increases in both volume and average unit pricing. Sales of ethanol increased 92% from $14.6 million in the third quarter of fiscal 2010 to $28.1 million in the third quarter of fiscal 2011. Both sales volume and average unit pricing of ethanol rose at double-digit rates over the prior year quarter.
     Industrial Ingredients sales for the first nine months of fiscal 2011 increased 24.4% to $172.1 million from $138.4 million in the same period of fiscal 2010. Industrial starch sales rose 7% to $93.7 million in fiscal 2011 from $87.7 million a year ago primarily on favorable average unit pricing, which included the pass-through of higher corn costs to customers during the period. Sales of specialty starches, included in the industrial starch sales amount, for the nine months ended May 31, 2011 grew 22% resulting from favorable changes in both volume and average unit pricing. Ethanol sales expanded 55% to $78.4 million from $50.6 million a year ago on a 13% increase in volume and pricing improvements of 37%.
     The Industrial Ingredients business unit reported a loss from operations for the third quarter of fiscal 2011 of $0.7 million compared to an operating loss of $6.8 million for the third quarter of fiscal 2010. Gross margin improved by $6.5 million on higher ethanol pricing of $11.3 million, favorable industrial starch and product mix improvements of $1.5 million, and higher manufacturing yields and lower natural gas and distribution costs of $1.6 million. Higher net corn costs decreased gross margin by $7.9 million. Manufacturing volumes were comparable to last year. Operating expenses increased primarily due to a $0.6 million increase in the accounts receivable reserve related to a paper industry customer, partially offset by lower professional fees.
     The Industrial Ingredients business reported a loss from operations of $1.7 million for the nine months ended May 31, 2011 compared to an operating loss of $6.4 million for the same period of fiscal 2010. Gross margin improved $4.6 million due to higher ethanol pricing of $20.7 million, the effect of volume increases of $1.0 million and improvements in distribution and manufacturing yields and costs of $3.3 million. Unfavorable industrial starch pricing of $2.9 million and higher net corn costs of $17.5 million offset the above gains in pricing and manufacturing. Operating expenses for the nine-month period ended May 31, 2011 declined by $0.3 million on a $1.0 million decline in professional fees, partially offset by a year-to-date increase in the accounts receivable reserve of $0.7 million.
     Food Ingredients
     Fiscal 2011 third quarter sales for the Food Ingredients segment of $23.6 million increased 18.8%, or $3.7 million, over the third quarter of fiscal 2010. Sales for the first nine months of fiscal 2011 of $59.7 million increased 12.9%, or $6.8 million, from a year ago. Sales of applications to growth end markets, including the dairy, pet and bakery markets, grew 50% and 32% for the third quarter and the first nine months of fiscal 2011, respectively, on both volume and pricing improvements. Growth end markets contributed 46% of the revenue for the third quarter of fiscal 2011 and 44% of revenue year-to-date. Coating application sales declined 19% and 12% for the three- and nine-month periods ended May 31, 2011, primarily due to decreased volume.
     Operating income for the third quarter of fiscal 2011 increased 10% to $5.5 million from $5.0 million a year ago due to the impact of higher revenues of $1.0 million, partially offset by higher raw material costs of $0.4 million, and higher operating expenses of $0.1 million. Income from operations for the first nine months of fiscal 2011 increased $2.5 million, or 21.4%, to $13.9 million due to an improvement in gross margin of $2.0 million and a decrease in operating expenses of $0.6 million. Gross margin improved 11.1% in the first nine months of fiscal 2011 to $19.5 million on the impact of higher revenues. Operating expenses declined due to the collection of a receivable in the first quarter of fiscal 2011 and lower professional fees.

     Corporate operating expenses
     Corporate operating expenses for the third quarter of fiscal 2011 were comparable to the prior year period. Corporate operating expenses for the nine months ended May 31, 2011 decreased $1.0 million to $6.1 million from $7.1 million a year ago, primarily due to lower employee costs.
     Interest expense
     Interest expense for the three- and nine-month periods ended May 31, 2011 increased $0.5 million and $1.6 million, respectively, compared to the same periods last year, primarily due to the higher dividend rate under the Company’s Series A Preferred Stock issued in April 2010 over the interest rate under the Company’s prior bank debt. The increase was also due to the accretion of the discount on the Series A Preferred Stock. See Notes 5 and 6 to the Condensed Consolidated Financial Statements.
     Income taxes
     For interim periods in fiscal 2010, the Company estimated the effective income tax rate expected to be applicable for the full fiscal year ended August 31, 2010 and used that rate to calculate income tax expense or benefit on year-to-date income or loss. In fiscal 2011, the amounts of expected permanent differences between book and taxable income resulted in significant variations in the customary relationship between pretax book income and income tax expense (benefit) in interim periods. A small change in the Company’s expected annual pretax income could result in a significant change in the annual expected effective tax rate. For the three- and nine-month periods ended May 31, 2011, the Company used the year-to-date effective income tax rate. This rate is used to calculate income tax expense or benefit on current year-to-date pre-tax income or loss.
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
     Tax expense for the three-month period ended May 31, 2011 was $0.8 million on pre-tax income of $0.1 million. The difference between the recorded tax expense and the expected tax expense at the U.S. federal statutory rate was primarily due to federal and state income taxes on $1.9 million of non-deductible dividends and discount accretion on the Company’s Series A Preferred Stock.
     Tax expense for the nine-month period ended May 31, 2011 was $1.0 million on a pre-tax loss of $0.9 million. The difference between the recorded tax expense and the expected tax benefit at the U.S. federal statutory rate was due to federal and state income taxes on $5.7 million of non-deductible dividends and discount accretion on the Company’s Series A Preferred Stock, offset by a $0.9 million tax benefit associated with the tax credit for small ethanol producers and a $0.2 million tax credit related to research and development activities.
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
     At May 31, 2011, the Company had $16.9 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

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
     Operating Activities
     Cash used in operations was $0.2 million for the nine months ended May 31, 2011 compared with cash provided by operating activities of $9.6 million for the same period last year. The decline in operating cash flow was primarily due to an increase in working capital requirements. Working capital used $13.3 million of cash during the nine months ended May 31, 2011 compared to cash contributed by working capital of $5.4 million during the first nine months of fiscal 2010. Changes in cash working capital requirements were due to (1) increases in inventories and accounts receivable due to higher sales as well as the higher cost of corn and (2) a $4.4 million contribution to the Company’s pension plans in the third quarter of fiscal 2011.
     Investing Activities
     As of May 31, 2011, capital expenditures were $5.6 million, which were primarily for growth and productivity projects. The Company expects total capital expenditures for fiscal 2011 to be approximately $10 million. Repayments of intercompany loans by the Company’s Australian discontinued operations in fiscal 2010 are reflected as cash provided by investing activities.
     Financing Activities
     In April 2010, the Company issued $40 million of preferred stock and also entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”). See Notes 5 and 6 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.
     Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At May 31, 2011, the Company had $22.9 million outstanding under its revolving credit facility. Pursuant to the 2010 Agreement, there are no scheduled principal payments prior to maturity of the 2010 Agreement on April 7, 2015. As of May 31, 2011, all of the Company’s outstanding bank debt was subject to variable interest rates.
     At May 31, 2011, the carrying value of the Series A Preferred Stock liability of $37.7 million includes $4.3 million of accrued dividends and $1.2 million of discount accretion for the period from the date of issuance to May 31, 2011. The accrued dividends represent dividends at the rate of 9% that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.
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

Contractual Obligations
     The Company is a party to various debt and lease agreements at May 31, 2011 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. As of May 31, 2011, there have been no material changes in the Company’s contractual obligations since August 31, 2010, except for expected contributions to the Company’s pension plans for fiscal 2011. The Company expects to contribute $6.1 million during fiscal 2011, of which $5.4 million has been contributed as of July 5, 2011.
Off-Balance Sheet Arrangements
     The Company had no off-balance sheet arrangements at May 31, 2011.
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
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of May 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of May 31, 2011.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
     Item 1: Legal Proceedings
     On or about June 2, 2011, the Company was notified by a customer that the customer had been informed that a lawsuit had been filed against the customer by T.F.H. Publications, Inc. (“TFH”) in the United States Court for the District of New Jersey alleging that certain dog chew products supplied to the customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringed upon a patent owned by TFH and may infringe upon two other patents owned by TFH. The customer has requested that Penford Products assume the defense of this lawsuit. The Company believes that the products supplied to its customer did not infringe upon any TFH patents and intends to vigorously defend the lawsuit. However, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.
     The Company is involved from time to time in various other claims and litigation arising in the normal course of business. In the judgment of management, which relies in part upon information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.
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

Penford Corporation
(Registrant)

July 7, 2011	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002