Form 10-K
period 2011-08-31
PENFORD CORP
filed 2011-11-10
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 28, 2011, the last business day of the Registrant’s second quarter of fiscal 2011, was approximately $64.6 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock outstanding as of November 3, 2011 was 11,346,601.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

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

Penford operates in two business segments, Industrial Ingredients and Food Ingredients. Each of the Company’s businesses utilizes the Company’s carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. Financial information about Penford’s segments and geographic areas is included in Note 19 to the Consolidated Financial Statements. Additional information on Penford’s two business segments follows:

-	Industrial Ingredients, which in fiscal years 2011, 2010 and 2009 generated approximately 74%, 72% and 73%, respectively, of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients.

The Company’s Industrial Ingredients segment also produces and sells fuel grade ethanol from its facility in Cedar Rapids, Iowa. Ethanol production gives the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities. Sales of ethanol in fiscal years 2011, 2010 and 2009 were 45%, 37% and 29%, respectively, of this segment’s reported revenue.

-	Food Ingredients, which in fiscal years 2011, 2010 and 2009 generated approximately 26%, 28% and 27%, respectively, of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. Its expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food-grade starch products are used to reduce fat levels, modify texture, and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and bakery products. Food-grade starch products are also used as moisture binders and in companion pet products, such as dog treats and chews.

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

The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. The financial statements have been prepared in compliance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 205-10, “Presentation of Financial Statements – Discontinued Operations” (“ASC 205-10”). Accordingly, for all periods presented herein, the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows have been conformed to this presentation. The Australia/New Zealand Operations was previously reported as the Company’s third operating segment. See Note 17 to the Consolidated Financial Statements for further details.

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

Corn, potato starch, chemicals and natural gas are not currently subject to availability constraints; however, demand for these items can significantly affect the prices. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases approximately 50% of the recovered potato starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.

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

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $4.8 million, $4.4 million and $4.3 million for fiscal years 2011, 2010 and 2009, respectively.

At the end of fiscal 2011, Penford had 20 scientists, including six with a Ph.D. degree with expert knowledge of carbohydrate characteristics and chemistry.

Patents, Trademarks and Trade Names

Penford owns a number of patents, trademarks and trade names. The Company has approximately 57 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry, and animal and human nutrition. Penford’s issued patents expire at various times between 2012 and 2027. The annual cost to maintain all of the Company’s patents is not significant. Most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

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

During fiscal 2011, compliance with environmental regulations did not have a material impact on the Company’s operations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2012.

Principal Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 34%, 27% and 21% of the Company’s net sales for fiscal years 2011, 2010 and 2009, respectively. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 8%, 8% and 11% of the Company’s net sales for fiscal years 2011, 2010 and 2009, respectively. Domtar, Inc. and Eco-Energy are customers of the Company’s Industrial Ingredients business.

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

Employees

At August 31, 2011, Penford had 333 employees, of which approximately 40% were members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2012.

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

Export Sales

Export sales from Penford’s businesses in the U.S. accounted for approximately 9%, 9% and 8% of total sales in fiscal 2011, 2010 and 2009, respectively. See Note 19 to the Consolidated Financial Statements for sales by country to which the product was shipped.

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

Executive Officers of the Registrant

Name	Age	Title
Thomas D. Malkoski	55	President and Chief Executive Officer
Steven O. Cordier	55	Senior Vice President, Chief Financial Officer and Assistant Secretary
Timothy M. Kortemeyer	45	Vice President; President, Industrial Ingredients
Wallace H. Kunerth	63	Vice President and Chief Science Officer
Christopher L. Lawlor	61	Vice President - Human Resources, General Counsel and Secretary
John R. Randall	67	Vice President; President, Food Ingredients

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

In fiscal 2011, approximately 49% of Penford’s manufacturing costs were the costs of corn, potato starch and other agricultural raw materials. Weather conditions, plantings, government programs and policies, and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, potato starch and other agricultural raw materials due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 9% and 10%, respectively, of the cost of manufacturing the Company’s products in fiscal 2011. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the Food Ingredients business. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 34%, 27% and 21% of the Company’s net sales for fiscal years 2011, 2010 and 2009, respectively. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 8%, 8% and 11% of the Company’s net sales for fiscal years 2011, 2010 and 2009, respectively. Sales to the top ten customers represented 65%, 65% and 69% of net sales for fiscal years 2011, 2010 and 2009, respectively. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

The agreements governing the Company’s debt and preferred stock contain various covenants that limit its ability to take certain actions and also require the Company to meet financial maintenance tests, and Penford’s failure to comply with any of the debt covenants could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of August 31, 2011, approximately $22.1 million of its outstanding debt was subject to variable interest rates which move in direct relation to the London InterBank Offered Rate (“LIBOR”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

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

The future funding obligations for the Company’s two U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The pension plans hold a significant amount of equity and fixed income securities. When the values of these securities decline, pension expense can increase and materially affect the Company’s results. Decreases in interest rates that are not offset by contributions and asset returns could also increase the Company’s obligations under such plans. The Company is legally required to make contributions to the pension plans in the future, and those contributions could be material. The Company expects to contribute $2.8 million to its pension plans during fiscal 2012.

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

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, the businesses of some of the Company’s customers may not be successful in generating sufficient revenues. Customers may choose to delay or postpone purchases from the Company until the economy and their businesses strengthen. The Company’s Industrial Ingredients business is dependent upon end markets for paper and ethanol in North America. Paper markets have been under competitive pressure from imports and over-capacity and may be further stressed by the continuing economic downturn. In fiscal 2011, one of the Company’s paper industry customers shut down its mill operations and one paper industry customer filed for reorganization in bankruptcy. The Company’s Industrial Ingredients business increased its reserve for uncollectible accounts by $1.2 million for these customers. Ethanol markets have been under pressure from declining oil prices and increasing ethanol production capacity in the United States. Decisions by current or future customers to forego or defer purchases and/or customers’ inability to pay the Company for its products may adversely affect the Company’s earnings and cash flow.

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

As of August 31, 2011, approximately 40% of the Company’s 333 employees were members of a trade union. Although the Company’s relations with the relevant union are stable and the Company’s labor contract does not expire until August 2012, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In fiscal 2011, the stock price ranged from a low of $4.50 on September 1, 2010 and September 23, 2010 to a high of $7.95 on November 9, 2010. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

Penford’s facilities as of August 31, 2011 are as follows:

	Bldg. Area (Approx. Sq. Ft.)		Land Area (Acres)	Owned/ Leased	Function of Facility
Centennial, Colorado	25,200		—	Leased	Corporate headquarters and research laboratories

Cedar Rapids, Iowa	759,000	*	29	Owned	Manufacture of corn starch products and research laboratories

Idaho Falls, Idaho	30,000		4	Owned	Manufacture of potato starch products

Richland, Washington	—		4.4	—	Manufacture of potato and tapioca starch products
(owned and leased)
Building 1	45,000		—	Owned

Building 2	9,600		—	Leased

Plover, Wisconsin (two facilities, one of which is located on leased land)	—		—	—	Manufacture of potato starch products
Facility 1	45,000		9.5	Owned
Facility 2	15,000		3.3	Owned
				(leased land)

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

Item 3:  Legal Proceedings

The Company filed suit on January 23, 2009 in the United States District Court for the Northern District of Iowa against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, owned by American International Group, Inc. (“AIG”), and ACE American Insurance Company (“ACE”), due to the insurers’ denial of certain insurance coverage for damages that the Company suffered from the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. On January 19, 2010, the presiding judge ruled that flood coverage language contained in the applicable insurance policy was “ambiguous” and that the interpretation of the policy was “a question of fact reserved for a jury.” At the conclusion of the jury trial subsequently conducted in August 2010, the presiding judge dismissed the Company’s claims without issuing a written opinion. In the fall of 2010, the Company appealed the dismissal to the United States Court of Appeals for the Eighth Circuit. The Company’s appeal has not yet been decided. The Company cannot at this time determine the likelihood of any outcome of the appeal or estimate the amount of any judgment that might be awarded.

In June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet chew products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. (“TFH”). The customer requested that Penford Products defend this lawsuit pursuant to the terms of its supply agreement with Penford Products. The Company believes that its products do not infringe upon the patent and has commenced a defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

In July 2011, the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets filed a claim for $787,000 pursuant to the sale agreement. See Note 17 to the Consolidated Financial Statements.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matters identified in the preceding two paragraphs, management is unable to provide additional information regarding any possible loss because, among other reasons, (i) the matters are in early stages; (ii) the Company currently believes that the claims are not adequately supported; and (iii) there are significant factual issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol “PENX.” On November 3, 2011, there were 393 shareholders of record. The high and low closing prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
Quarter Ended November 30	$7.95	$4.50	$9.63	$5.68
Quarter Ended February 28	$7.27	$5.50	$12.15	$7.94
Quarter Ended May 31	$6.35	$5.22	$11.68	$7.44
Quarter Ended August 31	$6.49	$5.04	$8.25	$4.83

Dividends

In April 2009, the Board of Directors suspended payment of dividends. The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of a majority of the Series A Preferred Stock. See Note 5 to the Consolidated Financial Statements for further details.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2006 to August 31, 2011) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100—$200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2006 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company’s performance as reflected in the graph is not indicative of the Company’s future performance.

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING AUGUST 31, 2011

	2006	2007	2008	2009	2010	2011
PENFORD CORPORATION	100.00	228.44	108.69	42.70	32.49	36.47
NASDAQ MARKET INDEX (U.S.)	100.00	120.88	109.33	94.74	100.35	122.93
NASDAQ MARKET CAP ($100-200M)	100.00	107.78	77.43	58.92	49.62	48.36

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

Item 6:  Selected Financial Data

The following table sets forth certain selected financial information for the five fiscal years as of and for the period ended August 31, 2011. The amounts have been restated to reflect the reclassification of discontinued operations and should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8.

	Year Ended August 31,
	2011	2010	2009	2008		2007
	(Dollars in thousands, except share and per share data)
Operating Data:
Sales	$315,441	$254,274	$255,556	$239,581		$257,944
Cost of sales	$281,606	$230,820	$243,265	$194,993		$203,886
Gross margin percentage	10.7%	9.2%	4.8%	18.6%		21.0%
Income (loss) from continuing operations (2)	$(5,117)	$(9,629)	$(6,645)	$(10,808	)(1)	$11,283	(1)
Income (loss) from discontinued operations (3)	$-	$16,312	$(58,142)	$(1,892)		$2,234

Net income (loss)	$(5,117)	$6,683	$(64,787)	$(12,700)		$13,517
Diluted earnings (loss) per share from continuing operations	$(0.42)	$(0.84)	$(0.59)	$(1.02)		$1.22
Diluted earnings (loss) per share from discontinued operations	$-	$1.41	$(5.21)	$(0.18)		$0.24

Diluted earnings (loss) per share	$(0.42)	$0.57	$(5.80)	$(1.20)		$1.46
Dividends declared per common share	$-	$-	$0.12	$0.24		$0.24
Average common shares and equivalents–assuming dilution	12,250,914	11,600,885	11,170,493	10,565,432		9,283,125
Balance Sheet Data (as of August 31):
Total assets	$212,414	$208,408	$258,245	$320,433		$288,388
Capital expenditures	8,295	5,980	5,379	38,505		32,782
Long-term debt	23,802	21,038	71,141	59,860		63,403
Total debt	24,223	21,467	92,382	67,889		67,459
Redeemable preferred stock, Series A (4)	38,982	34,104	-	-		-
Shareholders’ equity	85,465	83,572	79,359	160,362		125,676

(1)	Includes pre-tax charges of $1.4 million and $2.4 million in fiscal years 2008 and 2007, respectively, related to the settlement of litigation.

(2)

In the third quarter of fiscal 2010, the Company refinanced its bank debt. See Note 6 to the Consolidated Financial Statements. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks in the third quarter of fiscal 2010 and recorded a loss of approximately $1.6 million. In the second quarter of fiscal 2009, the Company’s Food Ingredients business segment sold assets related to its dextrose product line to a third-party purchaser and recorded a $1.6 million gain on the sale. In the fourth quarter of fiscal 2008, the Company’s Cedar Rapids, Iowa manufacturing facility suffered severe flooding which suspended production for most of the fourth quarter. The Company recorded pre-tax costs of $27.6 million, net of insurance recoveries in fiscal year 2008 and net insurance recoveries of $9.1 million in fiscal 2009. See Note 18 to the Consolidated Financial Statements.

(3)

In August 2009, the Company recorded a $33.0 million non-cash asset impairment charge related to the property, plant and equipment of the Australia/New Zealand Operations. In the second quarter of fiscal 2009, the Australia/New Zealand Operations recorded a $13.8 million non-cash goodwill impairment charge. See Note 17 to the Consolidated Financial Statements. In the second quarter of fiscal 2010, the liquidation of the remaining net assets of Penford Australia was substantially complete and, as a result, $13.8 of currency translation adjustments were reclassified from accumulated other comprehensive income into earnings. Includes a pre-tax gain of $0.7 million related to the sale of land in New Zealand in fiscal year 2008.

(4)	In the third quarter of fiscal 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt. See Note 5 to the Consolidated Financial Statements.

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

In June 2008, the Company’s Industrial Ingredients plant in Cedar Rapids, Iowa was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas. The Company sustained substantial damage to this facility and the plant was shut down from mid-June 2008 until the end of August 2008. In fiscal 2009, the Company recorded flood-related costs of $7.6 million and insurance recoveries of $16.7 million. The Company is seeking additional payments from its insurers for damages arising from the flooding in June 2008 and has filed a lawsuit against the insurers. See Notes 18 and 21 to the Consolidated Financial Statements for additional information.

In August 2009, the Company’s Board of Directors made a determination that the Company would exit from the business conducted by the Company’s Australia/New Zealand Operations. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited. On November 27, 2009, the Company’s Australian operating subsidiary, Penford Australia Limited, completed the sale of substantially all of its operating assets to two unrelated parties. The financial data for the Australia/New Zealand Operations have been presented as discontinued operations. See Note 17 to the Consolidated Financial Statements.

Consolidated Results of Operations

Consolidated fiscal 2011 sales expanded $61.2 million, or 24.1%, over the prior year, driven by pricing improvements in the Industrial Ingredients business and favorable sales volume and pricing for non-coating applications in the Food Ingredients segment. Average unit pricing for ethanol improved 44% in fiscal 2011 and higher corn costs drove higher pricing for industrial starch as corn costs are passed through to customers. The market for industrial starch continues to be highly price competitive.

Fiscal 2011 consolidated gross margin increased to $33.8 million from $23.5 million in fiscal 2010. Consolidated gross margin expanded primarily due to improvements in gross margin at the Industrial Ingredients business through higher ethanol pricing and favorable volume and product mix at the Food Ingredients segment. Consolidated income from operations was $4.4 million in fiscal 2011 compared to an operating loss of $4.9 million in fiscal 2010. The expansion in operating income in fiscal 2011 was due to the improvement in gross margin, offset by $1.1 million of increased administrative and employee costs.

Interest expense in fiscal 2011 was $9.4 million compared with $7.5 million in fiscal 2010. Interest expense increased in fiscal 2011 due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt plus the accretion of the discount on the Series A Preferred Stock.

In fiscal 2011, the Company recorded $0.3 million of tax expense on a pretax loss of $4.8 million, resulting in an effective tax rate of (7)%. The effective tax rate for fiscal 2011 varied from the U.S. federal statutory rate of 35% primarily due to tax incentives for the production of ethanol of $1.0 million, offset by $7.7 million of dividends and discount accretion on the preferred stock which are recorded as interest expense for financial reporting purposes but are not deductible in the computation of taxable income. See Note 15 to the Consolidated Financial Statements.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Industrial Ingredients

	Year Ended August 31,
	2011	2010
	(Dollars in thousands)
Sales – industrial starch	$127,471	$115,681
Sales – ethanol	105,730	68,335

Total sales	$233,201	$184,016
Gross margin	$7,523	$461
Loss from operations	$(4,718)	$(11,512)

Industrial Ingredients fiscal 2011 sales of $233.2 million grew $49.2 million, or 26.7%, from fiscal 2010. Industrial starch sales of $127.5 million increased 10.2% primarily on a higher pass through of corn costs to customers, offset by a 7% decrease in volume. Sales of the Company’s Liquid Natural Additives products, included in the industrial starch sales amount, improved 19% driven by a volume increase of 14% and higher average unit pricing of 4%. During fiscal 2011, the Industrial Ingredients business continued to shift more of its manufacturing mix to the production of ethanol. Sales of ethanol constituted 45% of industrial sales in fiscal 2011 compared to 37% in fiscal 2010. Revenue expanded 55% to $105.7 million as pricing per gallon improved 44% and volume increased 8%.

Gross margin improved $7.0 million to $7.5 million in fiscal 2011 from $0.5 million a year ago. Margins improved due to higher ethanol pricing of $32.2 million, favorable energy costs of $2.0 million, improvements in manufacturing yields of $2.2 million, and reduced distribution costs of $1.2 million, offset by higher corn costs of $27.5 million, higher chemical costs of $1.6 million, and unfavorable industrial starch pricing and mix of $1.5 million.

The loss from operations for fiscal 2011 improved $6.8 million to $4.7 million from a loss of $11.5 million last year, primarily due to the increase in gross margin. Operating expenses of $9.6 million were comparable to fiscal 2010. An increase in the reserve for uncollectible accounts of $1.5 million in fiscal 2011 due to two paper industry customers, and higher employee costs, license fees and other expenses of $0.8 million were offset by a $2.3 million reduction in legal costs.

Food Ingredients

	Year Ended August 31,
	2011	2010
	(Dollars in thousands)
Sales	$82,240	$70,258
Gross margin	$26,311	$22,993
Income from operations	$18,037	$15,145

Sales of $82.2 million for the year ended August 31, 2011, increased 17.1%, or $12.0 million, on volume growth of 7% and favorable product mix and pricing of 10%. Sales of non-coating applications expanded 44%, with revenues from gluten-free applications and pet chews and treats more than doubling. Sales of coating applications declined 11% due to lower volume.

Gross margin improved $3.3 million due to the favorable pricing and mix of product sales and growth in non-coating sales. Income from operations grew 19% on the increase in gross margin. Operating expenses increased $0.3 million to $6.2 million on higher employee costs. Research and development expenses increased $0.1 million to $2.1 million.

Corporate Operating Expenses

Corporate operating expenses increased to $8.8 million in fiscal 2011 from $8.4 million a year ago, primarily due to an increase in employee-related costs.

Fiscal 2010 Compared to Fiscal 2009

Industrial Ingredients

	Year Ended August 31,
	2010	2009
	(Dollars in thousands)
Sales – industrial starch	$115,681	$131,709
Sales – ethanol	68,335	54,817

Total sales	$184,016	$186,526
Gross margin	$461	$(9,327)
Loss from operations	$(11,512)	$(11,154)

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

Non-Operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$(1,049)	$—
Loss on interest rate swap termination	—	(1,562)	—
Gain on sale of dextrose product line	—	—	1,562
Gain on foreign currency transactions	—	419	127
Other	115	271	226

	$115	$(1,921)	$1,915

On April 7, 2010, the Company refinanced its bank debt. See Note 6 to the Consolidated Financial Statements. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.

In fiscal 2009, the Company’s Food Ingredients business segment sold assets related to its dextrose product line to a third-party purchaser for $2.9 million, net of transaction costs. The Company recorded a $1.6 million gain on the sale.

The Company recognized a gain on foreign currency transactions on Australian dollar denominated assets and liabilities as disclosed in the table above.

Interest expense

Interest expense was $9.4 million, $7.5 million and $5.6 million in fiscal years 2011, 2010 and 2009, respectively. Interest expense for fiscal years 2011 and 2010 increased over the previous years primarily due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt. The accretion of the discount on the Series A Preferred Stock and the amortization of issuance costs, which are included in interest expense, were $1.2 million and $0.5 million for the years ended August 31, 2011 and 2010, respectively. On April 7, 2010, the Company issued $40 million of preferred stock at a dividend rate of 15%, the proceeds of which were used to repay outstanding bank debt. Prior to the $40 million repayment, the Company paid interest at LIBOR (London Interbank Offered Rate) plus 5%. See Notes 5 and 6 to the Consolidated Financial Statements.

Income taxes

The effective tax rates for fiscal years 2011, 2010 and 2009 were (7)%, 33% and 34%, respectively. In fiscal 2011, the Company recorded $0.3 million of tax expense on a pretax loss of $4.8 million. The effective tax rate for fiscal 2011 varied from the U.S. federal statutory rate of 35% primarily due to tax incentives for the production of ethanol of $1.0 million, offset by $7.7 million of dividends and discount accretion on the preferred stock which are recorded as interest expense for financial reporting purposes but are not deductible in the computation of taxable income.

The effective tax rate for fiscal 2010 is lower than the U.S. federal statutory rate of 35% primarily due to tax incentives for the production of ethanol of $1.0 million, offset by the effect of state taxes and $2.9 million of dividends and discount accretion on the preferred stock as described above. In fiscal 2009, the effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to adjustments to the unrecognized tax benefits and adjustments resulting from filing current and amended tax returns, offset by state income taxes. See Note 15 to the Consolidated Financial Statements.

At August 31, 2011, the Company had $13.6 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The tax benefits of operating losses incurred in fiscal 2009 have been carried back to offset taxable income in prior years. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. Dividends on the Series A Preferred Stock, as well as accretion of the related discount, are not deductible for tax return purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

Results of Discontinued Operations

In fiscal 2010, the Company sold the operating assets of its Australia/New Zealand Operations, which were previously reported in the Consolidated Financial Statements as an operating segment.

The financial results of the Australia/New Zealand Operations for fiscal years 2010 and 2009 have been classified as discontinued operations in the Consolidated Financial Statements. Australian administrative expenses for the year ended August 31, 2011 of $102,000 were included in income from continuing operations. The net assets of the Australia/New Zealand Operations as of August 31, 2011 have been reported as assets and liabilities of the continuing operations in the Consolidated Balance Sheets.

At August 31, 2011, the remaining net assets of the Australia/New Zealand Operations consist of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments payable at six months, ten months, twenty months and thirty months from November 27, 2009. Penford Australia received the first two installments of $0.5 million each in May 2010 and September 2010. The remaining escrowed payments of $1.0 million are subject to the buyer’s right to make warranty claims under the sale contract. In July 2011, the purchaser filed a claim with the Company for $787,000. The Company believes that the claim is without merit and intends to contest the claim vigorously. At August 31, 2011, no reserve relating to this $1.0 million receivable has been established.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires on April 7, 2015. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2012.

Operating Activities

At August 31, 2011, Penford had working capital from continuing operations of $43.9 million, and $22.1 million outstanding under its $60 million revolving credit facility. Cash flow generated from continuing operations was $2.9 million in fiscal year 2011 compared with $10.1 million in fiscal year 2010. The decline in operating cash flow was primarily due to working capital requirements. Working capital used $9.9 million of cash during the year ended August 31, 2011 compared to cash contributed by working capital of $8.9 million during fiscal 2010. Changes in working capital requirements were due to (1) increases in inventories and accounts receivable due to higher sales as well as the higher cost of corn, (2) a $6.4 million contribution to the Company’s pension plans in fiscal 2011, and (3) offset by income tax refunds received of $3.4 million.

Cash used in operations was $11.2 million in fiscal year 2009 compared with cash provided by operations of $10.1 million in fiscal 2010. Cash generated by operations in fiscal 2010 grew as working capital requirements, which had declined in fiscal 2009 during the flood recovery, stabilized during the year.

Investing Activities

Capital expenditures were $8.3 million, $6.0 million and $5.4 million in fiscal years 2011, 2010 and 2009, respectively. Penford expects capital expenditures to be approximately $16 million in fiscal 2012. Repayments of intercompany loans by the Company’s Australian discontinued operations in fiscal 2010 are reflected as cash provided by investing activities.

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

The 2010 Agreement refinanced the unpaid debt remaining under the 2007 Agreement. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On August 31, 2011, the Company had $22.1 million outstanding under the 2010 Agreement. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. As of August 31, 2011, all of the Company’s outstanding bank debt was subject to variable interest rates. Substantially all of the Company’s assets secure the 2010 Agreement.

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

The 2010 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2010 Agreement) shall not exceed 3.00. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2010 Agreement, of not less than 1.35. Annual capital expenditures are restricted to $15 million (excluding certain capital expenditures specified in the 2010 Agreement) if the Total Funded Debt Ratio is greater than 2.00 for the two most recent fiscal quarters. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2010 Agreement as of August 31, 2011.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010. At August 31, 2011, the Company had $1.6 million outstanding related to the IDED loans.

In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in fiscal 2010 and recorded a charge to earnings of $1.6 million.

Preferred Stock

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt on April 8, 2010. See Note 5 to the Consolidated Financial Statements.

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At August 31, 2011, the carrying value of the Series A Preferred Stock liability of $39.0 million includes $5.3 million of accrued dividends, and $1.4 million of discount accretion for the period from the date of issuance to August 31, 2011. The accrued dividends represent the 9% dividends that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the consolidated statements of operations.

The holders of the Series A Preferred Stock are entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock may accrue or be paid currently at the discretion of the Company.

Dividends

In April 2009, the Board of Directors suspended payment of dividends. The Company may not declare or pay any dividends on its common stock without first obtaining approval from the holders of a majority of the Series A Preferred Stock. See Note 5 to the Consolidated Financial Statements for further details.

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

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. At August 31, 2011, the allowance for doubtful accounts receivable was $1.3 million compared with an allowance of $0.4 million at August 31, 2010. The increase in the allowance was due to two of the Company’s paper industry customers. See Note 1 to the Consolidated Financial Statements.

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

The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by generally accepted accounting principles in the United States. These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements to qualify for derivative accounting, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to market at each reporting date. See Note 13 to the Consolidated Financial Statements.

Benefit Plans

Penford has defined benefit plans for some employees, providing retirement benefits and coverage for retiree health care. Qualified third-party actuaries assist management in determining the expense and funded status of these employee benefit plans. Management makes several estimates and assumptions in order to measure the expense and funded status, including interest rates used to discount certain liabilities, rates of return on plan assets, rates of compensation increases, employee turnover rates, anticipated mortality rates, and increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the Company’s future results of operations. Disclosure about these estimates and assumptions are included in Note 11 to the Consolidated Financial Statements. See “Defined Benefit Pension and Postretirement Benefit Plans” below.

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

At August 31, 2011, the Company had $13.6 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company expects to recover its tax assets through future taxable income; however, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required against all or a portion of the net deferred tax assets in the future.

A tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the tax return position will be sustained upon examination by the applicable taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 15 to the Consolidated Financial Statements. The liability for unrecognized tax benefits contains uncertainties because the Company is required to make assumptions and to apply judgment to estimate the exposures associated with the various tax filing positions. Management believes that the judgments and estimates it uses in evaluating its tax filing positions are reasonable; however, actual results could differ, and the Company may be exposed to significant gains and losses and the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Contractual Obligations

As more fully described in Notes 5, 6 and 9 to the Consolidated Financial Statements, the Company is a party to various debt, preferred stock and lease agreements at August 31, 2011 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2011 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2011 (in thousands):

	2012	2013-2014	2015-2016	2017 & After	Total
Long-term debt and capital lease obligations	$421	$650	$23,153	$-	$24,224
Postretirement medical (1)	731	1,702	1,909	6,079	10,421
Defined benefit pensions (2)	2,800	-	-	-	2,800
Dividends on preferred stock (3)	2,812	6,433	7,686	37,241	54,172
Redemption of preferred stock (4)	-	-	-	40,000	40,000
Operating lease obligations	3,330	4,375	1,544	305	9,554
Purchase obligations	72,327	12,582	300	-	85,209

	$82,421	$25,742	$34,592	$83,625	$226,380

(1) Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2021 based on actuarial assumptions.

(2) Estimated contributions to the defined benefit pension plans for fiscal year 2012. The actual amounts funded in 2012 may differ from the amounts listed above. Contributions in fiscal years 2013 through 2017 and beyond are excluded as those amounts are unknown.

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

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2009 (6.92%), 2010 (5.98%) and 2011 (5.64%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by less than $0.1 million. During fiscal 2011, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2011, as well as net periodic expense for fiscal 2012, to 5.87%.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2011. A 50 basis point decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on plan assets at August 31, 2011. The expected return on plan assets used in calculating fiscal 2012 pension expense is 8.0%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2011, unrecognized losses from all sources are $11.5 million for the pension plans and unrecognized losses of $0.7 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.8 million in fiscal 2012. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by less than $0.1 million in fiscal 2012.

Penford recognized pension expense of $3.7 million, $3.8 million and $2.0 million in fiscal years 2011, 2010 and 2009, respectively. Penford expects pension expense to be approximately $2.3 million in fiscal 2012. The Company contributed $6.4 million, $3.4 million and $1.1 million to the pension plans in fiscal years 2011, 2010 and 2009, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $2.8 million during fiscal 2012. Because of the decline in general economic and capital market conditions, the Company expects that pension plan funding contributions will increase over the medium and long term.

The Company recognized benefit expense for its postretirement health care plan of $1.2 million, $1.6 million and $1.0 million in fiscal years 2011, 2010 and 2009, respectively. Penford expects to recognize approximately $1.0 million in postretirement health care benefit expense in fiscal 2012. The Company contributed $0.5 million in each fiscal years 2011, 2010 and 2009 to the postretirement health care plans and estimates that it will contribute $0.6 million in fiscal 2012.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will affect future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Forward-looking Statements

This Annual Report on Form 10-K (“Annual Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 1 – Business and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2011, all of the Company’s outstanding bank debt is subject to variable interest rates, which are generally set for one or three months. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2011 is approximately $0.2 million.

Commodities

The availability and price of corn, Penford’s most significant raw material, is subject to fluctuations due to unpredictable factors such as weather, plantings, domestic and foreign governmental farm programs and policies, changes in global demand and the worldwide production of corn. To reduce the price risk caused by market fluctuations, Penford generally follows a policy of using exchange-traded futures to hedge exposure to corn price fluctuations in North America. These futures contracts are designated as hedges. A majority of the Company’s sales contracts for corn-based industrial starch ingredients contain a pricing methodology which allows the Company to pass-through the majority of the changes in the commodity price of net corn.

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2011 and 2010, the fair value of the Company’s net corn position was approximately $3.2 million and $1.6 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2011 and 2010 is approximately $323,000 and $161,000, respectively.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by sudden market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. These futures contracts are designated as hedges.

Penford’s exchange traded futures contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2011 and 2010, the fair value of the natural gas exchange-traded futures contracts was a loss of approximately $0.5 million and a loss of approximately $1.2 million, respectively. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2011 and 2010 is estimated at $45,000 and $125,000, respectively.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. These futures contracts have been designated as hedges.

Penford’s exchange traded futures contracts hedge the forecasted sales of ethanol. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2011, the fair value of the ethanol exchange traded futures contracts was a loss of $1.3 million and the market risk associated with a 10% change in ethanol prices is estimated at $130,000. There were no ethanol futures contracts outstanding at August 31, 2010.

Item 8:  Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2011	2010
(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$281	$315
Trade accounts receivable, net	29,482	26,749
Inventories	32,733	19,849
Prepaid expenses	5,991	5,237
Income tax receivable	92	3,678
Other	5,498	5,287

Total current assets	74,077	61,115

Property, plant and equipment, net	107,372	111,930
Restricted cash value of life insurance	7,909	7,951
Deferred tax assets	12,695	16,493
Other assets	2,132	2,615
Other intangible assets, net	332	407
Goodwill, net	7,897	7,897

Total assets	$212,414	$208,408

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$6,903	$4,385
Current portion of long-term debt and capital lease obligations	421	429
Accounts payable	15,268	14,650
Accrued liabilities	7,563	6,536

Total current liabilities	30,155	26,000

Long-term debt and capital lease obligations	23,802	21,038
Redeemable preferred stock, Series A (Note 7)	38,982	34,104
Other postretirement benefits	16,193	16,891
Pension benefit liability	11,217	20,597
Other liabilities	6,600	6,206

Total liabilities	126,949	124,836

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,328 shares in 2011 and 29,000 shares, issued 13,354 in 2010, including treasury shares	13,243	13,190
Preferred stock, Series B (Note 5)	100	100
Additional paid-in capital	103,070	102,303
Retained earnings	9,368	14,586
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(7,559)	(13,850)

Total shareholders’ equity	85,465	83,572

Total liabilities and shareholders’ equity	$212,414	$208,408

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Sales	$315,441	$254,274	$255,556
Cost of sales	281,606	230,820	243,265

Gross margin	33,835	23,454	12,291
Operating expenses	24,618	23,943	23,501
Research and development expenses	4,772	4,371	4,348
Flood related costs, net of insurance proceeds	-	-	(9,109)

Income (loss) from operations	4,445	(4,860)	(6,449)

Interest expense	9,364	7,550	5,557
Other non-operating income (expense), net	115	(1,921)	1,915

Loss from continuing operations before income taxes	(4,804)	(14,331)	(10,091)

Income tax (benefit)	313	(4,702)	(3,446)

Loss from continuing operations	(5,117)	(9,629)	(6,645)
Income (loss) from discontinued operations, net of tax	-	16,312	(58,142)

Net income (loss)	$(5,117)	$6,683	$(64,787)

Weighted average common shares and equivalents outstanding, basic and diluted	12,250,914	11,600,885	11,170,493

Earnings (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.42)	$(0.84)	$(0.59)
Basic and diluted earnings (loss) per share from discontinued operations	-	1.41	(5.21)

Basic and diluted earnings (loss) per share	$(0.42)	$0.57	$(5.80)

Dividends declared per common share	$-	$-	$0.12

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$(5,117)	$6,683	$(64,787)

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $2,826, $530 and $(1,255)	(4,611)	(864)	2,047
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $3,630, $1,555 and $(1,837)	5,924	2,537	(2,998)
Foreign currency translation adjustments	-	930	(7,635)
Gain from foreign currency translation reclassified into earnings	-	(13,420)	-
Actuarial gain (loss) on postretirement liabilities, net of tax benefit (expense) of $(2,450), $780 and $5,441	3,997	(1,272)	(8,879)
Loss from postretirement liabilities reclassified to earnings, net of tax benefit of $601, $645 and $119	981	1,053	194

Other comprehensive income (loss)	6,291	(11,036)	(17,271)

Total comprehensive income (loss)	$1,174	$(4,353)	$(82,058)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(5,117)	$6,683	$(64,787)
Less: Net income (loss) from discontinued operations	$—	$16,312	$(58,142)

Net loss from continuing operations	$(5,117)	$(9,629)	$(6,645)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in ) operations:
Depreciation and amortization	14,415	14,791	14,455
Stock-based compensation	1,117	1,611	2,656
Loss (gain) on sale and disposal of assets	6	(2)	(1,554)
Deferred income tax expense (benefit)	142	(4,578)	—
Loss (gain) on derivative transactions	(1,620)	(3,134)	3,457
Foreign currency transaction gain	—	(419)	(127)
Loss on early extinguishment of debt	—	1,049	—
Accrued interest on preferred stock (Series A)	3,859	1,452	—
Change in operating assets and liabilities:
Trade accounts receivable	(2,769)	5,250	(20,111)
Inventories	(11,264)	1,405	4,760
Decrease (increase) in margin accounts	1,975	(502)	2,299
Prepaid expenses	(754)	(383)	(1,429)
Accounts payable and accrued liabilities	1,637	(598)	(15,987)
Income tax receivable	3,557	(138)	4,222
Insurance recovery receivable	—	—	8,000
Other	(2,269)	3,893	(5,176)

Net cash flow provided by (used in ) operating activities – continuing operations	2,915	10,068	(11,180)

Investing activities:
Acquisitions of property, plant and equipment, net	(8,295)	(5,980)	(5,379)
Proceeds from sale of dextrose product line	—	—	2,857
Net proceeds received from sale of discontinued operations and other	42	20,712	725

Net cash provided by (used in) investing activities – continuing operations	(8,253)	14,732	(1,797)

Financing activities:
Proceeds from revolving line of credit	38,550	30,700	55,931
Payments on revolving line of credit	(35,350)	(58,033)	(24,500)
Proceeds from issuance of long-term debt	—	2,000	—
Payments on long-term debt	(200)	(45,992)	(7,750)
Proceeds from issuance of preferred stock	—	40,000	—
Issuance costs of preferred stock	—	(1,995)	—
Payments on capital lease obligations	(253)	(245)	(263)
Payment of loan fees	—	(1,227)	(1,574)
Increase (decrease) in cash overdraft	2,518	4,385	(1,301)
Payment of dividends	—	—	(2,026)
Other	39	19	—

Net cash provided by (used in) financing activities – continuing operations	5,304	(30,388)	18,517

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	-	6,329	(1,713)
Net cash used in investing activities	-	(2,848)	(290)
Net cash (used in) provided by financing activities	-	(3,399)	2,044
Effect of exchange rate changes on cash and cash equivalents	-	(353)	59

Net cash (used in) provided by discontinued operations	-	(271)	100

Increase (decrease) in cash and cash equivalents	(34)	(5,859)	5,640
Cash and cash equivalents of continuing operations , beginning of year	315	5,540	-
Cash balance of discontinued operations, beginning of year	-	634	534

Cash and cash equivalents, end of year	315	315	6,174
Less: cash balance of discontinued operations, end of year	-	-	634

Cash and cash equivalents of continuing operations, end of year	$281	$315	$5,540

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,815	$4,939	$3,596
Income taxes refunded, net	$(3,373)	$(172)	$(10,300)

Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$10	$34	$-

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Common stock
Balance, beginning of year	$13,190	$13,157	$13,127
Issuance of restricted stock, net	53	33	30

Balance, end of year	13,243	13,190	13,157

Preferred stock
Balance, beginning of year	100	—	—
Issuance of preferred stock, Series B	—	100	—

Balance, end of year	100	100	—

Additional paid-in capital
Balance, beginning of year	102,303	93,829	91,443
Tax deficiency on stock option and awards	(297)	(321)	(256)
Stock based compensation	1,117	1,586	2,672
Issuance of restricted stock, net	(53)	(33)	(30)
Issuance of preferred stock	—	7,242	—

Balance, end of year	103,070	102,303	93,829

Retained earnings
Balance, beginning of year	14,586	7,944	74,092
Net income (loss)	(5,117)	6,683	(64,787)
Dividends declared	—	—	(1,352)
Other	(101)	(41)	(9)

Balance, end of year	9,368	14,586	7,944

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(13,850)	(2,814)	14,457
Change in fair value of derivatives, net of tax	(11,464)	(864)	2,047
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	12,777	2,537	(2,998)
Foreign currency translation adjustments	—	930	(7,635)
Gain from foreign currency translation reclassified into earnings	—	(13,420)	—
Net (increase) decrease in postretirement liabilities, net of tax	4,978	(219)	(8,685)

Balance, end of year	(7,559)	(13,850)	(2,814)

Total shareholders’ equity	$85,465	$83,572	$79,359

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 — Organization and Business and Summary of Significant Accounting Policies

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

Discontinued Operations

In August 2009, the Company committed to a plan to exit from the business conducted by the Company’s Australia/New Zealand Operations. On September 2, 2009, the Company completed the sale of Penford New Zealand Limited (“Penford New Zealand”). On November 27, 2009, the Company completed the sale of the operating assets of its subsidiary company Penford Australia Limited (“Penford Australia”), including its two remaining Australian plants. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations. See Note 17 for additional information regarding discontinued operations. At August 31, 2011, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities, have been reported as assets and liabilities of the continuing operations of the Company. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property and equipment, the assessment of a potential impairment of goodwill, and income taxes including the determination of a need for a valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.

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

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2011, 2010 and 2009 is as follows (dollars in thousands):

	Balance Beginning of Year	Charged to Costs and Expenses	Deductions and Other	Balance End of Year
Year ended August 31:
2011	$350	$958	$(3)	$1,305
2010	$605	$(218)	$(37)	$350
2009	$550	$(2)	$57	$605

Approximately 40%, 45% and 52% of the Company’s sales in fiscal 2011, 2010 and 2009, respectively, were made to customers who operate in the paper industry. This industry suffered an economic downturn, which has resulted in the closure of a number of mills. In fiscal 2011, the allowance for uncollectible accounts increased primarily related to two paper industry customers.

Inventories

Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out (“FIFO”) method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

Goodwill and Other Intangible Assets

In accordance with Accounting Standards Codification (“ASC” or the “Codification”) 350, “Intangibles - Goodwill and Other,” goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if there is an indication of impairment.

The Company evaluates its goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. To determine whether goodwill is impaired, Penford compares the fair value of each reporting units to that report unit’s carrying amount. If the fair value of the reporting unit is greater than its carrying amount goodwill is not considered impaired. If the fair value of the reporting unit is lower than its carrying amount, Penford then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill and if the carrying value is higher than the fair value, impairment is recorded. The implied fair value of a reporting unit is determined using a discounted cash flow method considering the Company’s market capitalization.

Patents are amortized using the straight-line method over their estimated period of benefit. At August 31, 2011, the weighted average remaining amortization period for patents is four years. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense assuming average useful lives of three to forty years for financial reporting purposes. Equipment and vehicle leases generally have average useful lives ranging from three to twelve years and real estate between twelve to forty-six years. Depreciation, which includes depreciation of assets under capital leases, of $12.8 million, $13.1 million and $13.8 million was recorded in fiscal years 2011, 2010 and 2009, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. No interest was capitalized in fiscal years 2011, 2010 and 2009.

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

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. Research and development costs expensed were $4.8 million, $4.4 million and $4.3 million in fiscal 2011, 2010 and 2009, respectively.

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Statement of Operations amounts are translated at average exchange rates prevailing during the year. The net foreign currency transaction gain (loss) recognized in earnings was $0.4 million and $0.1 million for fiscal years 2010 and 2009, respectively.

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

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 34%, 27% and 21% of the Company’s net sales for fiscal years 2011, 2010 and 2009, respectively. Eco-Energy, Inc. is a marketer and distributor of bio-fuels in the United States and Canada. The Company’s second largest customer, Domtar, Inc., represented approximately 8%, 8% and 11% of the Company’s net sales for fiscal years 2011, 2010 and 2009, respectively. Domtar, Inc. and Eco-Energy are customers of the Company’s Industrial Ingredients business. Export sales accounted for approximately 9%, 9% and 8% of consolidated sales in fiscal 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation – Stock Compensation.” The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 10 for further detail.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 — Inventories

Components of inventory are as follows:

	August 31,
	2011	2010
	(Dollars in thousands)
Raw materials	$14,799	$8,708
Work in progress	1,752	1,299
Finished goods	16,182	9,842

Total inventories	$32,733	$19,849

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. See Note 13.

Note 3 — Property and equipment

Components of property and equipment are as follows:

	August 31,
	2011	2010
	(Dollars in thousands)
Land	$10,552	$10,307
Plant and equipment	330,273	324,904
Construction in progress	6,375	4,272

	347,200	339,483
Accumulated depreciation	(239,828)	(227,553)

Net property and equipment	$107,372	$111,930

The above table includes approximately $0.5 million and $0.7 million of equipment under capital leases for fiscal years 2011 and 2010, respectively.

Note 4 — Goodwill and other intangible assets

The Company’s goodwill of $7.9 million at August 31, 2011 and 2010, relates to the Company’s Food Ingredients reporting unit. The Company completed its evaluation of the carrying value of goodwill as of June 1, 2011 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of its Food Ingredients reporting unit with its carrying amount, including goodwill. Penford then compared the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of the reporting unit was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. At June 1, 2011, the fair value of the Food Ingredients reporting unit was substantially in excess of its carrying value, and there are no changes in that conclusion as of August 31, 2011.

Penford’s intangible assets consist of patents which are being amortized over the weighted average remaining amortization period of four years as of August 31, 2011. There is no residual value associated with patents. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31, 2011		August 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:
Patents	$1,768	$1,436	$1,768	$1,361

Amortization expense related to intangible assets was $0.1 million in each of fiscal years 2011, 2010 and 2009. The estimated aggregate annual amortization expense for patents is not significant for the next five fiscal years, 2012 through 2016.

Note 5 — Preferred Stock Subject to Mandatory Redemption

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

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At August 31, 2011, the carrying value of the Series A Preferred Stock liability of $39.0 million includes $5.3 million of accrued dividends, and $1.4 million of discount accretion for the period from the date of issuance to August 31, 2011. The accrued dividends represent the 9% dividends that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the consolidated statements of operations.

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

Note 6 — Debt

	August 31,
	2011	2010
	(Dollars in thousands)
Secured credit agreements — revolving loans, 3.40% weighted average interest rate at August 31, 2011	$22,100	$18,900
Iowa Department of Economic Development loans	1,633	1,834
Capital lease obligations	490	733

	24,223	21,467
Less: current portion and short-term borrowings	421	429

Long-term debt and capital lease obligations	$23,802	$21,038

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

The 2010 Agreement refinanced the unpaid debt remaining under the 2007 Agreement. Under the 2010 Agreement, the Company may borrow $60 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On August 31, 2011, the Company had $22.1 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. Substantially all of the Company’s assets secure the 2010 Agreement.

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

The 2010 Agreement provides that the Total Funded Debt Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2010 Agreement) shall not exceed 3.00. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2010 Agreement, of not less than 1.35. Annual capital expenditures are restricted to $15 million (excluding certain capital expenditures specified in the 2010 Agreement) if the Total Funded Debt Ratio is greater than 2.00 for two consecutive fiscal quarters. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of August 31, 2011.

In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in the third quarter of fiscal 2010 and recorded a charge to earnings of $1.6 million.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. The proceeds of these Iowa loans were used to repay outstanding debt under the 2007 Agreement in the first quarter of fiscal 2010. At August 31, 2011, the Company had $1.6 million outstanding related to the IDED loans.

The maturities of debt existing at August 31, 2011 for the fiscal years beginning with fiscal 2012 are as follows (dollars in thousands):

2012	$421
2013	447
2014	203
2015	23,152

$24,223

Included in the Company’s long-term debt at August 31, 2011 is $0.5 million of capital lease obligations, of which $0.2 million is considered current portion of long-term debt. See Note 9.

Note 7 — Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2011	2010	2009
Common shares outstanding
Balance, beginning of year	13,189,581	13,157,387	13,127,369
Issuance of restricted stock, net	53,804	32,194	30,018

Balance, end of year	13,243,385	13,189,581	13,157,387

Preferred Stock, Series B

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). See Note 5 for further details. Series B Preferred Stock was recorded at its relative fair value of $7.7 million at the time of issuance and recorded as equity. The holders of the Series B Preferred Stock are entitled to dividends equal to the per share dividend declared and paid on the Company’s common stock times the number of shares of common stock into which the Series B Preferred Stock is then convertible. The Series B Preferred Stock is not redeemable and dividends on the Series B Preferred Stock are non-cumulative. In the event the Company voluntarily or involuntarily liquidates, dissolves or winds up, the holders of shares of Series B Preferred Stock at the time of such event shall be entitled to participate in any liquidating distribution based on the amount payable to holders of the Company’s common stock at the same time that distributions of assets are made to the holders of the common stock. Holders of the Series B Preferred Stock shall participate in such distributions on a basis as if each share of Series B Preferred Stock had been converted, immediately prior to such liquidating distribution, into the number of shares of common stock at the then applicable conversion rate.

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

Note 8 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses are as follows:

	August 31,
	2011	2010
	(Dollars in thousands)
Net unrealized loss on derivatives, net of tax	$731	$(582)
Postretirement obligations, net of tax	(8,290)	(13,268)

	$ (7,559)	$ (13,850)

Note 9 — Leases

Certain of the Company’s property, plant and equipment is leased under operating leases. Equipment and vehicle leases generally have lease terms ranging from one to fifteen years with renewal options and real estate leases range between five to twenty years with renewal options. In fiscal 2011, rental expense under operating leases was $5.4 million. In fiscal 2010, rental expense under operating leases was $6.0 million, net of sublease rental income of approximately $0.1 million and fiscal 2009; rental expense under operating leases was $6.8 million, net of sublease rental income of approximately $0.3 million. Future minimum lease payments for fiscal years beginning with fiscal year 2011 for noncancelable operating and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

	Capital Leases	Operating Leases Minimum Lease Payments
2012	$258	$3,330
2013	255	2,589
2014	3	1,786
2015	3	922
2016	—	622
Thereafter	—	305

Total minimum lease payments	519	$9,554

Less: amounts representing interest	(29)

Net minimum lease payments	$490

Note 10 — Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of August 31, 2011, the aggregate number of shares of the Company’s common stock that are available to be issued as awards under the

2006 Incentive Plan is 31,017. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably for periods from one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the year ended August 31, 2011 is as follows:

	Number of Shares	Option Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2010	1,264,564	$7.59 — 21.73	$15.07
Granted	98,000	4.66 — 6.88	6.59
Exercised	-
Cancelled	(28,679)	6.88 — 17.07	11.40

Outstanding Balance, August 31, 2011	1,333,885	4.66 — 21.73	14.52	2.68	$8,400

Options Exercisable at August 31, 2011	1,158,635	$7.73 — 21.73	$14.95	2.31	$-

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.50 per share as of August 31, 2011 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised in fiscal years 2011, 2010 and 2009.

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

Under the 2006 Incentive Plan, the Company granted 98,000 stock options during fiscal 2011, (i) 80,000 stock options which vest one year from the date of grant, and (ii) 18,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted during fiscal 2011 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair value:

2011
Expected volatility	71%
Expected life (years)	4.3
Interest rate	1.1-2.8%
Dividend yield	0%
Weighted-average fair values	$3.62

No stock options were granted in fiscal years 2010 and 2009. As of August 31, 2011, the Company had $0.3 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Awards

The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the twelve months ended August 31, 2011 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2010	154,707	$15.67
Granted	-
Vested	(70,475)	16.87
Cancelled	-

Nonvested at August 31, 2011	84,232	$14.67

No restricted stock awards were granted in fiscal year 2011. The weighted average grant date fair value of awards granted in fiscal years 2010 and 2009 was $6.60 and $10.12, respectively. The total fair value of awards vested in 2011, 2010, and 2009 was $1.2 million, $1.0 million and $1.1 million, respectively. On January 1, 2010 and 2009, each non-employee director received an award of 2,301 and 1,976 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which vested one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of August 31, 2011, the Company had $0.1 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 1.1 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for fiscal years 2011, 2010 and 2009 and the effect on the Company’s consolidated statements of operations (dollars in thousands):

	2011	2010	2009
Cost of sales	$130	$170	$307
Operating expenses	949	1,413	2,300
Research and development expenses	38	28	49
Income (loss) from discontinued operations	-	(25)	16

Total stock-based compensation expense	$1,117	$1,586	$2,672
Income tax benefit	(424)	(603)	(1,015)

Total stock-based compensation expense, net of tax	$693	$983	$1,657

Note 11 — Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover approximately 75% of its employees. The defined benefit pension plans for salaried and bargaining unit hourly employees were closed to new participants effective January 1, 2005 and August 1, 2004, respectively.

The Company also maintains a postretirement health care benefit plan covering its bargaining unit hourly retirees. Effective August 1, 2004, the Company’s postretirement health care benefit plan covering bargaining unit hourly employees was closed to new entrants and to any current employee who did not meet minimum requirements as to age plus years of service.

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2011 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at September 1	$48,875	$43,861	$17,580	$18,345
Service cost	1,617	1,608	272	353
Interest cost	2,696	2,633	972	1,077
Plan participants’ contributions	—	—	134	145
Actuarial (gain) loss	(1,099)	463	333	10
Change in assumptions	(2,560)	2,215	(1,736)	(1,668)
Benefits paid	(1,984)	(1,905)	(631)	(682)

Benefit obligation at August 31	$47,545	$48,875	$16,924	$17,580

Change in plan assets:
Fair value of plan assets at September 1	$28,278	$25,818	$—	$—
Actual return on plan assets	3,618	991	—	—
Company contributions	6,416	3,374	497	537
Plan participants’ contributions	—	—	134	145
Benefits paid	(1,984)	(1,905)	(631)	(682)

Fair value of the plan assets at August 31	$36,328	$28,278	$—	$—

Funded status:
Net liability – Plan assets less than projected benefit obligation	$(11,217)	$(20,597)	$(16,924)	$(17,580)

Recognized as:
Current accrued benefit liability	$—	$—	$(731)	$(689)
Non-current accrued benefit liability	(11,217)	(20,597)	(16,193)	(16,891)

Net Amount Recognized	$(11,217)	$(20,597)	$(16,924)	$(17,580)

Accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	August 31, 2011		August 31, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Unrecognized prior service cost (credit)	$1,545	$(459)	$1,773	$(611)
Unrecognized net actuarial loss	11,545	740	18,029	2,208

Total	$13,090	$281	$19,802	$1,597

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2011	2010
Projected benefit obligation	$47,545	$48,875
Accumulated benefit obligation	$46,113	$46,142
Fair value of plan assets	$36,328	$28,278

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$1,617	$1,608	$1,420	$272	$353	$259
Interest cost	2,696	2,633	2,581	972	1,077	913
Expected return on plan assets	(2,234)	(2,022)	(2,428)	—	—	—
Amortization of prior service cost	228	244	253	(152)	(152)	(152)
Amortization of actuarial loss	1,441	1,312	211	65	294	—

Benefit cost	$3,748	$3,775	$2,037	$1,157	$1,572	$1,020

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to calculate net periodic expense:
Discount rate	5.64%	5.98%	6.92%	5.64%	5.98%	6.92%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	5.87%	5.64%	5.98%	5.87%	5.64%	5.98%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2011. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on the assets of the plans at August 31, 2011. The expected return on plan assets to be used in calculating fiscal 2012 pension expense is 8.0%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in 2009 (6.92%), 2010 (5.98%) and 2011 (5.64%) reflect the change in bond yields over the last several years. During fiscal 2011, bond yields rose and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2011, as well as net periodic expense for fiscal 2012, to 5.87%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense by less than $0.1 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.8 million in fiscal 2012. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by less than $0.1 million in fiscal 2012.

Assumed health care cost trend rates:	2011	2010	2009
Current health care trend assumption	8.00%	8.00%	9.00%
Ultimate health care trend rate	4.50%	4.50%	4.75%
Year ultimate health care trend is reached	2029	2028	2016

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2011	$199	$(162)
Effect on postretirement accumulated benefit obligation as of August 31, 2011	$2,315	$ (1,945)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2011	2010
U.S. equities	55%	56%	56%
International equities	15%	16%	16%
Fixed income investments	25%	26%	26%
Real estate	5%	2%	2%

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

See Note 13, “Fair Value Measurements and Derivative Instruments,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s employee pension plan assets are principally comprised of the following types of investments:

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

The following table presents the fair value of the pension plan’s assets by major asset category as of August 31, 2011.

	Quoted Prices In Active Markets for Identical Instruments (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
			(in thousands)
Common collective trust funds	$		$35,651	$-	$35,651
Real estate equity funds		-	-	677	677

Fair value of plan assets		$-	$35,651	$677	$36,328

The following table summarizes the changes in fair value of the pension plan’s real estate equity fund (Level 3) for fiscal year ended August 31, 2011.

Real Estate Equity Fund
(in thousands)
Balance, August 31, 2010	$566
Actual return on plan assets:
Relating to assets still held at the reporting date	111
Relating to assets sold during the period	-
Purchases and sales	-
Transfers in (out) of Level 3	-

Balance, August 31, 2011	$677

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company contributed $6.4 million, $3.4 million and $1.1 million in fiscal 2011, 2010 and 2009, respectively. The Company estimates that the minimum pension plan funding contribution during fiscal 2012 will be approximately $2.8 million.

Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2012 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

	Pension	Other Postretirement
	(Dollars in millions)
2012	$2.1	$0.7
2013	2.3	0.8
2014	2.4	0.9
2015	2.5	0.9
2016	2.6	1.0
2017-2021	$15.8	$6.1

Note 12 — Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $908,000, $897,000 and $935,000 for fiscal years 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

The Company provided its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The plan was closed to new contributions effective January 31, 2011. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $197,000, $204,000 and $231,000 was accrued in fiscal years 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2011, 2010 and 2009, the net periodic pension expense accrued for this plan was $370,000, $343,000 and $342,000, respectively. The accrued obligation related to the plan was $2.7 million and $2.5 million for fiscal years 2011 and 2010, respectively. The plan was amended in fiscal 2011 such that no participant in the plan would accrue any additional benefits after January 31, 2011.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $4.5 million, $4.7 million and $4.3 million in fiscal years 2011, 2010 and 2009, respectively.

Note 13 — Fair Value Measurements and Derivative Instruments

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in Penford’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy was established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources outside the reporting entity. Unobservable inputs are inputs that reflect Penford’s own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of inputs that may be used to measure fair value are:

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

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Presented below are the fair values of the Company’s derivatives as of August 31, 2011 and 2010:

As of August 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$ (3,153)	$ -	$ -	$ (3,153)

(1) On the consolidated balance sheets, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $5.1 million at August 31, 2011.

As of August 31, 2010	(Level 1)	(Level2)	(Level3)	Total
(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$ (2,789)	$ -	$ -	$ (2,789)

(1) On the consolidated balance sheets, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $4.5 million at August 31, 2010.

Other Financial Instruments

The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt interest rate reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.

In the first quarter of fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at August 31, 2011 was $1.6 million and the fair value of the debt was estimated to be $1.4 million. See Note 6.

The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at August 31, 2011 was $39.0 million and the estimated fair value was $43.3 million.

Interest Rate Swap Agreements

The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized gains and losses on interest rate swaps were included in accumulated other comprehensive income (loss). The periodic settlements on the swaps were recorded as interest expense. At August 31, 2011, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss).

Commodity Contracts

The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of those inputs to its manufacturing process. The Company also uses futures contracts to manage the variability of the cash flows from the forecasted sales of ethanol. The Company has designated these instruments as hedges.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by sudden market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. These futures contracts are designated as hedges.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. These futures contracts have been designated as hedges.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in other comprehensive income at August 31, 2011 that is expected to be reclassified into income within 12 months is $0.7 million.

As of August 31, 2011, Penford had purchased corn positions of 5.8 million bushels, of which 3.7 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 2.1 million bushels.

As of August 31, 2011, the Company had the following outstanding futures contracts:

Corn Futures	2,875,000	Bushels
Natural Gas Futures	730,000	mmbtu (millions of British thermal units)
Ethanol Swaps	6,870,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of August 31, 2011 and 2010.

	Assets			Liabilities
In thousands		Fair Value August 31			Fair Value August 31
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
Cash Flow Hedges:
Corn Futures	Other Current Assets	$137	$-	Other Current Assets	$-	$-
Natural Gas Futures	Other Current Assets	-	-	Other Current Assets	454	1,082
Ethanol Futures	Other Current Assets	-	-	Other Current Assets	1,289	-
Fair Value Hedges:
Corn Futures	Other Current Assets	-	28	Other Current Assets	1,547	1,735

Total Derivatives
Designated as Hedging Instruments		$137	$28		$3,290	$2,817

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the year ended August 31, 2011 and August 31, 2010.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	Year Ended August 31		Year Ended August 31		Year Ended August 31
	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Corn Futures (1)	$(4,949)	$384	$(7,418)	$349	$(162)	$(194)
Natural Gas Futures (1)	(579)	(3,170)	(1,332)	(2,168)	(85)	-
Ethanol Futures (1)	(1,909)	(590)	(804)	(493)	-	-
Interest Rate Contracts(2)(4)	-	(395)	-	(662)	-	(1,562)
FX Contracts (1)	-	-	-	(26)	-	-

	$ (7,437)	$ (3,771)	$ (9,554)	$ (3,000)	$ (247)	$ (1,756)

Fair Value Hedges:
Corn Futures (1) (3)					$28	$85

(1)	Gains and losses reported in cost of goods sold
(2)	Gains and losses reported in interest expense
(3)	Hedged items are firm commitments and inventory
(4)	Amount of loss recognized in income was reported in non-operating income (expense)

Note 14 — Other Non-operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$(1,049)	$—
Loss on interest rate swap termination	—	(1,562)	—
Gain on sale of dextrose product line	—	—	1,562
Gain (loss) on foreign currency transactions	—	419	127
Other	115	271	226

	$115	$(1,921)	$1,915

On April 7, 2010, the Company refinanced its bank debt. See Note 6. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.

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

Note 15 — Income Taxes

The majority of the Company’s loss from continuing operations before income taxes for fiscal years 2011, 2010 and 2009 of $4.8 million, $14.3 million and $10.1 million, respectively, is related to the Company’s domestic operations. See Note 17 for foreign income (loss) before income taxes and foreign tax expense. The majority of the Company’s foreign operations are included in the discontinued operations presentation in the consolidated financial statements.

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$34	$(332)	$(3,305)
State	137	208	(141)

	171	(124)	(3,446)
Deferred:
Federal	9	(4,447)	291
State	133	(131)	(291)

	142	(4,578)	-

Total	$313	$(4,702)	$(3,446)

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$313	$(4,702)	$(3,446)
Discontinued operations	-	(4,495)	1,149
Comprehensive income (loss)	3,856	891	(5,906)

	$4,169	$(8,306)	$(8,203)

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Statutory tax rate	35%	35%	35%
Statutory tax on income	$(1,682)	$(5,016)	$(3,532)
State taxes, net of federal benefit	52	33	(221)
Non-deductible expenses related to preferred stock	2,687	1,020	-
Research credit	(195)	(54)	(181)
Ethanol credit	(975)	(975)	-
Foreign tax loss with no benefit	200	34	-
Prior year true up	79	306	36
Unrecognized tax benefits	67	(139)	422
Other	80	89	30

Total provision (benefit)	$313	$(4,702)	$(3,446)

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$3,108	$3,108
Postretirement benefits	12,377	14,669
Provisions for accrued expenses	1,893	2,280
Stock-based compensation	2,357	2,392
Deferred flood losses	2,625	3,257
Net operating loss carryforward	8,242	9,497
Tax credit carryforwards	4,325	2,508
Other	2,487	2,374

Total deferred tax assets	37,414	40,085

Deferred tax liabilities:
Depreciation	21,678	21,659
Other	2,132	613

Total deferred tax liabilities	23,810	22,272

Net deferred tax assets	$13,604	$17,813

Recognized as:
Other current assets	$909	$1,320
Deferred tax asset	12,695	16,493

Total net deferred tax assets	$13,604	$17,813

At August 31, 2011, in the United States, the Company had a U.S. federal alternative minimum tax credit carryforward of $3.1 million with no expiration, research and development credit carryforwards of $1.3 million expiring 2025 through 2031, a small ethanol producer credit of $3.0 million expiring 2014, and a net operating loss carryforward of $20.6 million expiring in 2030. The Company also has U.S. state net operating loss carryforwards of $24.9 million with various expiration dates.

At August 31, 2011, the Company had $13.6 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred book losses in fiscal 2009, 2010 and 2011. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The tax benefits of operating losses incurred in fiscal 2008 and 2009 have been carried back to offset taxable income in prior years. While there have been losses since 2008 for reasons indicated above, the Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. Dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Consolidated Statement of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

Deferred tax liabilities or assets are not recognized on temporary differences from undistributed earnings of foreign subsidiaries and from foreign exchange translation gains or losses on permanent advances to foreign subsidiaries as the Company does not expect that the divestiture of its foreign subsidiaries will result in any tax benefit or expense.

The total amount of gross unrecognized tax benefits was $1.2 million at August 31, 2011, all of which, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2011	2010
Unrecognized tax benefits at beginning of year	$1,131	$1,281
Additions for tax positions related to prior years	82	118
Reductions for tax positions related to prior years	-	-
Additions for tax positions related to current year	97	160
Reductions due to lapse of applicable statute of limitations	(90)	(428)
Settlements with taxing authorities	-	-

Unrecognized tax benefits at end of year	$1,220	$1,131

The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense (benefit) in the consolidated statements of operations. As of August 31, 2011 and 2010, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. During fiscal 2011, the Company increased the liability for unrecognized tax benefits by $22,000 for interest and $40,000 for penalties.

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. In January 2011, the U.S. Internal Revenue Service (“IRS”) notified the Company that its tax refund of $3.5 million resulting from a carryback of tax losses from fiscal year 2009 to fiscal years 2006 and 2007 is being evaluated to determine whether the refund will be examined or accepted without examination. The Company has also been notified by the state of Alabama of an audit. The Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2007.

Note 16 — Earnings (loss) per Common Share

The Company applies ASC 260-10-45, “Participating Securities and the Two-Class Method” (“ASC 260-10-45”) which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are included in computing earnings per share under the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors under the Company’s 2006 Incentive Plan which contain non-forfeitable rights to dividends at the same rate as common stock, are considered participating securities.

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and equivalents and the computation of diluted weighted average shares outstanding for the fiscal years 2011, 2010 and 2009.

	Year Ended August 31,
	2011	2010	2009
	(in thousands)
Numerator:
Loss from continuing operations	$(5,117)	$(9,629)	$(6,645)
Less: Allocation to participating securities	-	(84)	(11)

Loss from continuing operations applicable to common shares and equivalents	$(5,117)	$(9,713)	$(6,656)

Income (loss) from discontinued operations	$-	$16,312	$(58,142)
Less: Allocation to participating securities	-	-	-

Income (loss) from discontinued operations applicable to common shares and equivalents	$-	$16,312	$(58,142)

Net income (loss)	$(5,117)	$6,683	$(64,787)
Less: Allocation to participating securities	-	(84)	(11)

Net income (loss) applicable to common shares and equivalents	$(5,117)	$6,599	$(64,798)

Denominator:
Weighted average common shares and equivalents outstanding, basic	12,251	11,601	11,170
Dilutive stock options and awards	-	-	-

Weighted average common shares and equivalents outstanding, diluted	12,251	11,601	11,170

The 100,000 shares of Series B Preferred Stock are included in the weighted average common shares and equivalents computation of basic earnings per share.

Weighted-average restricted stock awards of 98,158, 146,668 and 90,868 for fiscal years 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 1,325,945, 1,309,273 and 1,371,701 for 2011, 2010 and 2009, respectively.

Note 17 — Discontinued Operations

As discussed in Note 1, the Company sold its Australia/New Zealand operations in 2009. At August 31, 2011, the remaining net assets of the Australia/New Zealand Operations consist of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments. Penford Australia received the first two installments of $0.5 million each. The remaining escrowed payments of $1.0 million are subject to the buyer’s right to make warranty claims under the sale contract. In July 2011, the purchaser filed a claim with the Company for $787,000. The Company believes that the claim is without merit and intends to contest the claim vigorously. At August 31, 2011, no allowance relating to this $1.0 million receivable has been established.

The following table summarizes the financial information for discontinued operations related to the Australia/New Zealand Operations. Interest expense on debt directly attributable to the Australia/New Zealand Operations has been allocated to discontinued operations.

	Year Ended August 31,
	2010	2009
	(Dollars in thousands)
Sales	$16,992	$78,030

Loss from operations	$(1,848)	$(57,754)

Interest expense	444	973
Gain on sale of assets	199	-
Reclassification of currency translation adjustments into earnings	13,420	-
Other non-operating income, net	490	1,734

Income (loss) from discontinued operations before taxes	11,817	(56,993)
Income tax expense (benefit)	(4,495)	1,149

Income (loss) from discontinued operations, net of tax	$16,312	$(58,142)

The Company believes that it is more likely than not that the net deferred tax benefit of $11.0 million recorded for the Australian operations will not be realized. The Company’s discontinued Australian operations recorded a valuation allowance as of August 31, 2011 of $11.0 million against the entire Australian net deferred tax asset. The valuation allowance increased $0.1 million in fiscal 2011.

Note 18 — Cedar Rapids Flood

On June 12, 2008, the Company’s Cedar Rapids, Iowa plant, operated by the Industrial Ingredients business, was temporarily shut down due to record flooding of the Cedar River and government-ordered mandatory evacuation of the plant and surrounding areas.

During fiscal years 2009 and 2008, the Company recorded flood restoration costs of $45.6 million, and insurance recoveries of $27.2 million. The components of the costs and recoveries for fiscal 2009 are as follows:

(Dollars in thousands)

Repairs of buildings and equipment	$6,346
Site remediation	348
Write off of inventory and fixed assets	71
Other	820

7,585

Insurance recoveries	(16,694)

Net flood recoveries	$(9,109)

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

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Sales
Industrial ingredients
Industrial Starch	$127,471	$115,681	$131,709
Ethanol	105,730	68,335	54,817

	$233,201	$184,016	$186,526
Food ingredients	82,240	70,258	69,030

	$315,441	$254,274	$255,556

Depreciation and amortization
Industrial ingredients	$10,812	$10,850	$11,081
Food ingredients	2,110	2,341	2,759
Corporate and other	1,493	1,600	615

	$14,415	$14,791	$14,455

Income (loss) from continuing operations
Industrial ingredients	$(4,718)	$(11,512)	$(11,154)
Food ingredients	18,037	15,145	13,512
Corporate and other	(8,874)	(8,493)	(8,807)

	$4,445	$(4,860)	$(6,449)

Capital expenditures, net
Industrial ingredients	$6,625	$4,713	$3,683
Food ingredients	1,663	1,267	1,696
Corporate and other	7	-	-

	$8,295	$5,980	$5,379

	August 31,
	2011	2010
	(Dollars in thousands)
Total assets
Industrial ingredients	$138,412	$133,738
Food ingredients	42,252	36,542
Corporate and other	31,750	38,128

	$212,414	$208,408

At August 31, 2011, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $0.8 million of other net assets, have been reported as assets of the continuing operations in “Corporate and other.” All other assets are located in the United States.

Reconciliation of income (loss) from operations for the Company’s segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Income (loss) from operations	$4,445	$(4,860)	$(6,449)
Interest expense	(9,364)	(7,550)	(5,557)
Other non-operating income (expense)	115	(1,921)	1,915

Loss from continuing operations before income taxes	$(4,804)	$(14,331)	$(10,091)

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
United States	$288,571	$231,042	$234,081

Canada	4,027	3,738	5,137
Mexico	9,221	6,996	5,552
Columbia	6,802	6,227	5,925
Other	6,820	6,271	4,861

Non-United States	26,870	23,232	21,475
Total	$315,441	$254,274	$255,556

Note 20 — Quarterly Financial Data (Unaudited)

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Sales	$72,266	$74,304	$85,233	$83,638	$315,441
Cost of sales	63,009	67,461	74,815	76,321	281,606

Gross margin	9,257	6,843	10,418	7,317	33,835

Income (loss) from continuing operations	336	(1,575)	(709)	(3,169)	(5,117)
Income (loss) from discontinued operations	-	-	-	-	-

Net income (loss)	336	(1,575)	(709)	(3,169)	(5,117)

Earnings (loss) per common share:
Basic – continuing operations	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)
Basic – discontinued operations	-	-	-	-	-

Basic earnings (loss) per share	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)

Diluted – continuing operations	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)
Diluted – discontinued operations	-	-	-	-	-

Diluted earnings (loss) per share	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)

Dividends declared	$-	$-	$-	$-	$-

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Sales	$67,070	$62,293	$61,909	$63,002	$254,274
Cost of sales	56,442	56,231	58,644	59,503	230,820

Gross margin	10,628	6,062	3,265	3,499	23,454

Income (loss) from continuing operations	1,056	(1,801)	(5,758)	(3,126)	(9,629)
Income (loss) from discontinued operations	3,482	13,048	(218)	-	16,312

Net income (loss)	4,538	11,247	(5,976)	(3,126)	6,683

Earnings (loss) per common share:
Basic – continuing operations	$0.09	$(0.17)	$(0.49)	$(0.26)	$(0.84)
Basic – discontinued operations	0.31	1.16	(0.02)	-	1.41

Basic earnings (loss) per share	$0.40	$0.99	$(0.51)	$(0.26)	$0.57

Diluted – continuing operations	$0.09	$(0.17)	$(0.49)	$(0.26)	$(0.84)
Diluted – discontinued operations	0.31	1.16	(0.02)	-	1.41

Diluted earnings (loss) per share	$0.40	$0.99	$(0.51)	$(0.26)	$0.57

Dividends declared	$-	$-	$-	$-	$-

In the second quarter of fiscal 2010, the liquidation of the remaining net assets of Penford Australia was substantially completed, as a result, $13.8 million of currency translation adjustments were reclassified from accumulated other comprehensive income into second quarter income (loss) from discontinued operations. See Note 17.

Note 21 – Legal Proceedings and Contingencies

The Company filed suit on January 23, 2009 in the United States District Court for the Northern District of Iowa against two insurance companies, National Union Fire Insurance Company of Pittsburgh, Pennsylvania, owned by American International Group, Inc. (“AIG”), and ACE American Insurance Company (“ACE”), due to the insurers’ denial of certain insurance coverage for damages that the Company suffered from the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. On January 19, 2010, the presiding judge ruled that flood coverage language contained in the applicable insurance policy was “ambiguous” and that the interpretation of the policy was “a question of fact reserved for a jury.” At the conclusion of the jury trial subsequently conducted in August 2010, the presiding judge dismissed the Company’s claims without issuing a written opinion. In the fall of 2010, the Company appealed the dismissal to the United States Court of Appeals for the Eighth Circuit. The Company’s appeal has not yet been decided. The Company cannot at this time determine the likelihood of any outcome of the appeal or estimate the amount of any judgment that might be awarded.

In June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet chew products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. (“TFH”). The customer requested that Penford Products defend this lawsuit pursuant to the terms of its supply agreement with Penford Products. The Company believes that its products do not infringe upon the patent and has commenced a defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

In July 2011, the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets filed a claim for $787,000 pursuant to the sale agreement. See Note 17.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matters identified in the preceding two paragraphs, management is unable to provide additional information regarding any possible loss because, among other reasons, (i) the matters are in early stages; (ii) the Company currently believes that the claims are not adequately supported; and (iii) there are significant factual issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Note 22 – Subsequent Event

On November 9, 2011, Penford Carolina, LLC, a Delaware limited liability company (“Purchaser”) and a wholly-owned subsidiary of Penford Corporation (“Penford”), entered into a Business Sale and Membership Interest Purchase Agreement (the “Purchase Agreement”) with each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (collectively, the “ Sellers”) together with three limited liability companies owned by the Sellers.

Pursuant to the terms of the Purchase Agreement, at the closing Purchaser would acquire 100% of the limited liability company interests in Carolina Starches, LLC, a South Carolina limited liability company (“Carolina Starches”) wholly-owned by Sellers, in exchange for $6 million in cash (“Cash Payment”) and the assumption of $3.5 million in debt. As part of the transactions contemplated by the Purchase Agreement, Purchaser would enter into asset purchase agreements at the closing with two of the limited liability companies owned by the Sellers pursuant to which these companies would transfer to Purchaser substantially all of the their assets. Purchaser would also enter into a real property lease agreement at the closing with another limited liability company owned by Sellers, pursuant to which Purchaser will lease a facility from such company.

In addition to the Cash Payment, at the closing Penford would enter into a separate stock option agreement with each of the three Sellers pursuant to which Penford would grant each Seller an option to purchase up to 55,000 shares of the Company’s common stock, $1.00 par value per share (the “Shares”), at an exercise price equal to the closing per Share price as of the close of business on the closing date (the “Tranche A Option”), and a second option to purchase up to 50,000 Shares at an exercise price equal to the closing price per Share as of the close of business on the date that the earnout condition described below is satisfied (the “Tranche B Option”). Both the Tranche A Option and the Tranche B Option would be subject to three year vesting terms, with one-third of the options vesting on each anniversary of the grant date. The Tranche B Option also would be subject to an earnout condition requiring the earnings before interest and income taxes attributable to Carolina Starches to exceed a specified threshold. Penford anticipates completing the transactions contemplated by the Purchase Agreement in the second quarter of fiscal year 2012. The consummation of the transaction is subject to various customary conditions, which may be waived by the applicable parties, including conditions to closing that:

•	Purchaser is satisfied with the results of certain due diligence inquiries regarding Carolina Starches and its related companies; and

•	the absence of any material adverse change in the business, financial condition and operations of Carolina Starches and its related companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Penford Corporation:

We have audited the accompanying consolidated balance sheets of Penford Corporation and subsidiaries (the Company) as of August 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity. We also have audited Penford Corporation’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penford Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risks that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penford Corporation and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Denver, Colorado

November 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Penford Corporation

We have audited the accompanying consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows of Penford Corporation for the year ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Penford Corporation’s operations and its cash flows for the year ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado

November 13, 2009,

except for Note 16, as to which the date is

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of August 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of August 31, 2011.

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the related reports of the Company’s registered independent public accounting firms are included below and at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2011.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Information About the Board and Its Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1.

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

Item 11.  Executive Compensation.

The applicable information set forth under the headings “Executive Compensation,” “Director Compensation” and “Information About the Board and Its Committees” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2011. The Company has no equity compensation plans that have not been approved by security holders.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Stock Option Plan (1)	652,000	$14.17	-
2006 Long-Term Incentive Plan (2)	627,500	$15.32	31,017
Stock Option Plan for Non-Employee Directors (3)	54,385	$9.65	-

Total	1,333,885	$14.52	31,017

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.
(2)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 84,232 issued but unvested shares of common stock at August 31, 2011.
(3)	This plan has been terminated and no additional options will be granted under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2012 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Information About the Board and Its Committees” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to KPMG LLP” in the 2012 Proxy Statement and is incorporated herein by reference.

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

    (3) Exhibits

See index to Exhibits on page 73.

    (b) Exhibits

See Item 15(a)(3), above.

    (c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November 2011.

PENFORD CORPORATION

/s/ Thomas D. Malkoski
Thomas D. Malkoski President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 10, 2011.

Signature	Title
/s/ Thomas D. Malkoski	President, Chief Executive Officer and Director
Thomas D. Malkoski	(Principal Executive Officer)

/s/ Steven O. Cordier	Senior Vice President and Chief Financial Officer
Steven O. Cordier	(Principal Financial and Accounting Officer)

/s/ Paul H. Hatfield	Chairman of the Board of Directors
Paul H. Hatfield

/s/ William E. Buchholz	Director
William E. Buchholz

/s/ Jeffrey T. Cook	Director
Jeffrey T. Cook

/s/ R. Randolph Devening	Director
R. Randolph Devening

/s/ John C. Hunter III	Director
John C. Hunter III

/s/ Sally G. Narodick	Director
Sally G. Narodick

/s/ Edward F. Ryan	Director
Edward F. Ryan

/s/ James E. Warjone	Director
James E. Warjone

/s/ Matthew Zell	Director
Matthew Zell

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

10.1

Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.2

Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Cordier, Kortemeyer, Kunerth, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*

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

Exhibit No.	Item
10.10

Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

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

10.14	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)

10.15	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*

10.16	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.17

Form of Performance-Based Cash Award Agreement under the 2006 Long-Term Incentive Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2009, filed January 8, 2010) *

10.18

Securities Purchase Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.19

Investor Rights Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.20

Standstill Letter Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.21

Third Amended and Restated Credit Agreement among the Company, Penford Products Co., Bank of Montreal, Bank of America National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

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