Form 10-Q
period 2011-11-30
PENFORD CORP
filed 2012-01-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The net number of shares of the Registrant’s common stock outstanding as of January 4, 2012 was 11,329,567.

PENFORD CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	November 30, 2011	August 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$264	$281
Trade accounts receivable, net	30,734	29,482
Inventories	26,024	32,733
Prepaid expenses	2,375	2,502
Material and supplies	3,558	3,489
Income tax receivable	226	92
Other	6,630	5,498

Total current assets	69,811	74,077

Property, plant and equipment, net	106,705	107,372
Restricted cash value of life insurance	7,909	7,909
Deferred tax assets	11,070	12,695
Other assets	2,010	2,132
Other intangible assets, net	315	332
Goodwill, net	7,897	7,897

Total assets	$205,717	$212,414

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$3,268	$6,903
Current portion of long-term debt and capital lease obligations	424	421
Accounts payable	18,047	15,268
Accrued liabilities	6,810	7,563

Total current liabilities	28,549	30,155

Long-term debt and capital lease obligations	17,691	23,802
Redeemable preferred stock, Series A	40,260	38,982
Other postretirement benefits	16,323	16,193
Pension benefit liability	11,156	11,217
Other liabilities	6,696	6,600

Total liabilities	120,675	126,949

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,311 and 13,328 shares, respectively, including treasury shares	13,281	13,243
Preferred stock, Series B	100	100
Additional paid-in capital	102,978	103,070
Retained earnings	9,872	9,368
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(8,432)	(7,559)

Total shareholders’ equity	85,042	85,465

Total liabilities and shareholders’ equity	$205,717	$212,414

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
(In thousands, except per share data)	November 30, 2011	November 30, 2010
Sales	$90,746	$72,266
Cost of sales	78,938	63,009

Gross margin	11,808	9,257

Operating expenses	6,109	5,194
Research and development expenses	1,340	1,094

Income from operations	4,359	2,969

Interest expense	(2,397)	(2,270)
Other non-operating income, net	20	89

Income from operations before income taxes	1,982	788

Income tax expense	1,390	452

Net income	$592	$336

Weighted average common shares and equivalents outstanding:
Basic	12,276	12,222
Diluted	12,330	12,339

Earnings per common share:
Basic earnings per share	$0.05	$0.03
Diluted earnings per share	$0.05	$0.03

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	November 30, 2011	November 30, 2010
Cash flows from operating activities:
Net income	$592	$336
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,512	3,643
Accrued interest on preferred stock (Series A)	1,019	933
Stock-based compensation	238	359
Gain on sale of fixed assets	(3)	—
Deferred income tax expense	1,358	410
Non-cash loss (gain) on hedging transactions	3,742	(2,155)
Change in assets and liabilities:
Trade accounts receivable	(1,238)	715
Prepaid expenses	127	309
Inventories	2,967	(360)
Increase in margin accounts	(1,763)	(3,695)
Accounts payable and accrued liabilities	2,026	819
Income tax receivable	(210)	3,520
Other	(185)	(167)

Net cash flow provided by operating activities	12,182	4,667

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(2,458)	(1,670)
Other	11	(15)

Net cash used in investing activities	(2,447)	(1,685)

Cash flows from financing activities:
Proceeds from revolving line of credit	3,500	16,500
Payments on revolving line of credit	(9,500)	(18,500)
Payments of long-term debt	(50)	(50)
Payments under capital lease obligation	(58)	(61)
Decrease in cash overdraft	(3,635)	(908)
Other	(9)	38

Net cash used in financing activities	(9,752)	(2,981)

Increase (decrease) in cash and cash equivalents	(17)	1
Cash and cash equivalents, beginning of period	281	315

Cash and cash equivalents, end of period	$264	$316

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of chemically modified specialty starches to the paper and packaging industries and a producer of ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrin to the food manufacturing and food service industries. See Note 12 for financial information regarding the Company’s business segments.

Discontinued Operations

In fiscal 2010, the Company sold the operating assets of its Australia/New Zealand Operations, which were previously reported in the consolidated financial statements as an operating segment.

The net assets of the Australia/New Zealand Operations as of November 30, 2011 and August 31, 2011 have been reported as assets and liabilities of the continuing operations in the condensed consolidated balance sheets. At November 30, 2011, the remaining net assets of the Australia/New Zealand Operations consist of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. See Note 14 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2011 and the condensed consolidated statements of operations and cash flows for the interim periods ended November 30, 2011 and November 30, 2010 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements, but will require additional disclosures.

In September 2011, the FASB issued amendments to the goodwill impairment testing guidance to allow an entity the option to first assess qualitative factors to determine whether performing the two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the reporting unit’s carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not have an impact on the Company’s consolidated financial statements.

3—INVENTORIES

The components of inventory are as follows:

	November 30, 2011	August 31, 2011
	(In thousands)
Raw materials	$9,000	$14,799
Work in progress	1,439	1,752
Finished goods	15,585	16,182

Total inventories	$26,024	$32,733

4—PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	November 30, 2011	August 31, 2010
	(In thousands)
Land	$10,552	$10,552
Plant and equipment	330,217	330,273
Construction in progress	8,834	6,375

	349,603	347,200
Accumulated depreciation	(242,898)	(239,828)

Property, plant and equipment, net	$106,705	$107,372

5—PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at November 30, 2011 in two series as shown below.

Shares Issued and Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000

Series B Voting Convertible Preferred Stock	100,000

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At November 30, 2011, the carrying value of the Series A Preferred Stock liability of $40.3 million includes $6.3 million of accrued dividends, and $1.7 million of discount accretion for the period from the date of issuance to November 30, 2011. The accrued dividends represent the 9% dividends that may be paid currently or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.

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

6—DEBT

On April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) with Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.

Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On November 30, 2011, the Company had $16.1 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of November 30, 2011.

Interest rates under the 2010 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At November 30, 2011, the Company’s borrowing rate was 3.51%.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At November 30, 2011, the Company had $1.6 million outstanding related to the IDED loans.

7—INCOME TAXES

The Company’s effective tax rate for the first quarter of fiscal 2012 was 70%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes and the non-deductible dividends and accretion of discount on the Series A Preferred Stock which are reported as interest expense in the Condensed Consolidated Statements of Operations.

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

At November 30, 2011, the Company had $12.5 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as it has reported losses in recent years. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The federal tax benefits of operating losses incurred in fiscal years prior to 2010 have been carried back to offset taxable income. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

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

In the quarter ended November 30, 2011, the amount of unrecognized tax benefits increased by $41,000. The total amount of unrecognized tax benefits at November 30, 2011 was $1.3 million, all of which, if recognized, would favorably impact the effective tax rate. At November 30, 2011, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability.

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

8—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The components of total comprehensive income (loss) are as follows:

	Three months ended
	November 30, 2011	November 30, 2010
	(In thousands)
Net income	$592	$336
Net unrealized loss on derivative instruments that qualify as cash flow hedges, net of tax	(873)	(2,046)

Total comprehensive loss	$(281)	$(1,710)

The components of accumulated other comprehensive losses are as follows:

	November 30, 2011	August 31, 2011
	(Dollars in thousands)
Net unrealized gain (loss) on derivatives, net of tax	$(142)	$731
Postretirement obligations, net of tax	(8,290)	(8,290)

	$(8,432)	$(7,559)

9—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of November 30, 2011, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 31,017. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the three months ended November 30, 2011, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2011	1,333,885	$14.52
Granted	—	—
Exercised	—	—
Cancelled	(15,047)	7.73

Outstanding Balance, November 30, 2011	1,318,838	14.60	2.46	$3,400

Options Exercisable at November 30, 2011	1,219,088	$14.54	2.33	$850

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.00 as of November 30, 2011 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the three months ended November 30, 2011.

Under the 2006 Incentive Plan, the Company granted 90,000 stock options during the first quarter of fiscal 2011 consisting of (i) 80,000 stock options which vest one year from the date of grant, and (ii) 10,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted during the first quarter of fiscal 2011 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	72%
Expected life (years)	4.2
Interest rate	1.1-2.1%

Weighted-average fair values	$3.63

As of November 30, 2011, the Company had $0.2 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November 30, 2011 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2011	84,232	$14.67
Granted	—	—
Vested	54,367	19.29
Cancelled	—	—

Nonvested at November 30, 2011	29,865	$6.25

As of November 30, 2011, the Company had $60,000 of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.9 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three months ended November 30, 2011 and 2010 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended November 30,
	2011	2010
Cost of sales	$25	$29
Operating expenses	203	325
Research and development expenses	10	5

Total stock-based compensation expense	$238	$359
Income tax benefit	90	136

Total stock-based compensation expense, net of tax	$148	$223

10—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs for the three months ended November 30, 2011 and 2010 are as follows:

Defined benefit pension plans	Three months ended
	November 30, 2011	November 30, 2010
	(in thousands)
Service cost	$380	$404
Interest cost	682	674
Expected return on plan assets	(729)	(558)
Amortization of prior service cost	57	57
Amortization of actuarial losses	193	360

Net periodic benefit cost	$583	$937

	Three months ended
Post-retirement health care plans	November 30, 2011	November 30, 2010
	(in thousands)
Service cost	$57	$68
Interest cost	243	243
Amortization of prior service cost	(38)	(38)
Amortization of actuarial losses	—	16

Net periodic benefit cost	$262	$289

11—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of November 30, 2011 and August 31, 2011:

As of November 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(443)	$—	$—	$(443)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $2.8 million at November 30, 2011.

As of August 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(3,153)	$—	$—	$(3,153)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $5.1 million at August 31, 2011.

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at November 30, 2011 was $1.6 million and the fair value of the debt was estimated to be $1.3 million. See Note 6.

The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at November 30, 2011 was $40.3 million and the estimated fair value was $43.4 million.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in other comprehensive income at November 30, 2011 that is expected to be reclassified into income within 12 months is $0.1 million.

As of November 30, 2011, Penford had purchased corn positions of 8.5 million bushels, of which 5.0 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 3.5 million bushels.

In September 2011, the Company discontinued hedge accounting treatment for natural gas futures contracts as the hedging relationship no longer met the requirements for hedge accounting in accordance with GAAP. Through August 31, 2011, the gains and losses on natural gas futures contracts were deferred in accumulated other comprehensive income. At the time hedge accounting was discontinued, $0.5 million of pretax losses continued to be deferred in accumulated other comprehensive income for these natural gas futures contracts. These losses will be reclassified to cost of sales during fiscal 2012 as the future forecasted cash flows under these natural gas futures occur. Gains and losses on natural gas futures contracts since August 31, 2011 have been recognized in cost of sales on the Condensed Consolidated Statement of Operations.

As of November 30, 2011, the Company had the following outstanding futures contracts:

Corn Futures	3,975,000	Bushels
Natural Gas Futures	590,000	mmbtu (millions of British thermal units)
Ethanol Swaps	6,510,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of November 30, 2011 and August 31, 2011.

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	Nov 30 2011	Aug. 31 2011	Balance Sheet Location	Nov 30 2011	Aug. 31 2011
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures	Other Current Assets	$—	$137	Other Current Assets	$649	$—
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	—	454
Ethanol Futures	Other Current Assets	605	—	Other Current Assets	—	1,289

Fair Value Hedges:
Corn Futures	Other Current Assets	58	—	Other Current Assets	—	1,547

		663	137
Derivatives not designated as hedging instruments:

Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	457	—

		$663	$137		$1,106	$3,290

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three-month periods ended November 30, 2011 and 2010.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended Nov 30		3 Months Ended Nov 30		3 Months Ended Nov 30
	2011	2010	2011	2010	2011	2010
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$(1,609)	$44	$2,074	$(2,398)	$(311)	$(182)
Natural Gas Futures (1)	—	(452)	(272)	(812)	—	—
Ethanol Futures (1)	1,168	17	(834)	(155)	—	—

	$(441)	$(391)	$968	$(3,365)	$(311)	$(182)

Fair Value Hedges:
Corn Futures (1) (2)					$(99)	$(14)

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)					$(712)	$—

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

12—SEGMENT REPORTING

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and ethanol industries. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three months ended
	November 30, 2011	November 30, 2010
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$32,386	$29,369
Ethanol	32,436	24,561

	64,822	53,930
Food Ingredients	25,924	18,336

	$90,746	$72,266

Income (loss) from operations:
Industrial Ingredients	$743	$142
Food Ingredients	5,959	4,808
Corporate and other	(2,343)	(1,981)

	$4,359	$2,969

	November 30, 2011	August 31, 2011
	(In thousands)
Total assets:
Industrial Ingredients	$133,377	$138,412
Food Ingredients	42,298	42,252
Corporate and other	30,042	31,750

	$205,717	$212,414

At November 30, 2011, the remaining net assets of the Australia/New Zealand Operations, consisting of $0.3 million of cash and $0.8 million of other net assets, have been reported as assets of the continuing operations in “Corporate and other.” All other assets are located in the United States.

13—EARNINGS PER SHARE

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

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from operations to income from operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three months ended November 30, 2011 and 2010.

	Three months ended
	November 30, 2011	November 30, 2010
	(In thousands)
Numerator:
Net income	$592	$336
Less: Allocation to participating securities	(3)	(3)

Net income applicable to common shares	$589	$333

Denominator:
Weighted average common shares outstanding, basic	12,276	12,222
Dilutive stock options and awards	54	117

Weighted average common shares outstanding, diluted	12,330	12,339

Weighted-average stock options to purchase 1,309,499 and 1,278,266 shares of common stock for the three months ended November 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

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

14—LEGAL PROCEEDINGS AND CONTINGENCIES

The Company previously reported its appeal of the dismissal of the suit against two insurance companies arising from their denial of the Company’s claim for certain insurance coverage in connection with the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. On November 29, 2011, the United States Court of Appeals for the Eighth Circuit issued an opinion denying the Company’s appeal. On December 13, 2011, the Company filed a Petition for Panel Rehearing, which was denied on December 19, 2011.

In June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. The Company believes that its products do not infringe upon the patent in suit and has commenced a defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

As discussed in Note 1, the Company sold its Australia/New Zealand operations in fiscal 2010. At November 30, 2011, the remaining net assets of the Australia/New Zealand Operations consist of $0.3 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments. Penford Australia received the first two installments of $0.5 million each. The remaining escrowed payments of $1.0 million are subject to the buyer’s right to make warranty claims under the sale contract. In July 2011, the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets filed a claim for $787,000 pursuant to the sale agreement. The Company believes that the claim is without merit and intends to contest the claim vigorously. At November 30, 2011, no allowance relating to this $1.0 million receivable has been established.

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

15—CAROLINA STARCHES, LLC TRANSACTION

On November 9, 2011, Penford Carolina, LLC, a Delaware limited liability company (“Purchaser”) and a wholly-owned subsidiary of Penford Corporation, entered into a Business Sale and Membership Interest Purchase Agreement (the “Purchase Agreement”) with each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (collectively, the “Sellers”) together with three limited liability companies owned by the Sellers. Penford anticipates completing the transaction in January 2012.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations.

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

Results of Operations

Executive Overview

Consolidated sales for the three months ended November 30, 2011 increased 25.6%, or $18.5 million, to $90.7 million compared with $72.3 million for the three months ended November 30, 2010. Improvements in pricing and product mix in both the Food Ingredients and Industrial Ingredients businesses drove the sales increase. Average unit selling prices in the Industrial Ingredients segment improved 28%; volume declined 6%. Higher volume from new business and favorable pricing and product mix contributed about equally to revenue growth in the Food Ingredients business.

Consolidated income from operations for the quarter ended November 30, 2011 increased $1.4 million to $4.4 million on gross margin expansion, partially offset by higher operating and research and development expenses. Consolidated gross margin as a percent of sales of 13% was comparable to the prior year. Gross margin increased due to improvements in pricing which outpaced higher raw material costs. Consolidated operating expenses increased $1.2 million on higher employee costs and professional fees.

Industrial Ingredients

First quarter fiscal 2012 sales at the Company’s Industrial Ingredients business unit increased $10.9 million, or 20.2% to $64.8 million from $53.9 million during the first quarter of fiscal 2011. Ethanol sales expanded 32% to $32.4 million from $24.6 million on a 4% increase in volume and an average unit selling price increase of 27%. Industrial starch sales in the three months ended November 30, 2011 increased 10% to $32.4 million from $29.4 million last year on higher average selling prices. Sales volume of industrial starch declined 17% compared to the prior year’s first quarter. Sales of the Company’s Liquid Natural Additives products, included in the industrial sales amount, grew 42%, driven by a volume increase of 27% and an 11% improvement in average unit pricing.

Income from Industrial Ingredients’ operations for the first quarter of fiscal 2012 increased to $0.7 million from $0.1 million a year ago on improvements in gross margin. First quarter fiscal 2012 gross margin expanded due to improvements in ethanol and industrial starch pricing and product mix of $8.3 million and higher manufacturing yields of $0.6 million, offset by higher raw material costs of $7.8 million and lower volumes of $0.5 million. Total operating and research and development expenses for 2012 were comparable to the first quarter last year.

Food Ingredients

Fiscal 2012 first quarter sales for the Food Ingredients segment of $25.9 million increased 41.4%, or $7.6 million, over the first quarter of fiscal 2011. Higher sales volume and favorable pricing and product mix contributed about equally to revenue growth. Sales of non-coating applications expanded 56%, led by sales of gluten free and companion pet products.

Operating income for the first quarter of fiscal 2012 at the Company’s Food Ingredients segment increased 24% to $6.0 million from $4.8 million in the same period last year due to an improvement in gross margin of $1.9 million, offset by an increase in operating and research and development expenses of $0.7 million. First quarter gross margin improved 29.4% to $8.2 million from $6.3 million last year primarily on favorable average unit pricing and product mix. Operating and research and development expenses increased due to higher employee costs and lower expenses in last year’s first quarter due to the collection of a receivable included in the Company’s reserve for uncollectible accounts.

Corporate operating expenses

Corporate operating expenses for the first quarter of fiscal 2012 were $2.3 million, a $0.4 million increase compared to the same quarter last year, primarily due to higher professional fees and employee costs.

Interest expense

Interest expense for the three months ended November 30, 2011 increased $0.1 million compared to the same period last year, primarily due to the increasing unpaid accrued dividends on the Company’s Series A Preferred Stock upon which interest expense is computed. See Note 5 to the Condensed Consolidated Financial Statements and “Financing Activities” below.

Income taxes

The Company’s effective tax rate for the first quarter of fiscal 2012 was 70%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes and the non-deductible dividends and accretion of discount on the Series A Preferred Stock which are reported as interest expense in the Condensed Consolidated Statements of Operations.

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

At November 30, 2011, the Company had $12.5 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2011. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as it has reported losses in recent years. The Company’s losses in fiscal years 2008 and 2009 were incurred as a result of severe flooding in Cedar Rapids, Iowa, which shut down the Company’s manufacturing facility for most of the fourth quarter of fiscal 2008. The federal tax benefits of operating losses incurred in fiscal years prior to 2010 have been carried back to offset previous years’ taxable income. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

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

Operating Activities

Cash provided by continuing operations was $12.2 million for the three months ended November 30, 2011 compared with $4.7 million for the same period last year. The increase in operating cash flow was primarily due to lower working capital requirements.

Investing Activities

Capital expenditures for the first quarter of fiscal 2012 were $2.5 million. The Company expects total capital expenditures for fiscal 2012 to be approximately $16 million.

Financing Activities

In April 2010, the Company issued $40 million of preferred stock and also entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”). See Notes 5 and 6 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.

Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At November 30, 2011, the Company had $16.1 million outstanding under its revolving credit facility. Pursuant to the 2010 Agreement, there are no scheduled principal payments prior to maturity of the 2010 Agreement on April 7, 2015. As of November 30, 2011, all of the Company’s outstanding bank debt was subject to variable interest rates.

At November 30, 2011, the carrying value of the Series A Preferred Stock liability of $40.3 million includes $6.3 million of accrued dividends and $1.7 million of discount accretion for the period from the date of issuance to November 30, 2011. The accrued dividends represent dividends at the rate of 9% that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.

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

Contractual Obligations

The Company is a party to various debt and lease agreements at November 30, 2011 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. Except as disclosed in Note 15 to the Condensed Consolidated Financial Statements, as of November 30, 2011, there have been no material changes in the Company’s contractual obligations since August 31, 2011.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at November 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The implementation of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements, but will require additional disclosures.

In September 2011, the FASB issued amendments to the goodwill impairment testing guidance to allow an entity the option to first assess qualitative factors to determine whether performing the two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the reporting unit’s carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this new guidance will not have an impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2011 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not take any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2011, which include but are not limited to:

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

•	interest rate, chemical and energy cost volatility;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates,

•	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement and preferred stock instruments;

•	other factors described in the Company’s Form 10-K Part I, Item 1A “Risk Factors.”

Item 3:	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from adverse changes in interest rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of November 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of November 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

The Company previously reported its appeal of the dismissal of the suit against two insurance companies arising from their denial of the Company’s claim for certain insurance coverage in connection with the flood that struck the Company’s Cedar Rapids, Iowa plant in June 2008. On November 29, 2011, the United States Court of Appeals for the Eighth Circuit issued an opinion denying the Company’s appeal. On December 13, 2011, the Company filed a Petition for Panel Rehearing, which was denied on December 19, 2011.

From time to time, the Company is named as a defendant in other legal actions. See Note 14 to the Company’s financial statements as to several other pending cases. The Company’s current assessment of the pending legal actions referenced in Note 14 has caused it to conclude that none of the other actions is material. Further, the Company has determined that no need exists to record a loss provision for these other actions. It is possible, however, that subsequent events in any litigation may cause the Company to reconsider its assessments and determinations, including the need to increase loss provisions.

Item 1A:	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K and in this Item IA are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

a.	None

b.	None

c.	Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1 – November 30, 2011	17,034	$5.17	—	—
October 1 – October 31, 2011	—	—	—	—
September 1 – September 30, 2011	—	—	—	—

Total	17,034	$5.17	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations on vesting shares of restricted stock awards.

Item 6:	Exhibits.

(d) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended November 30, 2011, filed on January 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 9, 2012	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended November 30, 2011, filed on January 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.