Form 10-Q
period 2012-02-29
PENFORD CORP
filed 2012-04-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2012

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

The net number of shares of the Registrant’s common stock outstanding as of April 4, 2012 was 11,361,418.

PENFORD CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 29, 2012	August 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$595	$281
Trade accounts receivable, net	36,006	29,482
Inventories	33,386	32,733
Prepaid expenses	2,670	2,502
Material and supplies	3,776	3,489
Income tax receivable	277	92
Other	4,344	5,498

Total current assets	81,054	74,077

Property, plant and equipment, net	111,134	107,372
Restricted cash value of life insurance	7,909	7,909
Deferred tax assets	11,729	12,695
Other assets	1,893	2,132
Other intangible assets, net	566	332
Goodwill, net	8,013	7,897

Total assets	$222,298	$212,414

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$4,172	$6,903
Current portion of long-term debt and capital lease obligations	435	421
Accounts payable	17,172	15,268
Accrued liabilities	7,104	7,563

Total current liabilities	28,883	30,155

Long-term debt and capital lease obligations	32,210	23,802
Redeemable preferred stock, Series A	41,564	38,982
Other postretirement benefits	16,455	16,193
Pension benefit liability	11,156	11,217
Other liabilities	6,971	6,600

Total liabilities	137,239	126,949

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,342 and 13,328 shares, respectively, including treasury shares	13,281	13,243
Preferred stock, Series B	100	100
Additional paid-in capital	103,175	103,070
Retained earnings	9,532	9,368
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(8,272)	(7,559)

Total shareholders’ equity	85,059	85,465

Total liabilities and shareholders’ equity	$222,298	$212,414

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Sales	$86,188	$74,304	$176,934	$146,570
Cost of sales	76,787	67,461	155,725	130,470

Gross margin	9,401	6,843	21,209	16,100

Operating expenses	6,434	5,235	12,543	10,430
Research and development expenses	1,317	1,120	2,657	2,214

Income from operations	1,650	488	6,009	3,456

Interest expense	(2,430)	(2,303)	(4,827)	(4,572)
Other non-operating income (expense), net	216	(1)	236	88

Income (loss) before income taxes	(564)	(1,816)	1,418	(1,028)

Income tax expense (benefit)	(224)	(241)	1,166	211

Net income (loss)	$(340)	$(1,575)	$252	$(1,239)

Weighted average common shares and equivalents outstanding:
Basic	12,300	12,257	12,288	12,239
Diluted	12,300	12,257	12,327	12,239

Earnings (loss) per common share:
Basic earnings (loss) per share	$(0.03)	$(0.13)	$0.02	$(0.10)
Diluted earnings (loss) per share	$(0.03)	$(0.13)	$0.02	$(0.10)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(In thousands)	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income (loss)	$252	$(1,239)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	7,086	7,261
Non-cash interest on Series A Preferred Stock	2,062	1,886
Stock-based compensation	446	608
Loss on sale of fixed assets	29	—
Deferred income tax expense	960	95
Non-cash gain (loss) on hedging transactions	2,696	(2,832)
Change in assets and liabilities:
Trade accounts receivable	(4,190)	(3,202)
Prepaid expenses	(168)	693
Inventories	954	(3,517)
Decrease (increase) in margin accounts	512	(3,877)
Accounts payable and accrued liabilities	(1,274)	(818)
Income tax receivable	(127)	3,577
Other	(202)	(594)

Net cash flow provided by (used in) operating activities	9,036	(1,959)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(6,049)	(3,373)
Acquisition of Carolina Starches, net of cash acquired	(8,347)	—
Other	21	(30)

Net cash used in investing activities	(14,375)	(3,403)

Cash flows from financing activities:
Proceeds from revolving line of credit	23,000	26,500
Payments on revolving line of credit	(14,400)	(20,000)
Payments of long-term debt	(100)	(100)
Payments under capital lease obligation	(118)	(123)
Decrease in cash overdraft	(2,731)	(966)
Other	2	28

Net cash provided by financing activities	5,653	5,339

Increase (decrease) in cash and cash equivalents	314	(23)
Cash and cash equivalents, beginning of period	281	315

Cash and cash equivalents, end of period	$595	$292

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrin for the food manufacturing and food service industries. See Note 12 for financial information regarding the Company’s business segments.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produces from potato, corn and tapioca. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 15.

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 29, 2012 and the condensed consolidated statements of operations and cash flows for the interim periods ended February 29, 2012 and February 28, 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property and equipment, the assessment of a potential impairment of goodwill, income taxes including the determination of a need for a valuation allowance for deferred tax assets, and the determination of fair values of assets and liabilities acquired in purchase transactions. Actual results may differ from previously estimated amounts.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

3—INVENTORIES

The components of inventory are as follows:

	February 29, 2012	August 31, 2011
	(In thousands)
Raw materials	$12,852	$14,799
Work in progress	1,410	1,752
Finished goods	19,124	16,182

Total inventories	$33,386	$32,733

4—PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	February 29, 2012	August 31, 2011
	(In thousands)
Land	$11,348	$10,552
Plant and equipment	334,687	330,273
Construction in progress	11,125	6,375

	357,160	347,200
Accumulated depreciation	(246,026)	(239,828)

Net property, plant and equipment	$111,134	$107,372

5—PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which 200,000 shares are issued and outstanding at February 29, 2012 in two series as shown below.

Shares Issued and Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	100,000
Series B Voting Convertible Preferred Stock	100,000

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. At February 29, 2012, the carrying value of the Series A Preferred Stock liability of $41.6 million includes $7.4 million of accrued dividends, and $1.9 million of discount accretion for the period from the date of issuance to February 29, 2012. The accrued dividends represent the 9% dividends that may be paid currently or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.

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

Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On February 29, 2012, the Company had $30.7 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of February 29, 2012.

Interest rates under the 2010 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At February 29, 2012, the Company’s borrowing rate was 3.27%.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At February 29, 2012, the Company had $1.5 million outstanding related to the IDED loans.

7—INCOME TAXES

The Company’s effective tax rate for the first half of fiscal 2012 was 82%. The differences between the effective tax rates in fiscal 2012 and the U.S. federal statutory tax rate were primarily due to state income taxes and the non-deductible dividends and accretion of discount on the Series A Preferred Stock which are reported as interest expense in the Condensed Consolidated Statements of Operations.

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2011 were 13.3% and (20.5)%, respectively. The differences between the effective tax rates and the U.S. federal statutory rate for the three-and six-month periods ended February 28, 2011 were primarily due to tax benefits associated with the tax credit for small ethanol producers and the research and development activity tax credit for fiscal 2010 which was retroactively reinstated in December 2010. These tax benefits were offset by the tax effect of non-deductible dividends and accretion of discount of on the Company’s Series A Preferred Stock.

At February 29, 2012, the Company had $12.9 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of February 29, 2012. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The federal tax benefits of operating losses incurred in fiscal years prior to 2010 have been carried back to offset previous years’ taxable income. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. The Company has recognized $3.0 million of small ethanol producer tax credits which expire in fiscal 2014. The amount of these credits considered realizable could be reduced and a valuation allowance may be required if estimates of future taxable income during the carryforward period are reduced. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

In the quarter ended February 29, 2012, the amount of unrecognized tax benefits increased by $0.1 million. The total amount of unrecognized tax benefits at February 29, 2012 was $1.4 million, all of which, if recognized, would favorably impact the effective tax rate. At February 29, 2012, the Company had $0.3 million of accrued interest and penalties included in the long-term tax liability.

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. In January 2011, the U.S. Internal Revenue Service (“IRS”) notified the Company that its tax refund of $3.5 million resulting from a carryback of tax losses from fiscal year 2009 to fiscal years 2006 and 2007 was being evaluated to determine whether the refund will be examined or accepted without examination. In March 2012, the Company was notified by the IRS that it had completed its review with no material adjustments. The Company has also been notified by the state of Alabama of an audit. The Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2007.

8—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The components of total comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Net income (loss)	$(340)	$(1,575)	$252	$(1,239)
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	161	(733)	(713)	(2,779)

Total comprehensive income (loss)	$(179)	$(2,308)	$(461)	$(4,018)

The components of accumulated other comprehensive losses are as follows:

	February 29, 2012	August 31, 2011
	(In thousands)
Net unrealized gain on derivatives, net of tax	$18	$731
Postretirement obligations, net of tax	(8,290)	(8,290)

	$(8,272)	$(7,559)

9—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. At the Annual Meeting of Shareholders of the Company held on January 26, 2012, the Company’s shareholders approved the amended Penford Corporation 2006 Long-Term Incentive Plan and the number of shares of the Company’s common stock available for issuance under the 2006 Incentive Plan was increased by 800,000 shares. As of February 29, 2012, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 290,241. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the six months ended February 29, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2011	1,333,885	$14.52
Granted	760,500	5.61
Exercised	—	—
Cancelled	(202,324)	12.44

Outstanding Balance, February 29, 2012	1,892,061	11.16	4.33	$124,700

Options Exercisable at February 29, 2012	1,033,061	$14.84	2.48	$2,800

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.76 as of February 29, 2012 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the six months ended February 29, 2012.

At the time of the acquisition of the business of Carolina Starches,, the Company entered into compensatory stock option agreements with the former owners of Carolina Starches. Pursuant to these agreements, the Company granted options to purchase an aggregate of 82,500 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on January 11, 2012. These options have a term of seven years and, subject to certain conditions, vest ratably over a two year period.

Under the 2006 Incentive Plan, the Company granted 678,000 stock options during the second quarter of fiscal 2012 which vest ratably over three years.

The Company estimated the fair value of stock options granted during the first six months of fiscal 2012 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	68%
Expected life (years)	4.9
Interest rate	0.5-1.1%

Weighted-average fair values	$3.13

As of February 29, 2012, the Company had $2.3 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 29, 2012 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2011	84,232	$14.67
Granted	31,851	5.65
Vested	(54,367)	19.29
Cancelled	—	—

Nonvested at February 29, 2012	61,716	$5.94

On January 26, 2012, each non-employee director received an award of 3,539 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on January 26, 2012. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of February 29, 2012, the Company had $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.9 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three and six months ended February 29, 2012 and February 28, 2011 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Cost of sales	$6	$33	$32	$62
Operating expenses	200	204	403	527
Research and development expenses	2	13	11	19

Total stock-based compensation expense	$208	$250	$446	$608
Income tax benefit	79	95	169	231

Total stock-based compensation expense, net of tax	$129	$155	$277	$377

10 – PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs for the three and six months ended February 29, 2012 and February 28, 2011 are as follows:

Defined benefit pension plans	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Service cost	$380	$404	$760	$808
Interest cost	682	674	1,364	1,348
Expected return on plan assets	(729)	(558)	(1,458)	(1,116)
Amortization of prior service cost	57	57	114	114
Amortization of actuarial losses	193	360	386	720

Net periodic benefit cost	$583	$937	$1,166	$1,874

Post-retirement health care plans	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Service cost	$57	$68	$114	$136
Interest cost	243	243	486	486
Amortization of prior service cost	(38)	(38)	(76)	(76)
Amortization of actuarial losses	—	16	—	32

Net periodic benefit cost	$262	$289	$524	$578

11—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of February 29, 2012 and August 31, 2011:

As of February 29, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(352)	$—	$—	$(352)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $0.7 million at February 29, 2012.

As of August 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(3,153)	$—	$—	$(3,153)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $5.1 million at August 31, 2011.

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

The Company has two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at February 29, 2012 was $1.5 million and the fair value of the debt was estimated to be $1.3 million. See Note 6.

The fair value of the Series A Preferred Stock was determined using the market approach in comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at February 29, 2012 was $41.6 million and the estimated fair value was $46.3 million.

Commodity Contracts

The Company uses forward contracts and readily marketable exchange-traded futures on corn to manage the price risk of corn to its manufacturing process. The Company also uses futures contracts to manage the variability of the cash flows from the forecasted sales of ethanol. The Company has designated these derivative instruments as hedges.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain, net of tax, recorded in other comprehensive income at February 29, 2012 that is expected to be reclassified into income within 12 months is not material.

As of February 29, 2012, Penford had purchased corn positions of 7.0 million bushels, of which 4.2 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 2.8 million bushels.

In September 2011, the Company discontinued hedge accounting treatment for natural gas futures contracts as the hedging relationship no longer met the requirements for hedge accounting. Through August 31, 2011, the gains and losses on natural gas futures contracts were deferred in accumulated other comprehensive income. At the time hedge accounting was discontinued, $0.5 million of pretax losses continued to be deferred in accumulated other comprehensive income for these natural gas futures contracts. These losses are being reclassified to cost of sales during fiscal 2012 as the future forecasted cash flows occur. Gains and losses on natural gas futures contracts since August 31, 2011 have been recognized in cost of sales on the Condensed Consolidated Statement of Operations.

As of February 29, 2012, the Company had the following outstanding futures contracts:

Corn Futures	4,280,000	Bushels
Ethanol Swaps	210,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of February 29, 2012 and August 31, 2011.

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	Feb 29 2012	Aug. 31 2011	Balance Sheet Location	Feb 29 2012	Aug. 31 2011
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures	Other Current Assets	$56	$137	Other Current Assets	$—	$—
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	—	454
Ethanol Futures	Other Current Assets	—	—	Other Current Assets	23	1,289
Fair Value Hedges:
Corn Futures	Other Current Assets	—	—	Other Current Assets	388	1,547

		56	137		411

Derivatives not designated as hedging instruments:
FX Contracts	Other Current Assets	3	—	Other Current Assets	—	—

		$59	$137		$411	$3,290

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and six-month periods ended February 29, 2012 and February 28, 2011.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended		3 Months Ended		3 Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$858	$(3,049)	$(130)	$(2,580)	$132	$11
Natural Gas Futures (1)	—	(315)	(181)	(337)	—	—
Ethanol Futures (1)	(18)	(548)	892	188	—	—

	$840	$(3,912)	$581	$(2,729)	$132	$11

Fair Value Hedges:
Corn Futures (1) (2)					$(21)	$56

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)					$(336)	$—
FX Contracts (2)					9	—
Soybean Oil Futures (1)					12	—

					$(315)	$—

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	6 Months Ended		6 Months Ended		6 Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$(750)	$(6,756)	$1,944	$(2,263)	$(179)	$(171)
Natural Gas Futures (1)	—	(549)	(453)	(1,056)	—	—
Ethanol Futures (1)	1,150	(315)	58	182	—	—

	$400	$(7,620)	$1,549	$(3,137)	$(179)	$(171)

Fair Value Hedges:
Corn Futures (1) (2)					$78	$42

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)					$(1,048)	$—
FX Contracts (2)					9	—
Soybean Oil Futures (1)					12	—

					$(1,027)	$—

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

12—SEGMENT REPORTING

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily paper and packaging products and fuel ethanol. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$37,052	$30,818	$69,438	$60,187
Ethanol	24,232	25,773	56,668	50,334

	61,284	56,591	126,106	110,521
Food Ingredients	24,904	17,713	50,828	36,049

	$86,188	$74,304	$176,934	$146,570

Income (loss) from operations:
Industrial Ingredients	$(985)	$(1,103)	$(242)	$(961)
Food Ingredients	5,247	3,576	11,206	8,385
Corporate and other	(2,612)	(1,985)	(4,955)	(3,968)

	$1,650	$488	$6,009	$3,456

In January 2012, the Company acquired, through purchase or capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. The acquisition of this business provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 15.

The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business. Consolidated assets at February 29, 2012 included $11.7 million of assets related to the acquisition. The sales and marketing functions are being managed by the Industrial Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations.

	February 29, 2012	August 31, 2011
	(In thousands)
Total assets:
Industrial Ingredients	$134,645	$138,412
Food Ingredients	56,431	42,252
Corporate and other	31,222	31,750

	$222,298	$212,414

13—EARNINGS PER SHARE

All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and, therefore, are included in computing earnings per share under the two-class method. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors under the Company’s 2006 Incentive Plan, which contain non-forfeitable rights to dividends at the same rate as common stock, are considered participating securities.

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from operations to income from operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three and six months ended February 29, 2012 and February 28, 2011.

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(In thousands)		(In thousands)
Numerator:
Net income (loss)	$(340)	$(1,575)	$252	$(1,239)
Less: Allocation to participating securities	—	—	(1)	—

Net income (loss) applicable to common shares	$(340)	$(1,575)	$251	$(1,239)

Denominator:
Weighted average common shares outstanding, basic	12,300	12,257	12,288	12,239
Dilutive stock options and awards	—	—	39	—

Weighted average common shares outstanding, diluted	12,300	12,257	12,327	12,239

For the three months ended February 29, 2012, there were 42,115 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 89,780 and 112,316 shares for the three and six months ended February 28, 2011, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,528,779 and 1,414,139 shares of common stock for the three and six months ended February 29, 2012, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,347,421 and 1,312,653 shares of common stock for the three and six months ended February 28, 2011, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

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

14—LEGAL PROCEEDINGS AND CONTINGENCIES

As previously reported, in June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. The Company believes that its products do not infringe upon the patent in suit and has continued its defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Company sold its Australia/New Zealand operations in fiscal 2010. At February 29, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.2 million of cash and $1.0 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments. Penford Australia received the first two installments of $0.5 million each. The remaining escrowed payments of $1.0 million are subject to the buyer’s right to make warranty claims under the sale contract. In July 2011, the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets filed a claim for $787,000 pursuant to the sale agreement. The Company believes that the claim is without merit and has continued to contest the claim. At February 29, 2012, no allowance relating to this $1.0 million receivable has been established.

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

15—CAROLINA STARCHES ACQUISITION

On January 11, 2012, Penford Carolina, LLC, a Delaware limited liability company (“Purchaser”) and a wholly-owned subsidiary of the Company, entered into an Amended and Restated Business Sale and Membership Interest Purchase Agreement (the “Amended and Restated Purchase Agreement”) providing for the purchase of Carolina Starches. Carolina Starches manufactures, markets and sells industrial cationic starches produced from potato, corn and tapioca into the paper and packaging industry. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches.

Pursuant to the terms of the Amended and Restated Purchase Agreement, the Purchaser acquired from each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (collectively, the “Sellers”) 100% of the limited liability interests in Carolina Starches, LLC and entered into asset purchase agreements with two limited liability companies owned by Sellers pursuant to which these companies transferred to Purchaser substantially all of their net assets. The Purchaser also entered into a real property lease agreement and an option to purchase agreement with another limited liability company owned by the Sellers, pursuant to which Purchaser leases a facility from such company with an option to purchase that facility. The acquisition price was $5 million in cash paid to the Sellers and the payment of $3.5 million in bank debt of Carolina Starches, LLC and its related companies. The Company incurred $0.2 million of acquisition costs. The funding of the purchase price of $8.5 million was provided by borrowings under the Company’s credit facility. The results of operations of the acquired limited liability company interests and assets are included in the Company’s consolidated results from January 11, 2012 forward.

The acquisition of Carolina Starches was accounted for as a business combination under the acquisition method. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values as of January 11, 2012, is presented below. Included in property, plant and equipment is $0.7 million of land, land improvements and buildings acquired in this transaction pursuant to a capital lease. Goodwill represents the amount by which the purchase price exceeds the fair value of the net assets acquired and has been allocated to the Food Ingredients segment. It is estimated that all of the goodwill associated with this acquisition is deductible for tax purposes. Pro forma results of operations have not been included as the transaction is not considered a material acquisition and the pro forma impact on revenues and earnings was not significant to the historical periods.

(in thousands)
Property, plant and equipment	$3,947
Working capital	4,190
Other assets	141
Intangible assets	290
Goodwill	116
Non-current liabilities	(184)

Total purchase price	$8,500

16 – SUBSEQUENT EVENT

On April 6, 2012, the Company’s Board of Directors approved the partial redemption of up to $20.1 million of the Company’s Series A Preferred Stock, including accrued dividends. The Company intends to partially redeem Series A Preferred Stock at the original issue price of $400 per share, plus accrued and unpaid dividends to, but excluding, the redemption date, which is expected to occur approximately within the next 30 days. The cost of the partial redemption will be funded by the Company with amounts borrowed under the 2010 Agreement. In connection with this partial redemption, up to approximately $2.3 million of discount accretion is expected to be recorded in the third quarter of fiscal 2012.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for food and industrial applications, including fuel grade ethanol. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper, packaging and food production and as an ingredient in fuel.

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase or lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch products and blends for the paper and packaging industries. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business. Consolidated assets at February 29, 2012 included $11.7 million of assets related to the acquisition.

The sales and marketing functions are being managed by the Industrial Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations in the Condensed Consolidated Financial Statements and this Part I Item 2.

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

Results of Operations

Executive Overview

Consolidated sales for the three months ended February 29, 2012 increased 16.0%, or $11.9 million, to $86.2 million compared with $74.3 million for the three months ended February 28, 2011. Improvements in pricing and product mix in both the Food Ingredients and Industrial Ingredients businesses drove the consolidated sales increase. In January 2012, the Company acquired the net assets and operations of Carolina Starches. Revenue from the date of acquisition to the end of the second quarter attributable to this acquisition was $3.6 million, which was reported in the Industrial Ingredients segment. Excluding revenues from the acquisition, average unit selling prices in the Industrial Ingredients segment improved 6% and volume declined 4%. Higher volume from new business and favorable pricing and product mix contributed about equally to revenue growth in the Food Ingredients business. Consolidated sales for the six months ended February 29, 2012 increased 20.7% to $126.1 million from $110.5 million last year. Revenue growth was driven by the same factors in the second quarter of fiscal 2012, which were improvements in pricing and product mix in both business segments and the addition of $3.6 million in sales from the acquisition of Carolina Starches.

Consolidated income from operations for the quarter ended February 29, 2012 increased $1.2 million to $1.6 million on gross margin expansion, partially offset by higher operating and research and development expenses. Consolidated gross margin as a percent of sales for the second quarter of fiscal 2012 was 10.9% compared with 9.2% in the prior year. Gross margin increased due to improvements in average unit pricing which outpaced higher raw material costs. Consolidated operating expenses increased $1.2 million on higher employee costs and professional fees. Consolidated income from operations for the first half of fiscal 2012 increased $2.6 million to $6.0 million. Gross margin expanded $5.1 million, primarily on higher average unit pricing and favorable product mix. Operating and research and development expenses increased $2.6 million due to higher employee and marketing costs.

Industrial Ingredients

Second quarter fiscal 2012 sales at the Company’s Industrial Ingredients business unit increased $4.7 million, or 8.3% to $61.3 million from $56.6 million during the second quarter of fiscal 2011. This increase was primarily due to the addition of the Carolina Starches revenue of $3.6 million since the acquisition in mid-January 2012. Ethanol sales declined 6% to $24.2 million from $25.8 million. Lower volume and average unit selling price contributed equally to the decrease in sales. Industrial starch sales in the three months ended February 29, 2012 increased 8.4% to $33.4 million from $30.8 million last year on favorable pricing. Sales volume of industrial starch declined 5% compared to the prior year’s second quarter. Sales of the Company’s Liquid Natural Additives products, included in the industrial starch sales amount, grew 25%, driven by a volume increase of 19% and a 6% improvement in average unit pricing.

Industrial Ingredients sales for the first half of fiscal 2012 increased 14.1% to $126.1 million from $110.5 million in fiscal 2011. Sales of industrial potato starch products and blends of $3.6 million related to the acquisition of the Carolina Starches business were included in the year-to-date segment operating results for fiscal 2012. Industrial corn starch sales increased 9% to $65.8 million on higher average unit pricing. Sales volume of industrial starch declined 11% from the first half of fiscal 2011. Sales of specialty starches, included in the industrial starch sales amount, for the six months ended February 29, 2012 rose 33% on volume increases of 23% and favorable pricing of 8%. First half fiscal 2012 ethanol sales expanded 13% to $56.7 million from $50.3 million a year ago on higher average unit selling prices. Sales volumes of ethanol for the first half of fiscal year 2012 were comparable to the prior year.

Industrial Ingredients’ loss from operations for the second quarter of fiscal 2012 was $1.0 million compared with an operating loss of $1.1 million a year ago. Gross margin for the second quarter of fiscal 2012 increased $0.3 million primarily due to lower natural gas costs. Operating and research and development expenses for the second quarter of fiscal 2012 were $0.2 million higher than a year ago due to the acquisition of the Carolina Starches operations.

Industrial Ingredients’ loss from operations for the six months ended February 29, 2012 was $0.2 million compared with an operating loss of $1.0 million a year ago. The decrease in the operating loss was due to a $1.0 million improvement in gross margin. Gross margin expanded due to improvements in ethanol and industrial starch pricing and product mix of $9.1 million and lower energy and other manufacturing costs of $1.0 million, offset by higher raw material costs of $7.9 million and lower volumes of $1.0 million. Operating and research and development expenses increased by $0.2 million in the first half of fiscal 2012 due to the acquisition of the Carolina Starches operations.

Food Ingredients

Fiscal 2012 second quarter sales for the Food Ingredients segment of $24.9 million increased 40.6%, or $7.2 million, over the second quarter of fiscal 2011. Higher sales volume and favorable pricing and product mix contributed about equally to revenue growth. Sales of coating applications rose 31% on both higher volumes and favorable pricing. Sales of non-coating applications expanded 47%, led by sales to the protein and companion pet end markets. These value added end markets contributed over 60% of total revenues and accounted for about 70% of sales growth in the second quarter.

Sales for the six months ended February 29, 2012 increased $14.8 million, or 41%, to $50.8 million from $36.0 million in the prior year. About one-half of the sales increase was due to higher volume with the remaining increase attributable to favorable pricing and product mix. Sales in all end market categories increased with revenues from coating applications up 27%. Non-coating application sales rose 51% and constituted 63% of year-to-date segment sales.

Operating income for the second quarter of fiscal 2012 at the Company’s Food Ingredients segment increased 47% to $5.2 million from $3.6 million in the same period last year due to an improvement in gross margin of $2.2 million, offset by an increase in operating and research and development expenses of $0.6 million. Second quarter gross margin improved 41.6% to $7.6 million from $5.4 million last year primarily on favorable average unit pricing and product mix. Operating and research and development expenses increased due to higher employee costs.

Year-to-date income from operations improved $2.8 million, or 34%, to $11.2 million. Gross margin expanded $4.1 million to $15.8 million primarily on favorable pricing and product mix, offset by higher operating and research and development expenses of $1.3 million. Operating and research and development expenses increased due to higher employee and marketing costs of $1.1 million and $0.2 million in lower expenses a year ago due to the collection of a receivable included in the Company’s reserve for uncollectible accounts.

Corporate operating expenses

Corporate operating expenses for the second quarter and the first half of fiscal 2012 were $2.6 million and $4.9 million, respectively. Increases of $0.6 million and $1.0 million for the three- and six-month periods ended February 29, 2012 over the comparable periods in the prior year were primarily due to higher professional fees and employee costs.

Interest expense

Interest expense for the three- and six-month periods ended February 29, 2012 increased $0.1 million and $0.3 million, respectively, compared with the same periods last year, primarily due to the cumulative effect of unpaid accrued dividends on the Company’s Series A Preferred Stock upon which interest expense is computed. See Note 5 to the Condensed Consolidated Financial Statements and “Financing Activities” below.

Income taxes

The Company’s effective tax rate for the first half of fiscal 2012 was 82%. The differences between the effective tax rates in fiscal 2012 and the U.S. federal statutory tax rate were primarily due to state income taxes and the non-deductible dividends and accretion of discount on the Series A Preferred Stock which are reported as interest expense in the Condensed Consolidated Statements of Operations.

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2011 were 13.3% and (20.5)%, respectively. The differences between the effective tax rates and the U.S. federal statutory rate for the three-and six-month periods ended February 28, 2011 were primarily due to tax benefits associated with the tax credit for small ethanol producers and the research and development activity tax credit for fiscal 2010 which was retroactively reinstated in December 2010. These tax benefits were offset by the tax effect of non-deductible dividends and accretion of discount of on the Company’s Series A Preferred Stock.

At February 29, 2012, the Company had $12.9 million of net deferred tax assets. A valuation allowance has not been provided on the net U.S. deferred tax assets as of February 29, 2012. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The federal tax benefits of operating losses incurred in fiscal years prior to 2010 have been carried back to offset previous years’ taxable income. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets. In addition, dividends on the Series A Preferred Stock, as well as accretion of the related discount, which are included in interest expense in the Condensed Consolidated Statements of Operations, are not deductible for U.S. federal income tax purposes. The Company has recognized $3.0 million of small ethanol producer tax credits which expire in fiscal 2014. The amount of these credits considered realizable could be reduced and a valuation allowance may be required if estimates of future taxable income during the carryforward period are reduced. There can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit.

Operating Activities

Cash provided by operations was $9.0 million for the six months ended February 29, 2012 compared with a use of cash of $2.0 million for the same period last year. The increase in operating cash flow was primarily due to lower working capital requirements.

Investing Activities

Capital expenditures for the first half of fiscal 2012 were $6.0 million. The Company expects total capital expenditures for fiscal 2012 to be approximately $16 million. In January 2012, the Company acquired Carolina Starches for $8.5 million in cash which was financed through borrowing on the Company revolving credit facility. See Note 15 to the Condensed Consolidated Financial Statements.

Financing Activities

In April 2010, the Company issued $40 million of preferred stock and also entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”). See Notes 5 and 6 to the Condensed Consolidated Financial Statements for details of the refinancing and preferred stock issuance.

Under the 2010 Agreement, the Company may borrow up to $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At February 29, 2012, the Company had $30.7 million outstanding under its revolving credit facility, an increase of $8.6 million since August 31, 2011. In January 2012, the Company borrowed $8.5 million on its credit facility to fund the acquisition of Carolina Starches. Pursuant to the 2010 Agreement, there are no scheduled principal payments prior to maturity of the 2010 Agreement on April 7, 2015. As of February 29, 2012, all of the Company’s outstanding bank debt was subject to variable interest rates.

At February 29, 2012, the carrying value of the Series A Preferred Stock liability of $41.6 million includes $7.4 million of accrued dividends and $1.9 million of discount accretion for the period from the date of issuance to February 29, 2012. The accrued dividends represent dividends at the rate of 9% that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.

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

On April 6, 2012, the Company’s Board of Directors approved the partial redemption of up to $20.1 million of the Company’s Series A Preferred Stock, including accrued dividends. The Company intends to partially redeem Series A Preferred Stock at the original issue price of $400 per share, plus accrued and unpaid dividends to, but excluding, the redemption date, which is expected to occur approximately within the next 30 days. The cost of the partial redemption will be funded by the Company with amounts borrowed under the 2010 Agreement. In connection with this partial redemption, up to approximately $2.3 million of discount accretion is expected to be recorded in the third quarter of fiscal 2012.

Contractual Obligations

The Company is a party to various debt and lease agreements at February 29, 2012 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2011.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at February 29, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act
Rule 13a-15(b) as of February 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of February 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 29, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

See Note 14 to the Company’s financial statements for a description of pending cases.

Item 1A:	Risk Factors

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

Item 6:	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three and six months ended February 29, 2012, filed on April 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

April 9, 2012	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three and six months ended February 29, 2012, filed on April 9, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements