Form 10-Q
period 2012-05-31
PENFORD CORP
filed 2012-07-10
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The net number of shares of the Registrant’s common stock outstanding as of July 5, 2012 was 12,361,418.

PENFORD CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 31, 2012	August 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$659	$281
Trade accounts receivable, net	35,439	29,482
Inventories	34,542	32,733
Prepaid expenses	3,857	2,502
Material and supplies	4,022	3,489
Income tax receivable	372	92
Other	4,831	5,498

Total current assets	83,722	74,077
Property, plant and equipment, net	111,155	107,372
Restricted cash value of life insurance	7,909	7,909
Deferred tax assets	7,850	12,695
Other assets	1,326	2,132
Other intangible assets, net	500	332
Goodwill, net	8,013	7,897

Total assets	$220,475	$212,414

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$8,026	$6,903
Current portion of long-term debt and capital lease obligations	443	421
Accounts payable	15,749	15,268
Accrued liabilities	8,853	7,563

Total current liabilities	33,071	30,155
Long-term debt and capital lease obligations	49,598	23,802
Redeemable preferred stock, Series A	25,201	38,982
Other postretirement benefits	16,596	16,193
Pension benefit liability	9,854	11,217
Other liabilities	6,795	6,600

Total liabilities	141,115	126,949
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,342 and 13,328 shares, respectively, including treasury shares	14,281	13,243
Preferred stock, Series B	—	100
Additional paid-in capital	102,716	103,070
Retained earnings	4,080	9,368
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(8,960)	(7,559)

Total shareholders’ equity	79,360	85,465

Total liabilities and shareholders’ equity	$220,475	$212,414

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
(In thousands, except per share data)	2012	2011	2012	2011
Sales	$92,924	$85,233	$269,858	$231,802
Cost of sales	81,470	74,815	237,195	205,285

Gross margin	11,454	10,418	32,663	26,517
Operating expenses	6,340	6,664	18,883	17,093
Research and development expenses	1,541	1,248	4,198	3,462

Income from operations	3,573	2,506	9,582	5,962
Interest expense	(2,335)	(2,380)	(7,162)	(6,953)
Other non-operating income (expense), net	(2,815)	(12)	(2,579)	77

Income (loss) before income taxes	(1,577)	114	(159)	(914)
Income tax expense	3,875	823	5,041	1,034

Net loss	$(5,452)	$(709)	$(5,200)	$(1,948)

Weighted average common shares and equivalents outstanding, basic and diluted	12,300	12,262	12,292	12,247
Loss per common share:
Basic loss per share	$(0.44)	$(0.06)	$(0.42)	$(0.16)
Diluted loss per share	$(0.44)	$(0.06)	$(0.42)	$(0.16)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(5,200)	$(1,948)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	10,718	10,859
Loss on redemption of Series A Preferred Stock	2,777	—
Non-cash interest on Series A Preferred Stock	1,838	2,861
Stock-based compensation	893	858
Loss on sale of fixed assets	29	—
Deferred income tax expense	4,967	929
Non-cash loss (gain) on hedging transactions	3,764	(485)
Other	20	—
Change in assets and liabilities:
Trade accounts receivable	(3,498)	(4,734)
Prepaid expenses	(1,886)	(1,259)
Inventories	(1,270)	(6,692)
Increase in margin accounts	(453)	(1,113)
Accounts payable and accrued liabilities	(1,073)	1,190
Income tax receivable	(389)	3,361
Payment of interest on Series A Preferred Stock, net	(2,191)	—
Other	(1,456)	(4,046)

Net cash flow provided by (used in) operating activities	7,590	(219)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(9,252)	(5,595)
Acquisition of Carolina Starches, net of cash acquired	(8,347)	—
Other	21	(45)

Net cash used in investing activities	(17,578)	(5,640)

Cash flows from financing activities:
Proceeds from revolving line of credit	48,250	31,000
Payments on revolving line of credit	(22,200)	(27,000)
Payments of long-term debt	(150)	(150)
Redemption of Series A preferred stock	(16,500)	—
Payments under capital lease obligation	(184)	(185)
Increase in cash overdraft	1,123	2,068
Other	27	38

Net cash provided by financing activities	10,366	5,771

Increase (decrease) in cash and cash equivalents	378	(88)
Cash and cash equivalents, beginning of period	281	315

Cash and cash equivalents, end of period	$659	$227

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 12 for financial information regarding the Company’s business segments.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produced from potato, corn and tapioca. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 15.

The Company produces certain by-products from its corn starch manufacturing process. The proceeds from the sale of these by-products reduce the cost of corn and, accordingly, are included in cost of goods sold. Sales of by-products that reduced cost of goods sold were $17.5 million and $51.3 million for the three- and nine-month periods ended May 31, 2012, respectively; and $15.8 million and $41.6 million for the three- and nine-month periods ended May 31, 2011, respectively.

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2012 and the condensed consolidated statements of operations and cash flows for the interim periods ended May 31, 2012 and May 31, 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

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

3—INVENTORIES

The components of inventory are as follows:

	May 31, 2012	August 31, 2011
	(In thousands)
Raw materials	$13,280	$14,799
Work in progress	1,309	1,752
Finished goods	19,953	16,182

Total inventories	$34,542	$32,733

4—PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	May 31, 2012	August 31, 2011
	(In thousands)
Land	$11,348	$10,552
Plant and equipment	340,951	330,273
Construction in progress	8,099	6,375

	360,398	347,200
Accumulated depreciation	(249,243)	(239,828)

Net property, plant and equipment	$111,155	$107,372

5—PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which the below shares are issued and outstanding at May 31, 2012.

Shares Issued and Outstanding
Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock, redeemable	58,750
Series B Voting Convertible Preferred Stock	—

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

On April 27, 2012, the Company redeemed $20.0 million of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”). The Company redeemed 41,250 shares at the original issue price of $16.5 million plus accrued dividends of $3.5 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $2.3 million and amortization of issuance costs of $0.5 million as a loss on redemption in other non-operating income (expense).

At May 31, 2012, the remaining carrying value of the Series A Preferred Stock liability of $25.2 million includes $5.0 million of accrued dividends, and $1.3 million of discount accretion for the period from the date of issuance to May 31, 2012. The accrued dividends represent the 9% dividends that may be paid currently or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.

In April 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock.

6—DEBT

On April 7, 2010, the Company entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) with Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.

Under the 2010 Agreement, the Company may borrow $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. On May 31, 2012, the Company had $48.2 million outstanding under the 2010 Agreement, which is subject to variable interest rates. Under the 2010 Agreement, there are no scheduled principal payments prior to maturity on April 7, 2015. The Company’s obligations under the 2010 Agreement are secured by substantially all of the Company’s assets. Pursuant to the 2010 Agreement, the Company may not declare or pay dividends on, or make any other distributions in respect of, its common stock. The Company was in compliance with the covenants in the 2010 Agreement as of May 31, 2012.

Interest rates under the 2010 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2010 Agreement. The Company may choose a borrowing rate of 1-month, 3-month or 6-month LIBOR. Pursuant to the 2010 Agreement, the interest rate margin over LIBOR ranges between 3% and 4%, depending upon the Total Funded Debt Ratio (as defined). At May 31, 2012, the Company’s borrowing rate was 3.99%.

During the first quarter of fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At May 31, 2012, the Company had $1.5 million outstanding related to the IDED loans.

7—INCOME TAXES

For the first nine months of fiscal 2012, the Company recorded $5.0 million of income tax expense on pre-tax loss of $0.2 million. The difference between the recorded tax expense and the expected tax expense of $0.1 million at the U.S. federal statutory tax rate was primarily due to federal and state income taxes on $8.6 million of non-deductible dividends, accretion of discount and amortization of issuance costs on the redemption of the Series A Preferred Stock which are reported as interest expense and other non-operating expense in the Condensed Consolidated Statements of Operations, and the valuation allowance recorded of $1.8 million discussed below. For the third quarter of fiscal 2012, the Company recorded $3.9 million of income tax expense on a pre-tax loss of $1.6 million. The difference between the recorded tax expense and the expected tax benefit was due to federal and state income taxes on $4.6 million of non-deductible dividends, discount accretion and amortization of issuance costs on the redemption of the Series A Preferred Stock included in interest expense and other non-operating expense and the recording of the $1.8 million valuation allowance.

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

At May 31, 2012, the Company had $9.2 million of net deferred tax assets. These net deferred tax assets include federal net operating loss carryforwards expiring in 2030, state net operating loss carryforwards with various expiration dates, alternative minimum tax credit carryforwards with no expiration, research and development tax credit carryforwards expiring 2025 through 2032, small ethanol producer tax credit carryforwards expiring in 2014, and deductible temporary differences relating to on-going differences between book and taxable income. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards.

In the third quarter of fiscal 2012, the Company recorded a $1.8 million valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. As a result of challenging market trends in the third quarter related to the cost of corn and ethanol pricing and the redemptions of the Company’s Series A Preferred Stock discussed in Notes 5 and 16, estimates of future taxable income during the carryforward periods have been revised. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and has recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if these tax credit carryforwards are utilized.

In the quarter ended May 31, 2012, the amount of unrecognized tax benefits decreased by $0.1 million. The total amount of unrecognized tax benefits at May 31, 2012 was $1.3 million, all of which, if recognized, would favorably impact the effective tax rate. At May 31, 2012, the Company had $0.3 million of accrued interest and penalties included in the long-term tax liability.

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. In January 2011, the U.S. Internal Revenue Service (“IRS”) notified the Company that its tax refund of $3.5 million resulting from a carryback of tax losses from fiscal year 2009 to fiscal years 2006 and 2007 was being evaluated to determine whether the refund would be examined or accepted without examination. In March 2012, the Company was notified by the IRS that it had completed its review with no material adjustments. The Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2007.

8—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The components of total comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Net loss	$(5,452)	$(709)	$(5,200)	$(1,948)
Net unrealized gain (loss) on derivative instruments that qualify as cash flow hedges, net of tax	(689)	2,378	(1,401)	(402)

Total comprehensive income (loss)	$(6,141)	$1,669	$(6,601)	$(2,350)

The components of accumulated other comprehensive losses are as follows:

	May 31, 2012	August 31, 2011
	(In thousands)
Net unrealized gain on derivatives, net of tax	$(670)	$731
Postretirement obligations, net of tax	(8,290)	(8,290)

	$(8,960)	$(7,559)

9—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. At the Annual Meeting of Shareholders of the Company held on January 26, 2012, the Company’s shareholders approved the amended Penford Corporation 2006 Long-Term Incentive Plan and the number of shares of the Company’s common stock available for issuance under the 2006 Incentive Plan was increased by 800,000 shares. As of May 31, 2012, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 293,616. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the nine months ended May 31, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2011	1,333,885	$14.52
Granted	760,500	5.61
Exercised	—	—
Cancelled	(208,445)	12.49

Outstanding Balance, May 31, 2012	1,885,940	11.15	4.09	$1,930,500

Options Exercisable at May 31, 2012	1,030,940	$14.86	2.24	$92,400

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.98 as of May 31, 2012 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the nine months ended May 31, 2012.

At the time of the acquisition of the business of Carolina Starches, the Company entered into compensatory stock option agreements with the former owners of Carolina Starches. Pursuant to these agreements, the Company granted options to purchase an aggregate of 82,500 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on January 11, 2012. These options have a term of seven years and, subject to certain conditions, vest ratably over a two year period.

Under the 2006 Incentive Plan, the Company granted 678,000 stock options during the second quarter of fiscal 2012 which vest ratably over three years.

The Company estimated the fair value of stock options granted during the first nine months of fiscal 2012 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	68%
Expected life (years)	4.9
Interest rate	0.5-1.1%
Weighted-average fair values	$3.13

As of May 31, 2012, the Company had $1.9 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the nine months ended May 31, 2012 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2011	84,232	$14.67
Granted	31,851	5.65
Vested	(54,367)	19.29
Cancelled	—	—

Nonvested at May 31, 2012	61,716	$5.94

On January 26, 2012, each non-employee director received an award of 3,539 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on January 26, 2012. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of May 31, 2012, the Company had $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.7 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for the three and nine months ended May 31, 2012 and 2011 and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
Cost of sales	$2	$30	$34	$92
Operating expenses	443	204	846	739
Research and development expenses	2	8	13	27

Total stock-based compensation expense	$447	$242	$893	$858
Income tax benefit	170	92	339	326

Total stock-based compensation expense, net of tax	$277	$150	$554	$532

10 – PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs for the three and nine months ended May 31, 2012 and 2011 are as follows:

Defined benefit pension plans

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$380	$404	$1,140	$1,213
Interest cost	682	674	2,046	2,022
Expected return on plan assets	(729)	(558)	(2,187)	(1,676)
Amortization of prior service cost	57	57	171	171
Amortization of actuarial losses	193	360	579	1,081

Net periodic benefit cost	$583	$937	$1,749	$2,811

Post-retirement health care plans

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$57	$68	$171	$204
Interest cost	243	243	729	729
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	—	16	—	49

Net periodic benefit cost	$262	$289	$786	$868

11—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of May 31, 2012 and August 31, 2011:

As of May 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(29)	$—	$—	$(29)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $0.2 million at May 31, 2012.

As of August 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(3,153)	$—	$—	$(3,153)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $5.1 million at August 31, 2011.

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•

Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market data by correlation or other means.

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

The Company has two non-interest bearing loans from the State of Iowa totaling $2.0 million. The carrying value of the debt at May 31, 2012 was $1.5 million and the fair value of the debt was estimated to be $1.3 million. See Note 6. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input is the discount rate which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

The Company uses Level 2 inputs to determine the fair value of the Series A Preferred Stock. The fair value of the Series A Preferred Stock was determined using observable inputs for similar liabilities, including the stated dividend rate, the minimum dividend rate payable quarterly, and the remaining time to the contractual required redemption. The discount rate was determined by comparing yields on similar debt securities. The discount on the Series A Preferred Stock is being amortized into income using the effective interest method over the contractual life of seven years. The carrying value of the Series A Preferred Stock at May 31, 2012 was $25.2 million and the estimated fair value was $28.9 million.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in other comprehensive income at May 31, 2012 that is expected to be reclassified into income within 12 months is $0.7 million.

As of May 31, 2012, Penford had purchased corn positions of 5.6 million bushels, of which 3.6 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 2.0 million bushels.

In September 2011, the Company discontinued hedge accounting treatment for natural gas futures contracts as the hedging relationship no longer met the requirements for hedge accounting. Through August 31, 2011, the gains and losses on natural gas futures contracts were deferred in accumulated other comprehensive income. At the time hedge accounting was discontinued, $0.5 million of pretax losses continued to be deferred in accumulated other comprehensive income for these natural gas futures contracts. These losses are being reclassified to cost of sales during fiscal 2012 as the future forecasted cash flows occur. Gains and losses on natural gas futures contracts since August 31, 2011 have been recognized in cost of sales in the Condensed Consolidated Statement of Operations.

As of May 31, 2012, the Company had the following outstanding futures contracts:

Corn Futures	3,600,000 Bushels
Ethanol Futures	210,000 Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of May 31, 2012 and August 31, 2011.

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	May 31 2012	Aug. 31 2011	Balance Sheet Location	May 31 2012	Aug. 31 2011
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures	Other Current Assets	$—	$137	Other Current Assets	$486	$—
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	—	454
Ethanol Futures	Other Current Assets	15	—	Other Current Assets	—	1,289
Fair Value Hedges:
Corn Futures	Other Current Assets	442	—	Other Current Assets	—	1,547

		$457	$137		$486	$3,290

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and nine-month periods ended May 31, 2012 and 2011.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended May 31		3 Months Ended May 31		3 Months Ended May 31
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures (1)	$(1,075)	$(601)	$91	$(3,862)	$(138)	$60
Natural Gas Futures (1)	—	415	(37)	(249)	—	—
Ethanol Futures (1)	—	(596)	(18)	(506)	—	—

	$(1,075)	$(782)	$36	$(4,617)	$(138)	$60

Fair Value Hedges:
Corn Futures (1) (2)					$(21)	$(6)

Derivatives not designated as hedging instruments:
Natural Gas Futures (1)					$(34)	$—
FX Contracts					(3)	—
Soybean Oil Futures					—
Soybean Meal Futures					(14)	—

					$(51)	$—

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	9 Months Ended May 31		9 Months Ended May 31		9 Months Ended May 31
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures (1)	$(1,825)	$(7,358)	$2,035	$(6,125)	$(317)	$85
Natural Gas Futures (1)	(41)	(135)	(531)	(1,305)	—	—
Ethanol Futures (1)	1,150	(910)	39	(323)	—	—

	$(716)	$(8,403)	$1,543	$(7,753)	$(317)	$85

Fair Value Hedges:
Corn Futures (1) (2)					$89	$(229)

Derivatives not designated as hedging instruments:
Natural Gas Futures (1)					$(1,082)	$—
FX Contracts					6	—
Soybean Oil Futures					12
Soybean Meal Futures					(14)	—

					$(1,078)	$—

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$43,633	$33,535	$113,071	$93,721
Ethanol	23,118	28,061	79,786	78,395

	66,751	61,596	192,857	172,116
Food Ingredients	26,173	23,637	77,001	59,686

	$92,924	$85,233	$269,858	$231,802

Income (loss) from operations:
Industrial Ingredients	$75	$(734)	$(161)	$(1,695)
Food Ingredients	5,362	5,517	16,563	13,902
Corporate and other	(1,864)	(2,277)	(6,820)	(6,245)

	$3,573	$2,506	$9,582	$5,962

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

The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business. Consolidated assets at May 31, 2012 included $10.5 million of assets related to the acquisition. The sales and marketing functions are being managed by the Industrial Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations. Included in the Industrial Ingredients revenues are $5.3 million and $9.0 million for the three- and nine-month periods ended May 31, 2012, respectively, related to the acquisition of Carolina Starches.

	May 31,	August 31,
	2012	2011
	(In thousands)
Total assets:
Industrial Ingredients	$134,840	$138,412
Food Ingredients	58,558	42,252
Corporate and other	27,077	31,750

	$220,475	$212,414

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

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from operations to income from operations applicable to common shares and the computation of diluted weighted average shares outstanding for the three and nine months ended May 31, 2012 and 2011.

	Three months ended		Nine months ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Numerator:
Net loss	$(5,452)	$(709)	$(5,200)	$(1,948)
Less: Allocation to participating securities	—	—	—	—

Net loss applicable to common shares	$(5,452)	$(709)	$(5,200)	$(1,948)

Denominator:
Weighted average common shares outstanding, basic	12,300	12,262	12,292	12,247
Dilutive stock options and awards	—	—	—	—

Weighted average common shares outstanding, diluted	12,300	12,262	12,292	12,247

For the three and nine months ended May 31, 2012, there were 61,716 and 56,008 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average restricted stock awards of 84,232 and 102,852 shares for the three and nine months ended May 31, 2011, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,887,592 and 1,579,673 shares of common stock for the three and nine months ended May 31, 2012, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,343,455 and 1,321,822 shares of common stock for the three and nine months ended May 31, 2011, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

14—LEGAL PROCEEDINGS AND CONTINGENCIES

As previously reported, in June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. (“Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon Plaintiff’s patents. The Company believes that its products do not infringe upon any of Plaintiff’s patents and has continued its defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Company sold its Australia/New Zealand operations in fiscal 2010. At May 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.2 million of cash and $1.0 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments. Penford Australia has received approximately $1.2 million of the escrowed payments to date. The remaining escrowed payments of approximately $787,000 are subject to warranty claims made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets. The Company believes that the claims are without merit and is contesting them. At May 31, 2012, no allowance relating to this $787,000 receivable has been established.

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

15—CAROLINA STARCHES ACQUISITION

On January 11, 2012, Penford Carolina, LLC, a Delaware limited liability company (“Purchaser”) and a wholly-owned subsidiary of the Company, entered into an Amended and Restated Business Sale and Membership Interest Purchase Agreement (the “Amended and Restated Purchase Agreement”) providing for the purchase of Carolina Starches. Penford Carolina, LLC manufactures, markets and sells industrial cationic starches produced from potato, corn and tapioca into the paper and packaging industry. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches.

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

The acquisition of Carolina Starches was accounted for as a business combination under the acquisition method. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values as of January 11, 2012, is presented below. Included in property, plant and equipment is $0.7 million of land, land improvements and buildings acquired in this transaction pursuant to a capital lease. Goodwill represents the amount by which the purchase price exceeded the fair value of the net assets acquired and has been allocated to the Food Ingredients segment. It is estimated that all of the goodwill associated with this acquisition is deductible for tax purposes. Pro forma results of operations have not been included as the transaction is not considered a material acquisition and the pro forma impact on revenues and earnings was not significant to the historical periods.

(in thousands)
Property, plant and equipment	$3,947
Working capital	4,190
Other assets	141
Intangible assets	290
Goodwill	116
Non-current liabilities	(184)

Total purchase price	$8,500

16 – SUBSEQUENT EVENT

Bank Debt

On July 9, 2012, in connection with the redemption of preferred stock discussed below, the Company refinanced its bank debt. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement (the “2012 Agreement”) among the Company; Penford Products Co. and a syndicate of banks.

The 2012 Agreement replaced the Company’s previous $60 million secured revolving credit facility. Under the 2012 Agreement, the Company may borrow $130 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions.

The maturity date for the revolving loans under the 2012 Agreement is July 9, 2017. Interest rates under the 2012 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR ranges between 2% and 4%, depending upon the Total Leverage Ratio.

The 2012 Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2012 Agreement) shall not exceed 3.75 through November 30, 2012; 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures would be restricted to $15 million beginning in fiscal 2013 if the Total Leverago Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

Preferred Stock

On July 9, 2012, the Company redeemed the remaining outstanding 58,750 shares of 15% Series A Preferred Stock at the original issue price of $23.5 million plus accrued dividends of $5.4 million. The redemption was funded with available balances under the Company’s 2012 Agreement. In connection with the redemption, the Company will record non-cash charges in the fourth quarter of fiscal 2012 for the accelerated discount accretion of $3.2 million and amortization of issuance costs of $0.6 million.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase or lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch products and blends for the paper and packaging industries. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business. Consolidated assets at May 31, 2012 included $10.5 million of assets related to the acquisition.

The sales and marketing functions of the acquired operations are being managed by the Industrial Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations in the Condensed Consolidated Financial Statements and this Part I Item 2.

At the end of April 2012, the Company redeemed $20.0 million of its outstanding Series A 15% Cumulative Non-voting Non-Convertible Preferred Stock (“Series A Preferred Stock”). The redemption amount included 41,250 shares of preferred stock at the original issue price of $16.5 million plus accrued dividends of $3.5 million. The redemption was funded with available balances on the Company’s existing revolving credit facility.

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

Results of Operations

Executive Overview

Quarters ended May 31, 2012 and 2011

•	Consolidated sales increased 9% to $92.9 million from $85.2 million.

•	Sales growth was driven by volume increases in both Industrial and Food Ingredients businesses and sales contributed by the Carolina Starches operations acquisition.

•	Consolidated gross margin as a percent of sales was comparable to a year ago at 12%. Gross margin was higher by $1.0 million.

•

Company redeemed $16.5 million of the Series A Preferred Stock plus $3.5 million of accrued dividends. In connection with the redemption, the Company recorded $2.3 million of discount accretion and $0.5 million of issuance cost amortization as a loss on the redemption in other non-operating income (expense).

•

Income tax expense was $3.9 million on a pre-tax loss of $1.6 million, reflecting non-deductible preferred stock dividends, discount accretion and issuance cost amortization, and a $1.8 million tax valuation allowance.

•	The holder of 100,000 shares of Series B preferred stock converted the preferred shares into 1,000,000 shares of the Company’s common stock.

Nine months ended May 31, 2012 and 2011

•	Consolidated sales increased 16% to $269.9 million from $231.8 million.

•

Sales growth driven by volume increases in the Food Ingredients business and improvements in pricing and product mix in both businesses. The acquisition of the Carolina Starches operations expanded year-to-date sales by $9.0 million.

•	Consolidated gross margin expanded by $6.1 million and income from operations improved by $3.6 million.

Industrial Ingredients

Third quarter fiscal 2012 sales at the Company’s Industrial Ingredients business unit increased $5.2 million, or 8.4% to $66.8 million from $61.6 million during the third quarter of fiscal 2011. This increase was primarily due to revenue of $5.3 million from the acquisition of the Carolina Starches business. Ethanol sales declined $4.9 million, or 17.6%, to $23.1 million from $28.1 million on lower average unit selling prices. Industrial corn starch sales in the three months ended May 31, 2012 increased $4.8 million, or 14.3%, to $38.3 million from $33.5 million last year. Approximately 60% of this increase is attributable to higher volume and the remaining increase due to favorable pricing and product mix. Sales of the Company’s bio-products, included in the industrial corn starch sales amount, grew 22%, driven by a volume increase of 14% and a 7% improvement in average unit pricing and product mix.

Industrial Ingredients sales for the nine months ended May 31, 2012 increased $20.7 million, or 12.1%, to $192.9 million from $172.1 million for the same period in fiscal 2011. Sales of industrial potato starch products and blends of $9.0 million related to the acquisition of the Carolina Starches business in mid-January 2012 were included in the year-to-date segment operating results for fiscal 2012. Industrial corn starch sales expanded $10.4 million, or 11%, to $104.1 million on higher average unit pricing of 16%. Sales volume of industrial corn starch declined 5% from the first nine months of fiscal 2011. Sales of bio-products, included in the industrial corn starch sales amount, for the nine months ended May 31, 2012 rose 29% on volume increases of 20% and favorable pricing and product mix of 8%. Year-to-date fiscal 2012 ethanol sales increased 2% to $79.8 million from $78.4 million a year ago on higher average unit selling prices. Year-to-date fiscal 2012 ethanol sales volume was comparable to the same period in the prior year.

Industrial Ingredients’ income from operations for the third quarter of fiscal 2012 was $0.1 million compared with an operating loss of $0.7 million a year ago. Gross margin for the third quarter of fiscal 2012 increased $0.6 million due to lower net corn costs of $1.3 million and lower manufacturing costs of $0.4 million, partially offset by lower ethanol pricing. Operating and research and development expenses for the third quarter of fiscal 2012 were $0.2 million lower than a year ago due to higher expenses of $0.6 million a year ago to increase the accounts receivable reserve, partially offset by higher fiscal 2012 expenses due to the acquisition of the Carolina Starches operations.

Industrial Ingredients’ loss from operations for the nine months ended May 31, 2012 was $0.2 million compared with an operating loss of $1.7 million a year ago. The decrease in the operating loss was primarily due to a $1.6 million improvement in gross margin. Gross margin expanded due to higher corn starch and ethanol pricing of $6.3 million and lower energy and other manufacturing costs of $1.5 million, offset by lower corn starch volume of $0.8 million, and an increase in corn and chemical costs of $5.4 million. Operating and research and development expenses increased by $0.1 million in the first nine months of fiscal 2012 due to higher spending on product development and expenses of the Carolina Starches operations acquired in the second quarter, partially offset by lower charges to the accounts receivable reserve of $0.6 million.

Food Ingredients

Fiscal 2012 third quarter sales for the Food Ingredients segment of $26.2 million increased 10.7%, or $2.5 million, over the third quarter of fiscal 2011. Higher volume contributed about 75% of the revenue growth with the remaining increase attributable to favorable pricing and product mix. Sales of coating applications rose 12% on favorable pricing. Sales of non-coating applications expanded 10%, led by sales to the protein and bakery/gluten free end markets. Sales of non-coating value-added applications contributed over 60% of total segment revenues and accounted for about 60% of sales growth in the third quarter.

Sales for the nine months ended May 31, 2012 increased $17.3 million, or 29%, to $77.0 million from $59.7 million in the prior year. Approximately 60% of the sales increase was due to higher volume with the remaining increase attributable to favorable pricing and product mix. Sales in all end market categories increased with revenues from coating applications up 21%. Non-coating application sales rose 34% and constituted over 60% of year-to-date segment sales.

Operating income for the third quarter of fiscal 2012 at the Company’s Food Ingredients segment declined 3% to $5.3 million from $5.5 million in the same period last year due to an increase in operating and research and development expenses of $0.6 million, partially offset by an improvement in gross margin of $0.4 million. Third quarter gross margin improved 5.3% to $8.2 million from $7.8 million last year primarily on favorable average unit pricing and product mix. Operating and research and development expenses increased due to higher employee costs.

Year-to-date income from operations improved $2.7 million, or 19%, to $16.6 million. Gross margin expanded $4.5 million to $24.1 million primarily on favorable pricing and product mix. Operating and research and development expenses increased $1.9 million due to higher employee and marketing costs of $1.7 million and $0.2 million in lower expenses a year ago due to the collection of a receivable included in the Company’s reserve for uncollectible accounts.

Corporate operating expenses

Corporate operating expenses for the third quarter of fiscal 2012 decreased $0.4 million to $1.8 million from $2.2 million in the third quarter last year due to a reduction in employee costs. For the nine months ended May 31, 2012, corporate operating expenses increased $0.6 million to $6.7 million from $6.1 million in the prior year due to higher professional fees, offset by lower employee costs.

Non-operating income

In the third quarter of fiscal 2012, the Company recorded $2.3 million of discount accretion and amortization of issuance costs of $0.5 million in connection with the Series A Preferred Stock redemption.

Interest expense

At the end of April 2012, the Company redeemed $20.0 million of its outstanding Series A 15% Cumulative Preferred Stock. The redemption amount included 41,250 shares of preferred stock at the original issue price of $16.5 million plus accrued dividends of $3.5 million. The redemption was funded with available balances on the Company’s existing revolving credit facility.

Interest expense for the third quarter of fiscal 2012 was comparable to the last year’s third quarter at $2.3 million. Lower preferred stock dividends due to the redemption in April 2012 were offset by higher interest expense on $20 million of funds borrowed on the revolving credit facility. Interest expense for the nine-month period ended May 31, 2012 increased $0.2 million compared with the same period last year, primarily due to the cumulative effect of unpaid accrued dividends on the Company’s Series A Preferred Stock upon which interest expense is computed, offset by lower interest rates in May 2012 on the $20 million of bank borrowings for the preferred stock redemption. See Note 5 to the Condensed Consolidated Financial Statements and “Financing Activities” below.

Income taxes

For the first nine months of fiscal 2012, the Company recorded $5.0 million of income tax expense on pre-tax loss of $0.2 million. The difference between the recorded tax expense and the expected tax expense of $0.1 million at the U.S. federal statutory tax rate was primarily due to federal and state income taxes on $8.6 million of non-deductible dividends, accretion of discount and amortization of issuance costs on the redemption of the Series A Preferred Stock which are reported as interest expense and other non-operating expense in the Condensed Consolidated Statements of Operations, and the valuation allowance recorded of $1.8 million discussed below. For the third quarter of fiscal 2012, the Company recorded $3.9 million of income tax expense on a pre-tax loss of $1.6 million. The difference between the recorded tax expense and the expected tax benefit was due to federal and state income taxes on $4.6 million of non-deductible dividends, discount accretion and amortization of issuance costs on the redemption of the Series A Preferred Stock included in interest expense and other non-operating expense and the recording of the $1.8 million valuation allowance.

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

At May 31, 2012, the Company had $9.2 million of net deferred tax assets. These net deferred tax assets include federal net operating loss carryforwards expiring in 2030, state net operating loss carryforwards with various expiration dates, alternative minimum tax credit carryforwards with no expiration, research and development tax credit carryforwards expiring 2025 through 2032, small ethanol producer tax credit carryforwards expiring in 2014, and deductible temporary differences relating to on-going differences between book and taxable income. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards.

In the third quarter of fiscal 2012, the Company recorded a $1.8 million valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. As a result of challenging market trends in the third quarter related to the cost of corn and ethanol pricing and the redemptions of the Company’s Series A Preferred Stock discussed in Notes 5 and 16, estimates of future taxable income during the carryforward periods have been revised. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and has recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if these tax credit carryforwards are utilized.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit.

Operating Activities

Cash provided by operations was $7.6 million for the nine months ended May 31, 2012 compared with a use of cash of $0.2 million for the same period last year. The increase in operating cash flow was primarily due to lower working capital requirements.

Investing Activities

Capital expenditures for the first nine months of fiscal 2012 were $9.3 million. The Company expects total capital expenditures for fiscal 2012 to be approximately $12-$15 million. In January 2012, the Company acquired Carolina Starches for $8.5 million in cash which was financed through borrowing on the Company revolving credit facility. See Note 15 to the Condensed Consolidated Financial Statements.

Financing Activities

Pursuant to its existing credit facility, the Company may borrow up to $60 million under a revolving line of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. At May 31, 2012, the Company had $48.2 million outstanding under its revolving credit facility, an increase of $26.1 million since August 31, 2011. There are no scheduled principal payments prior to maturity of the credit facility on April 7, 2015. As of May 31, 2012, all of the Company’s outstanding bank debt was subject to variable interest rates.

In January 2012, the Company borrowed $8.5 million on its credit facility to fund the acquisition of Carolina Starches. See Note 15 to the Condensed Consolidated Financial Statements. On April 27, 2012, the Company redeemed $20.0 million of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”). The Company redeemed 41,250 shares at the original issue price of $16.5 million plus accrued dividends of $3.5 million. The redemption was funded with available balances on the Company’s existing revolving credit facility. Approximately $2.3 million of discount accretion associated with this redemption was reported in the third quarter as non-operating income (expense) in the Condensed Consolidated Statements of Operations.

At May 31, 2012, the carrying value of the Series A Preferred Stock liability of $25.2 million includes $5.0 million of accrued dividends and $1.3 million of accumulated discount accretion. The accrued dividends represent dividends at the rate of 9% that may be paid or accrued at the option of the Company. Dividends on the Series A Preferred Stock and the discount accretion are recorded as interest expense in the Condensed Consolidated Statements of Operations.

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

On July 9, 2012 the Company completed the redemption of the 15% Series A Preferred Stock for $28.9 million which included $5.4 million of accrued dividends. Also on July 9, 2012, the Company entered into a new credit agreement which expanded the Company’s revolving credit facility from $60 million to $130 million. See Note 16 to the Condensed Consolidated Financial Statements.

Contractual Obligations

The Company is a party to various debt and lease agreements at May 31, 2012 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2011, except for a change in the cash payments for dividends on preferred stock and the redemption of the shares.

On April 27, 2012, the Company redeemed $20.0 million of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”). The Company redeemed 41,250 shares at the original issue price of $16.5 million plus accrued dividends of $3.5 million. As of May 31, 2012, the contractual commitments in connection with the Series A Preferred Stock were as follows (in thousands):

	2012	2013-2014	2015-2016	2017 & After	Total
Dividends on preferred stock (1)	$427	$3,779	$4,516	$21,877	$30,599
Redemption of preferred stock (2)	—	—	—	23,500	23,500

(1)

Payments for dividends on the Series A Preferred Stock represent the 6% dividends due and payable in cash each quarter until redemption. The 9% dividends which may be paid in cash or accrued each quarter until redemption are assumed to be accrued and paid at redemption. Redemption is assumed to occur on April 7, 2017.

(2)	Redemption of the Series A Preferred Stock is assumed to occur on April 7, 2017.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at May 31, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The requirements of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. See the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 for a description of critical accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of May 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of May 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6: Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three and nine months ended May 31, 2012, filed on July 10, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

July 10, 2012	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer