Form 10-K/A
period 2011-08-31
PENFORD CORP
filed 2012-07-19
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-11488

Penford Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1221360
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7094 S. Revere Parkway	80112-3932
Centennial, Colorado	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (303) 649-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [  ]  No  [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [  ]  No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]  No  [X]

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

EXPLANATORY NOTE

Penford Corporation (also referred to as “Penford” or the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Form 10-K for the fiscal year ended August 31, 2011 (“Form 10-K”), originally filed with the Securities and Exchange Commission on November 10, 2011 solely for the purpose of revising the Report of Independent Registered Public Accounting Firm KPMG LLP that appeared in Item 8 of Part II of the Form 10-K. The Company is also updating the Exhibit Index referenced in Item 15 of Part IV. The Company has filed as exhibits with this Amendment No. 1 currently dated consents of its independent registered public accounting firms and certifications of its principal executive and financial officers.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8 of Part II, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. No other information or disclosures in the Form 10-K including the Company’s financial statements and the footnotes thereto, have been amended or updated by this Amendment No. 1.

Item 8: Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2011	2010
(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$281	$315
Trade accounts receivable, net	29,482	26,749
Inventories	32,733	19,849
Prepaid expenses	5,991	5,237
Income tax receivable	92	3,678
Other	5,498	5,287

Total current assets	74,077	61,115

Property, plant and equipment, net	107,372	111,930
Restricted cash value of life insurance	7,909	7,951
Deferred tax assets	12,695	16,493
Other assets	2,132	2,615
Other intangible assets, net	332	407
Goodwill, net	7,897	7,897

Total assets	$212,414	$208,408

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$6,903	$4,385
Current portion of long-term debt and capital lease obligations	421	429
Accounts payable	15,268	14,650
Accrued liabilities	7,563	6,536

Total current liabilities	30,155	26,000

Long-term debt and capital lease obligations	23,802	21,038
Redeemable preferred stock, Series A (Note 7)	38,982	34,104
Other postretirement benefits	16,193	16,891
Pension benefit liability	11,217	20,597
Other liabilities	6,600	6,206

Total liabilities	126,949	124,836

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 13,328 shares in 2011 and 29,000 shares, issued 13,354 in 2010, including treasury shares	13,243	13,190
Preferred stock, Series B (Note 5)	100	100
Additional paid-in capital	103,070	102,303
Retained earnings	9,368	14,586
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(7,559)	(13,850)

Total shareholders’ equity	85,465	83,572

Total liabilities and shareholders’ equity	$212,414	$208,408

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Sales	$315,441	$254,274	$255,556
Cost of sales	281,606	230,820	243,265

Gross margin	33,835	23,454	12,291

Operating expenses	24,618	23,943	23,501
Research and development expenses	4,772	4,371	4,348
Flood related costs, net of insurance proceeds	-	-	(9,109)

Income (loss) from operations	4,445	(4,860)	(6,449)

Interest expense	9,364	7,550	5,557
Other non-operating income (expense), net	115	(1,921)	1,915

Loss from continuing operations before income taxes	(4,804)	(14,331)	(10,091)

Income tax (benefit)	313	(4,702)	(3,446)

Loss from continuing operations	(5,117)	(9,629)	(6,645)
Income (loss) from discontinued operations, net of tax	-	16,312	(58,142)

Net income (loss)	$(5,117)	$6,683	$(64,787)

Weighted average common shares and equivalents outstanding, basic and diluted	12,250,914	11,600,885	11,170,493

Earnings (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.42)	$(0.84)	$(0.59)
Basic and diluted earnings (loss) per share from discontinued operations	-	1.41	(5.21)

Basic and diluted earnings (loss) per share	$(0.42)	$0.57	$(5.80)

Dividends declared per common share	$-	$-	$0.12

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$(5,117)	$6,683	$(64,787)

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $2,826, $530 and $(1,255)	(4,611)	(864)	2,047
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $3,630, $1,555 and $(1,837)	5,924	2,537	(2,998)
Foreign currency translation adjustments	-	930	(7,635)
Gain from foreign currency translation reclassified into earnings	-	(13,420)	-
Actuarial gain (loss) on postretirement liabilities, net of tax benefit (expense) of $(2,450), $780 and $5,441	3,997	(1,272)	(8,879)
Loss from postretirement liabilities reclassified to earnings, net of tax benefit of $601, $645 and $119	981	1,053	194

Other comprehensive income (loss)	6,291	(11,036)	(17,271)

Total comprehensive income (loss)	$1,174	$(4,353)	$(82,058)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(5,117)	$6,683	$(64,787)
Less: Net income (loss) from discontinued operations	$—	$16,312	$(58,142)

Net loss from continuing operations	$(5,117)	$(9,629)	$(6,645)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in ) operations:
Depreciation and amortization	14,415	14,791	14,455
Stock-based compensation	1,117	1,611	2,656
Loss (gain) on sale and disposal of assets	6	(2)	(1,554)
Deferred income tax expense (benefit)	142	(4,578)	—
Loss (gain) on derivative transactions	(1,620)	(3,134)	3,457
Foreign currency transaction gain	—	(419)	(127)
Loss on early extinguishment of debt	—	1,049	—
Accrued interest on preferred stock (Series A)	3,859	1,452	—
Change in operating assets and liabilities:
Trade accounts receivable	(2,769)	5,250	(20,111)
Inventories	(11,264)	1,405	4,760
Decrease (increase) in margin accounts	1,975	(502)	2,299
Prepaid expenses	(754)	(383)	(1,429)
Accounts payable and accrued liabilities	1,637	(598)	(15,987)
Income tax receivable	3,557	(138)	4,222
Insurance recovery receivable	—	—	8,000
Other	(2,269)	3,893	(5,176)

Net cash flow provided by (used in) operating activities – continuing operations	2,915	10,068	(11,180)

Investing activities:
Acquisitions of property, plant and equipment, net	(8,295)	(5,980)	(5,379)
Proceeds from sale of dextrose product line	—	—	2,857
Net proceeds received from sale of discontinued operations and other	42	20,712	725

Net cash provided by (used in) investing activities – continuing operations	(8,253)	14,732	(1,797)

Financing activities:
Proceeds from revolving line of credit	38,550	30,700	55,931
Payments on revolving line of credit	(35,350)	(58,033)	(24,500)
Proceeds from issuance of long-term debt	—	2,000	—
Payments on long-term debt	(200)	(45,992)	(7,750)
Proceeds from issuance of preferred stock	—	40,000	—
Issuance costs of preferred stock	—	(1,995)	—
Payments on capital lease obligations	(253)	(245)	(263)
Payment of loan fees	—	(1,227)	(1,574)
Increase (decrease) in cash overdraft	2,518	4,385	(1,301)
Payment of dividends	—	—	(2,026)
Other	39	19	—

Net cash provided by (used in) financing activities – continuing operations	5,304	(30,388)	18,517

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities	—	6,329	(1,713)
Net cash used in investing activities	—	(2,848)	(290)
Net cash (used in) provided by financing activities	—	(3,399)	2,044
Effect of exchange rate changes on cash and cash equivalents	—	(353)	59

Net cash (used in) provided by discontinued operations	—	(271)	100

Increase (decrease) in cash and cash equivalents	(34)	(5,859)	5,640

Cash and cash equivalents of continuing operations , beginning of year	315	5,540	—
Cash balance of discontinued operations, beginning of year	—	634	534

Cash and cash equivalents, end of year	315	315	6,174
Less: cash balance of discontinued operations, end of year	—	—	634

Cash and cash equivalents of continuing operations, end of year	$281	$315	$5,540

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$3,815	$4,939	$3,596
Income taxes refunded, net	$(3,373)	$(172)	$(10,300)

Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$10	$34	$—

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2011	2010	2009
	(Dollars in thousands)
Common stock
Balance, beginning of year	$13,190	$13,157	$13,127
Issuance of restricted stock, net	53	33	30

Balance, end of year	13,243	13,190	13,157

Preferred stock
Balance, beginning of year	100	—	—
Issuance of preferred stock, Series B	—	100	—

Balance, end of year	100	100	—

Additional paid-in capital
Balance, beginning of year	102,303	93,829	91,443
Tax deficiency on stock option and awards	(297)	(321)	(256)
Stock based compensation	1,117	1,586	2,672
Issuance of restricted stock, net	(53)	(33)	(30)
Issuance of preferred stock	—	7,242	—

Balance, end of year	103,070	102,303	93,829

Retained earnings
Balance, beginning of year	14,586	7,944	74,092
Net income (loss)	(5,117)	6,683	(64,787)
Dividends declared	—	—	(1,352)
Other	(101)	(41)	(9)

Balance, end of year	9,368	14,586	7,944

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(13,850)	(2,814)	14,457
Change in fair value of derivatives, net of tax	(11,464)	(864)	2,047
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	12,777	2,537	(2,998)
Foreign currency translation adjustments	—	930	(7,635)
Gain from foreign currency translation reclassified into earnings	—	(13,420)	—
Net (increase) decrease in postretirement liabilities, net of tax	4,978	(219)	(8,685)

Balance, end of year	(7,559)	(13,850)	(2,814)

Total shareholders’ equity	$85,465	$83,572	$79,359

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

Note 3 – Property and equipment

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

Note 4 – Goodwill and other intangible assets

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

Note 8 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses are as follows:

	August 31,
	2011	2010
	(Dollars in thousands)
Net unrealized loss on derivatives, net of tax	$731	$(582)
Postretirement obligations, net of tax	(8,290)	(13,268)

	$(7,559)	$(13,850)

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

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2011	2010
Projected benefit obligation	$47,545	$48,875
Accumulated benefit obligation	$46,113	$46,142
Fair value of plan assets	$36,328	$28,278

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$1,617	$1,608	$1,420	$272	$353	$259
Interest cost	2,696	2,633	2,581	972	1,077	913
Expected return on plan assets	(2,234)	(2,022)	(2,428)	—	—	—
Amortization of prior service cost	228	244	253	(152)	(152)	(152)
Amortization of actuarial loss	1,441	1,312	211	65	294	-

Benefit cost	$3,748	$3,775	$2,037	$1,157	$1,572	$1,020

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to calculate net periodic expense:
Discount rate	5.64%	5.98%	6.92%	5.64%	5.98%	6.92%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	5.87%	5.64%	5.98%	5.87%	5.64%	5.98%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

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

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2011	$199	$(162)
Effect on postretirement accumulated benefit obligation as of August 31, 2011	$2,315	$(1,945)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target Allocation	August 31,
		2011	2010
U.S. equities	55%	56%	56%
International equities	15%	16%	16%
Fixed income investments	25%	26%	26%
Real estate	5%	2%	2%

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

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Presented below are the fair values of the Company’s derivatives as of August 31, 2011 and 2010:

As of August 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(3,153)	$-	$-	$(3,153)

(1) On the consolidated balance sheets, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $5.1 million at August 31, 2011.

As of August 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(2,789)	$-	$-	$(2,789)

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

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	Year Ended August 31		Year Ended August 31		Year Ended August 31
	2011	2010	2011	2010	2011	2010
Cash Flow Hedges:
Corn Futures (1)	$(4,949)	$384	$(7,418)	$349	$(162)	$(194)
Natural Gas Futures (1)	(579)	(3,170)	(1,332)	(2,168)	(85)	-
Ethanol Futures (1)	(1,909)	(590)	(804)	(493)	-	-
Interest Rate Contracts(2)(4)	-	(395)	-	(662)	-	(1,562)
FX Contracts (1)	-	-	-	(26)	-	-

	$(7,437)	$(3,771)	$(9,554)	$(3,000)	$(247)	$(1,756)

Fair Value Hedges:
Corn Futures (1) (3)					$28	$85

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Penford Corporation:

We have audited the accompanying consolidated balance sheets of Penford Corporation and subsidiaries (the Company) as of August 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and shareholders’ equity for the years then ended. We also have audited Penford Corporation’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penford Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

(3) Exhibits

See index to Exhibits on page 43.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of July 2012.

PENFORD CORPORATION

/s/ Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

INDEX TO EXHIBITS

Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002