Form 10-K
period 2012-08-31
PENFORD CORP
filed 2012-11-08
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 29, 2012, the last business day of the Registrant’s second quarter of fiscal 2012, was approximately $62.4 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2012 was 12,351,939.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2012 FORM 10-K ANNUAL REPORT

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

In January 2012, the Company acquired, through purchase and capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. The acquisition of this business provides an important source of raw material to support continued growth in the Company’s Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 19. The Company’s consolidated assets at August 31, 2012 included $11.3 million of assets related to this acquisition.

The Carolina Starches net assets and results of operations since acquisition have been integrated into the Company’s existing business segments, which are described below. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business which has experience, expertise and technologies related to the manufacture of potato starch products. Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the Carolina Starches sales and marketing functions are being managed by the Company’s Industrial Ingredients business. Therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations. Included in the Industrial Ingredients revenues are $14.7 million for fiscal 2012 related to the acquisition of Carolina Starches.

In fiscal 2010, the Company completed the sale of the assets of its Australia/New Zealand Operations. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations. See Note 18 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

Penford operates in two business segments, Industrial Ingredients and Food Ingredients. Each of the Company’s businesses utilizes the Company’s carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. Financial information about Penford’s segments and geographic areas is included in Note 20 to the Consolidated Financial Statements. Additional information on Penford’s two business segments follows:

•

Industrial Ingredients, which in fiscal years 2012, 2011 and 2010 generated approximately 72%, 74% and 72%, respectively, of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Industrial Ingredients also produces food grade corn starch for sale by the Company’s Food Ingredients business. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients.

The Industrial Ingredients business produces certain by-products from its corn wet milling operations in Cedar Rapids, Iowa. These by-products include corn gluten feed and corn gluten meal, which are sold to various market participants for use in animal feed, and corn germ, which is sold to a producer of corn oil. The sales proceeds reduce the cost of sales. See Note 2 to the Consolidated Financial Statements.

The Company’s Industrial Ingredients segment also produces and sells fuel grade ethanol from its facility in Cedar Rapids, Iowa. Ethanol production gives the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities. Sales of ethanol in fiscal years 2012, 2011 and 2010 were 39%, 45% and 37%, respectively, of this segment’s reported revenue.

•

Food Ingredients, which in fiscal years 2012, 2011 and 2010 generated approximately 28%, 26% and 28%, respectively, of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. This business’s expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food ingredients starch products are used to reduce fat levels, modify texture, and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and bakery products. These starch products are also used as moisture binders and in companion pet products, such as dog treats and chews.

Raw Materials

Corn:    Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices consistent with those available in the major U.S. grain markets.

Potato Starch:    The Company’s facilities in Idaho Falls, Idaho; Richland, Washington; Plover, Wisconsin; Berwick, Pennsylvania and North Charleston, South Carolina use starch recovered as by-products from potato processors as the primary raw material to manufacture modified potato starches. The Company enters into contracts typically having durations of one to three years with potato processors in the United States and Canada to acquire potato-based raw materials. The Company acquired additional sources of raw potato starch with the acquisition of Carolina Starches.

Chemicals:    The primary chemicals used in the manufacturing processes are readily available commodity chemicals. The prices for these chemicals are subject to price fluctuations due to market conditions.

Natural Gas:    The primary energy source for most of Penford’s plants is natural gas. Penford contracts its natural gas supply with regional suppliers, generally under short-term supply agreements, and, at times, uses futures contracts to hedge the price of natural gas.

Corn, chemicals and natural gas are not currently subject to availability constraints; however, demand for these items can significantly affect the prices. Penford's current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases over 50% of the recovered potato starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.

Over half of the Company’s manufacturing costs consist of the costs of corn, potato starch, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in costs may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and, at times, natural gas purchases with futures and options contracts and enters into short-term supply agreements for other production requirements.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers' research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $5.8 million, $4.8 million and $4.4 million for fiscal years 2012, 2011 and 2010, respectively.

Patents, Trademarks and Trade Names

Penford owns a number of patents, trademarks and trade names. The Company has more than 30 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry, and animal nutrition. Penford’s issued patents expire at various times between 2013 and 2027. The annual cost to maintain all of the Company’s patents is not significant. Most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names and trademarks for food ingredient applications include PenFibe®, PenTechTM, PenPureTM, PenNovo®, PenBind®, PenCling® and PenPlus®.

Quarterly Fluctuations

Penford's revenues and operating results vary from quarter to quarter. Sales volumes of the Food Ingredients products used in french fry coatings are generally lower during Penford’s second fiscal quarter due to decreased consumption of french fries during the post-holiday season. The cost of natural gas in North America is generally higher in the winter months than the summer months.

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

Permits are required by the various environmental agencies that regulate the Company’s operations. Penford believes that it has obtained all necessary material environmental permits required for its operations. Penford believes that its operations are in compliance with applicable environmental laws and regulations in all material aspects of its business. Penford estimates that annual compliance costs, excluding operational costs for emission control devices, wastewater treatment or disposal fees, are approximately $1.2 million.

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

During fiscal 2012, compliance with environmental regulations did not have a material impact on the Company’s operations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2013.

Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 28%, 34% and 27% of the Company’s net sales for fiscal years 2012, 2011 and 2010, respectively. Eco-Energy, Inc., a marketer and distributor of biofuels in the United States and Canada, is a customer of the Company’s Industrial Ingredients business.

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

Employees

At August 31, 2012, Penford had 396 employees, of which approximately 38% were members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2015.

Sales and Distribution

Sales are generated using a combination of direct sales and distributor agreements. In many cases, Penford supports its sales efforts with technical and advisory assistance to customers. Penford generally ships its products upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Since Penford’s customers are generally other manufacturers and processors, most of the Company’s products are distributed via rail or truck to customer facilities.

Export Sales

Export sales from Penford’s businesses in the U.S. accounted for approximately 9% of total sales in fiscal years 2012, 2011 and 2010. See Note 20 to the Consolidated Financial Statements for sales by country to which the product was shipped.

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

In addition, the Company makes available, through the Investor Center section of its Internet site, the Company’s Code of Business Conduct and Ethics and the written charters of its Board of Directors’ Audit, Governance and Executive Compensation and Development Committees.

Executive Officers of the Registrant

Name	Age	Title
Thomas D. Malkoski	56	President and Chief Executive Officer
Steven O. Cordier	56	Senior Vice President, Chief Financial Officer and Assistant Secretary
Michael J. Friesema	55	Vice President – Corporate Development
Timothy M. Kortemeyer	46	Vice President; President, Industrial Ingredients
Wallace H. Kunerth	64	Vice President and Chief Science Officer
Christopher L. Lawlor	62	Vice President – Human Resources, General Counsel and Secretary
John R. Randall	68	Vice President; President, Food Ingredients

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

Mr. Friesema joined Penford in September 2010 as Director – Business Development and was promoted to Vice President – Corporate Development in August 2012. He came to Penford from Corn Products International, Inc. (now Ingredion Incorporated), a manufacturer of starch and sweetener ingredients, where he most recently served as General Manager, Africa and Senior Director, Engineering, Asia-Africa Division. Prior to that, he was Chief Operating Officer and President – Food Ingredients for zuChem, Inc., a producer of unique sugars for use in the food, specialty and fine chemical markets.

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

Dr. Kunerth has served as Penford’s Vice President and Chief Science Officer since 2000. From 1997 to 2000, he served in food applications research management positions in the Consumer and Nutrition Sector at Monsanto Company, a provider of hydrocolloids, high intensity sweeteners, agricultural products and integrated solutions for industrial, food and agricultural customers. Before Monsanto, he was the Vice President of Technology at Penford's food ingredients business from 1990 to 1997.

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

In fiscal 2012, approximately 50% of Penford’s manufacturing costs were the costs of corn, potato starch and other agricultural raw materials. Weather conditions, plantings, government programs, policies and mandates and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, potato starch and other agricultural raw materials due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 8% and 10%, respectively, of the cost of manufacturing the Company’s products in fiscal 2012. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the Food Ingredients business. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 28%, 34% and 27% of the Company’s net sales for fiscal years 2012, 2011 and 2010, respectively. Eco-Energy, Inc. is a marketer and distributor of biofuels in the United States and Canada. Sales to the top ten customers represented 62%, 65% and 65% of net sales for fiscal years 2012, 2011 and 2010, respectively. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

In addition, the Company’s revolving credit facility requires it to comply with specific financial ratios and tests, under which it is required to achieve specific financial and operating results. Events beyond the Company’s control may affect its ability to comply with these provisions. A breach of any of these covenants would result in a default under the Company’s revolving credit facility. In the event of any default that is not cured or waived, the Company’s lenders could elect to declare all amounts borrowed under the revolving credit facility, together with accrued interest thereon, due and payable. If any of the Company’s debt is accelerated, there is no assurance that the Company would have sufficient assets to repay that debt or that it would be able to refinance that debt on commercially reasonable terms or at all.

Changes in interest rates may affect Penford’s profitability.

As of August 31, 2012, approximately $82.6 million of its outstanding debt was subject to variable interest rates which move in direct relation to the London InterBank Offered Rate (“LIBOR”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

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

The future funding obligations for the Company’s two U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The pension plans hold a significant amount of equity and fixed income securities. When the values of these securities decline, pension expense can increase and materially affect the Company’s results. Decreases in interest rates that are not offset by contributions and asset returns could also increase the Company’s obligations under such plans. The Company is legally required to make contributions to the pension plans in the future, and those contributions could be material. The Company expects to contribute $1.1 million to its pension plans during fiscal 2013.

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

As a result of the current economic downturn and macro-economic challenges currently affecting the economy of the United States and other parts of the world, the businesses of some of the Company’s customers may not be successful in generating sufficient revenues. Customers may choose to delay or postpone purchases from the Company until the economy and their businesses strengthen. The Company’s Industrial Ingredients business is dependent upon end markets for paper and ethanol in North America. Paper markets have been under competitive pressure from substitutable electronic alternatives and may be further stressed by the continuing economic downturn. Ethanol markets have been under pressure from declining demand and rising corn prices driven by the drought in the United States in the summer of 2012. Decisions by current or future customers to forego or defer purchases and/or customers’ inability to pay the Company for its products may adversely affect the Company’s earnings and cash flow.

The use and demand for ethanol and its supply may be affected by changes in federal and state legislation and regulation. Changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on the Company’s business.

Various federal and state laws, regulations and programs have affected the supply of ethanol and its use in fuel. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use and/or supply of ethanol. Of particular note, the Renewable Fuel Standard (“RFS”) currently requires an increasing amount of renewable fuels to be used in the United States. However, the United States Environmental Protection Agency (“EPA”) is currently considering various requests for waivers from compliance with the volume requirements of the RFS. If such waivers are granted, demand for the Company’s ethanol may decrease and this may have a material effect on the Company’s results.

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

As of August 31, 2012, approximately 38% of the Company’s 396 employees were members of a trade union. Although the Company’s relations with the relevant union are stable and the Company’s labor contract does not expire until August 2015, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In fiscal 2012, the stock price ranged from a low of $4.78 on November 30, 2011 to a high of $9.94 on May 11, 2012. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Penford’s facilities as of August 31, 2012 are as follows:

	Bldg. Area (Approx. Sq. Ft.)		Land Area (Acres)	Owned/ Leased	Function of Facility
Centennial, Colorado	25,200		—	Leased	Corporate headquarters and research laboratories
Cedar Rapids, Iowa	759,000	*	29	Owned	Manufacture of corn starch products and research laboratories
Idaho Falls, Idaho	30,000		4	Owned	Manufacture of potato starch products
Richland, Washington	—		4.4	—	Manufacture of potato and tapioca starch products
(owned and leased)
Building 1	45,000		—	Owned
Building 2	9,600		—	Leased
Plover, Wisconsin (two facilities, one of which is located on leased land)
Facility 1	45,000		9.5	Owned	Manufacture of potato starch products
Facility 2	15,000		3.3	Owned (leased land)	Manufacture of potato starch products
Berwick, Pennsylvania	31,200		2.1	Leased	Manufacture of potato starch products
	20,000		—	Leased	Office and warehouse
North Charleston, South Carolina	21,700		5.0	Owned	Office and manufacture of potato starch products

*	Approximately 119,150 square feet are subject to a long-term lease to the purchaser of the Company’s former dextrose business

Penford’s production facilities are strategically located near sources of raw materials. The Company believes that its facilities are maintained in good condition and that the capacities of its plants are sufficient to meet current production requirements. The Company invests in expansion, improvement and maintenance of property, plant and equipment as required.

Item 3: Legal Proceedings

In June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. (“Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. Penford Products commenced a vigorous defense at that time. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon Plaintiff’s patents. The Company believes that its products do not infringe upon any of Plaintiff’s patents and has continued its defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Company sold its Australia/New Zealand operations in fiscal 2010. At August 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments. Penford Australia has received approximately $1.225 million of the escrowed payments to date. The remaining escrowed payments of approximately $775,000 are subject to warranty claims made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets. In August 2012, the purchaser submitted a statement to an agreed-upon arbitrator in which it indicated that its total claim was approximately $901,000, including certain taxes. The Company believes that the purchaser’s claims are without merit and is contesting them. At August 31, 2012, no allowance relating to the claim has been established.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matters identified in the preceding two paragraphs, management is unable to provide additional information regarding any possible loss because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol "PENX." On November 5, 2012, there were 365 shareholders of record. The high and low sales prices of Penford's common stock during the last two fiscal years are set forth below.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
Quarter Ended November 30	$6.00	$4.78	$7.95	$4.50
Quarter Ended February 28	$6.00	$4.85	$7.27	$5.50
Quarter Ended May 31	$9.94	$5.30	$6.35	$5.22
Quarter Ended August 31	$9.14	$7.00	$6.49	$5.04

Dividends

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2012, the Company was not permitted to pay dividends. See Note 7 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2007 to August 31, 2012) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100—$200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2007 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company's performance as reflected in the graph is not indicative of the Company's future performance.

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2007

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING AUGUST 31, 2012

	2007	2008	2009	2010	2011	2012
PENFORD CORPORATION	100.00	47.58	18.69	14.22	15.96	21.22
NASDAQ MARKET INDEX (U.S.)	100.00	84.89	76.01	82.87	99.09	116.78
NASDAQ MARKET CAP ($100-200M)	100.00	77.49	53.44	47.59	47.42	41.43

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

Item 6: Selected Financial Data

The following table sets forth certain selected financial information for the five fiscal years as of and for the period ended August 31, 2012. The amounts have been restated to reflect the reclassification of discontinued operations and should be read in conjunction with the Consolidated Financial Statements and the notes to these statements included in Item 8.

	Year Ended August 31,
	2012 (5)	2011	2010 (3)	2009 (2)	2008 (1)
	(Dollars in thousands, except share and per share data)
Operating Data:
Sales	$361,363	$315,441	$254,274	$255,556	$239,581
Cost of sales	$317,453	$281,606	$230,820	$243,265	$194,993
Gross margin percentage	12.2%	10.7%	9.2%	4.8%	18.6%
Loss from continuing operations	$(9,566)	$(5,117)	$(9,629)	$(6,645)	$(10,808	)(1)
Income (loss) from discontinued operations	$—	$—	$16,312	$(58,142)	$(1,892)

Net income (loss)	$(9,566)	$(5,117)	$6,683	$(64,787)	$(12,700)
Diluted loss per share from continuing operations	$(0.78)	$(0.42)	$(0.84)	$(0.59)	$(1.02)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$1.41	$(5.21)	$(0.18)

Diluted earnings (loss) per share	$(0.78)	$(0.42)	$0.57	$(5.80)	$(1.20)
Dividends declared per common share	$—	$—	$—	$0.12	$0.24
Average common shares and equivalents – assuming dilution	12,293,749	12,250,914	11,600,885	11,170,493	10,565,432
Balance Sheet Data (as of August 31):
Total assets	$236,179	$212,414	$208,408	$258,245	$320,433
Capital expenditures	14,467	8,295	5,980	5,379	38,505
Long-term debt (4)	84,004	23,802	21,038	71,141	59,860
Total debt	84,462	24,223	21,467	92,382	67,889
Redeemable preferred stock, Series A (4)	—	38,982	34,104	—	—
Shareholders’ equity	68,850	85,465	83,572	79,359	160,362

(1)	Income (loss) from continuing operations included (i) a pre-tax charge of $1.4 million related to the settlement of litigation and (ii) pre-tax costs, net of insurance recoveries, of $27.6 million related to the severe flooding in Cedar Rapids, Iowa which suspended production at the Company’s plant for most of the fourth quarter of fiscal 2008.

(2)	Income (loss) from continuing operations included (i) a pre-tax gain of $1.6 million on the sale of assets related to the Company’s dextrose product line and (ii) net insurance recoveries of $9.1 million related to the flooding in Cedar Rapids, Iowa. Income (loss) from discontinued operations included a non-cash asset impairment charge of $33.0 million related to the property, plant and equipment of the Australia/New Zealand Operations, (ii) a $13.8 million non-cash goodwill impairment charge, and (iii) a pre-tax gain of $0.7 million related to the sale of land in New Zealand.
(3)	Income (loss) from continuing operations included (i) a pre-tax charge of approximately $1.0 million related to unamortized transaction fees associated with the Company’s prior credit facility when the Company refinanced its bank debt and (ii) a loss of approximately $1.6 million related to the termination of the Company’s interest rate swap agreements. Income (loss) from discontinued operations included the reclassification of $13.8 million of currency translation gains from other comprehensive income to earnings following the liquidation of most of the remaining net assets of the Australia/New Zealand Operations.
(4)	In fiscal 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt. During fiscal 2012, the Company redeemed all of the Series A Preferred Stock with funds borrowed on the Company’s revolving line of credit. The amount redeemed was $40.0 million plus accrued dividends of $8.9 million. See Notes 6 and 7 to the Consolidated Financial Statements.
(5)	Income from continuing operations included (i) accelerated discount accretion of $5.5 million and (ii) amortization of issuance costs of $1.1 million, both related to the early redemption of the Series A Preferred Stock and recorded in other non-operating income (expense). See Note 15 to the Consolidated Financial Statements. The results of operations for Carolina Starches are included since the acquisition on January 11, 2012. See Note 19 to the Consolidated Financial Statements.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 20 to Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase and lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch products and blends for the paper and packaging industries. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at August 31, 2012 included $11.3 million of assets related to the acquisition.

Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the Carolina Starches sales and marketing functions of the acquired operations are being managed by the Industrial Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations in the Consolidated Financial Statements. Sales of $14.7 million related to the acquired Carolina Starches businesses were included in the Industrial Ingredients results of operations.

In 2012, the Company redeemed 100,000 shares of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”) at the original issue price of $40 million plus accrued dividends of $8.9 million. See Note 6 to the Consolidated Financial Statements. The redemptions were funded with available balances on the Company’s revolving credit facility.

In July 2012, in connection with Series A Preferred Stock redemption, the Company refinanced its bank debt. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement which increased the Company’s borrowing capacity and extended the maturity date for the revolving line of credit to July 9, 2017. See Note 7 to the Consolidated Financial Statements.

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments.

Results of Operations

Executive Overview – Consolidated Results of Operations

•	Consolidated sales increased 14.6% to $361.4 million from $315.4 million.

•

Sales growth was driven by volume increases in the Food Ingredients business, pricing improvements in both the Food Ingredients and Industrial Ingredients businesses and sales contributed by the acquisition of Carolina Starches in January 2012.

•

Consolidated gross margin as a percent of sales improved to 12.2% from 10.7% last year. Gross margin was higher by $10.1 million primarily on favorable average pricing and product mix in both ingredients businesses.

•

In fiscal 2012, the Company redeemed $40 million of its Series A Preferred Stock plus $8.9 million of accrued dividends. In connection with the redemption, the Company recorded $5.5 million of discount accretion and $1.1 million of issuance cost amortization as a loss on the redemption in other non-operating income (expense) due to the early redemption of the Series A Preferred Stock.

•

Interest expense for fiscal 2012 decreased $0.7 million from the prior year primarily due to the redemptions of the Series A Preferred Stock in April 2012 ($16.5 million) and July 2012 ($23.5 million) which were funded by the Company’s revolving line of credit. The interest rates on the bank debt are based on LIBOR or the bank’s prime rate plus a margin. The dividend rate on the Series A Preferred Stock was 15%.

•

The Company recorded $4.8 million of tax expense on a pretax loss of $4.8 million. The effective tax rate for fiscal 2012 varied from the U.S. federal statutory rate of 35% primarily due to a $1.8 million valuation allowance related to carryforwards of tax incentives for the production of ethanol and by $13.0 million of dividends, discount accretion and amortization of issuance costs on the Series A Preferred Stock which are included in the consolidated results of operations for financial reporting purposes but are not deductible in the computation of taxable income.

•	The holder of 100,000 shares of Series B Preferred Stock converted the preferred shares into 1,000,000 shares of the Company’s common stock.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Industrial Ingredients

	Year Ended August 31,
	2012	2011
	(Dollars in thousands)
Sales – industrial starch	$156,945	$127,471
Sales – ethanol	101,874	105,730

Total sales	$258,819	$233,201
Gross margin	$11,744	$7,523
Loss from operations	$(928)	$(4,718)

Industrial Ingredients fiscal 2012 sales of $258.8 million grew $25.6 million, or 11%, over fiscal 2011. Sales of industrial starch products of $14.7 million related to the acquisition of the Carolina Starches business in mid-January 2012 were included in the Industrial Ingredients operating results for fiscal 2012. Industrial corn starch sales of $142.3 million increased 12% primarily on a higher pass through of corn costs to customers, with volume comparable to fiscal 2011. Sales of bioproducts, included in the industrial starch sales amount, improved 22% in fiscal 2012, driven by volume increases of 16% and favorable pricing and product mix of 6%. Fiscal 2012 sales of ethanol constituted 39% of industrial sales in fiscal 2012 compared to 45% in fiscal 2011. A decrease in pricing per gallon and lower volume contributed equally to the revenue decline of 4%.

Gross margin improved $4.2 million to $11.7 million in fiscal 2012 from $7.5 million a year ago. Margins improved due to the addition of $0.5 million of margin from the acquired businesses of Carolina Starches since acquisition in January 2012, favorable starch pricing of $5.8 million and lower natural gas costs of $2.4 million offset by higher net corn costs of $2.4 million, lower volume of $0.4 million, higher chemical costs of $0.8 million, and higher manufacturing costs of $0.9 million.

The loss from operations for fiscal 2012 improved $3.8 million to $0.9 million from a loss of $4.7 million last year, primarily due to the increase in gross margin. Operating expenses of $9.6 million in fiscal 2012, which included $0.8 million from the acquired business of Carolina Starches, were comparable to the prior year. Higher research and development expenses of $0.4 million were due to increased activity in bioproducts development.

Food Ingredients

	Year Ended August 31,
	2012	2011
	(Dollars in thousands)
Sales	$102,544	$82,240
Gross margin	$32,165	$26,311
Income from operations	$21,591	$18,037

Sales of $102.5 million for the year ended August 31, 2012, increased 24.7%, or $20.3 million, on volume growth of 16% and favorable product mix and pricing of 8%. Sales of non-coating applications expanded 29%, with revenues from gluten-free applications and pet chews and treats growing at double-digit rates. Sales of coating applications expanded 18% on higher volume of 10% and an 8% improvement in product mix and pricing.

Gross margin improved $5.9 million in fiscal 2012 over the prior year. Increased volume contributed $1.1 million with the remaining increase due to favorable pricing and product mix. Income from operations grew $3.6 million on the increase in gross margin, partially offset by higher operating and research and development expenses. Operating expenses increased $1.6 million to $7.8 million on higher employee costs and professional fees and $0.9 million of costs from the acquired operations of Carolina Starches. Higher research and development expenses of $0.7 million are due to additional personnel in fiscal 2012 and higher legal costs.

Corporate Operating Expenses

Corporate operating expenses increased to $10.6 million in fiscal 2012 from $8.9 million a year ago due to increases in employee costs and legal, accounting and auditing costs incurred in connection with the acquisition of Carolina Starches and a registration statement.

Fiscal 2011 Compared to Fiscal 2010

Industrial Ingredients

	Year Ended August 31,
	2011	2010
	(Dollars in thousands)
Sales – industrial starch	$127,471	$115,681
Sales – ethanol	105,730	68,335

Total sales	$233,201	$184,016
Gross margin	$7,523	$461
Loss from operations	$(4,718)	$(11,512)

Industrial Ingredients fiscal 2011 sales of $233.2 million grew $49.2 million, or 26.7%, from fiscal 2010. Industrial starch sales of $127.5 million increased 10.2% primarily on a higher pass through of corn costs to customers, offset by a 7% decrease in volume. Sales of the Company’s bioproducts, included in the industrial starch sales amount, improved 19% driven by a volume increase of 14% and higher average unit pricing of 4%. During fiscal 2011, the Industrial Ingredients business continued to shift more of its manufacturing mix to the production of ethanol. Sales of ethanol constituted 45% of industrial sales in fiscal 2011 compared to 37% in fiscal 2010. Revenue expanded 55% to $105.7 million as pricing per gallon improved 44% and volume increased 8%.

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

Non-Operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Loss on redemption of Series A Preferred Stock	$(6,599)	$—	$—
Loss on extinguishment of debt	—	$—	(1,049)
Loss on interest rate swap termination	—	—	(1,562)
Gain on foreign currency transactions	—	—	419
Other	413	115	271

	$(6,186)	$115	$(1,921)

In 2012, the Company redeemed 100,000 shares of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”) at the original issue price of $40 million plus accrued dividends of $8.9 million. See Note 6 to the Consolidated Financial Statements. As a result of the early redemptions, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on redemption in other non-operating income (expense).

In 2010, the Company refinanced its bank debt. See Note 7 to the Consolidated Financial Statements. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.

Interest expense

Interest expense was $8.6 million, $9.4 million and $7.5 million in fiscal years 2012, 2011 and 2010, respectively. Interest expense for fiscal years 2012 and 2011 increased over fiscal 2010 primarily due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt. Interest expense for fiscal 2012 decreased $0.7 million from the prior year primarily due to the redemptions of the Series A Preferred Stock in April 2012 ($16.5 million) and July 2012 ($23.5 million) which were funded by the Company’s revolving line of credit. The accretion of the discount on the Series A Preferred Stock and the amortization of issuance costs, which are included in interest expense, were $1.0 million, $1.2 million and $0.5 million for the years ended August 31, 2012, 2011 and 2010, respectively. See Notes 6 and 7 to the Consolidated Financial Statements.

Income taxes

In fiscal 2012, the Company recorded $4.8 million of tax expense on a pretax loss of $4.8 million. The effective tax rate for fiscal 2012 differs from the U.S. federal statutory rate due to $13.0 million of non-deductible expenses related to the Company’s Series A Preferred Stock ($5.4 million of dividends, $6.3 million of discount amortization and $1.3 million of amortization of issuance costs) and a $1.8 million valuation allowance. In fiscal 2012, the Company recorded a valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if these tax credit carryforwards are utilized. See Note 16 to the Consolidated Financial Statements.

At August 31, 2012, the Company had $13.3 million of net deferred tax assets. A valuation allowance has not been provided on the remaining net U.S. deferred tax assets as of August 31, 2012. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. Over half of the net deferred tax assets relate to net operating loss carryforwards which expire in 2030. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. There can be no assurance that management’s current plans will be achieved or that an additional valuation allowance will not be required in the future.

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

The effective tax rate for fiscal 2010 of 33% is lower than the U.S. federal statutory rate of 35% primarily due to tax incentives for the production of ethanol of $1.0 million, offset by the effect of state taxes and $2.9 million of dividends and discount accretion on the preferred stock as described above.

Discontinued Operations

In fiscal 2010, the Company sold the operating assets of its Australia/New Zealand Operations. The financial results of the Australia/New Zealand Operations for fiscal 2010 have been classified as discontinued operations in the Consolidated Financial Statements. Australian administrative expenses of $0.1 million for each of the years ended August 31, 2012 and 2011 were included in income from continuing operations. The net assets of the Australia/New Zealand Operations as of August 31, 2012 have been reported as assets and liabilities of the continuing operations in the Consolidated Balance Sheets.

At August 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. See Note 22 for claims related to the collection of this receivable.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires on July 9, 2017. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2013.

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Net cash flow provided by operating activities	$2,765	$2,915	$10,068
Net cash provided by (used in) investing activities	(22,418)	(8,253)	14,732
Net cash provided by (used in) financing activities	19,526	5,304	(30,388)
Net cash used in discontinued operations	—	—	(271)

Net decrease in cash	$(127)	$(34)	$(5,859)

Operating Activities

At August 31, 2012, Penford had working capital of $55.8 million, and $82.6 million outstanding under its $130 million revolving credit facility. Cash flow generated from operations of $2.8 million in fiscal year 2012 was comparable to operating cash flow in the prior year.

The decline in operating cash flow between fiscal 2010 and fiscal 2011 was primarily due to working capital requirements. Working capital used $9.9 million of cash during the year ended August 31, 2011 compared to cash contributed by working capital of $8.9 million during fiscal 2010. Changes in working capital requirements were due to (1) increases in inventories and accounts receivable due to higher sales as well as the higher cost of corn, (2) a $6.4 million contribution to the Company’s pension plans in fiscal 2011, and (3) offset by income tax refunds received of $3.4 million.

Investing Activities

Capital expenditures were $14.1 million, $8.3 million and $6.0 million in fiscal years 2012, 2011 and 2010, respectively. Penford expects capital expenditures to be approximately $15-18 million in fiscal 2013.

In fiscal 2012, the Company purchased the businesses of Carolina Starches for $8.5 million in cash. Cash acquired in the purchase transaction was $0.2 million. See Note 19 to the Consolidated Financial Statements.

Repayments of intercompany loans by the Company’s Australian discontinued operations in fiscal 2010 are reflected as cash provided by investing activities.

Financing Activities

Preferred Stock

In fiscal 2010, the Company issued $40.0 million of mandatorily redeemable Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt in fiscal 2010.

During fiscal 2012, the Company redeemed all of its Series A Preferred Stock at the original issue price of $40.0 million plus accrued dividends of $8.9 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on the redemption in other non-operating income (expense). The redemptions were funded by available balances on the Company’s revolving line of credit.

During fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock. See Note 6 to the Consolidated Financial Statements.

Bank Debt

In fiscal 2010, the Company used the proceeds from the $40.0 million preferred stock issuance discussed above to pay a portion of the outstanding bank debt obligations. Concurrent with the preferred stock issuance, the Company refinanced its bank debt and entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) with a lending syndicate with Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.

In July 2012, in connection with the redemption of preferred stock discussed above, the Company refinanced its obligations then outstanding under the 2010 Agreement. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement (the “2012 Agreement”) with Bank of Montreal; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; KeyBank National Association; JPMorgan Chase Bank N.A.; First Midwest Bank; Private Bank and Trust Company; Greenstone Farm Credit Services, ACA/FLCA and Bank of America, N.A.

Under the 2012 Agreement, the Company may borrow $130 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. Under the 2012 Agreement, there are no scheduled principal payments prior to maturity on July 9, 2017.

At August 31, 2012, the Company had $82.6 million outstanding under the 2012 Agreement, which is subject to variable interest rates. Interest rates under the 2012 Agreement are based on either the London Interbank Offering Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR ranges between 2% and 4%, depending upon the Total Leverage Ratio (as defined).

The 2012 Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2012 Agreement) shall not exceed 3.75 through November 30, 2012; 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures would be restricted to $15 million beginning in fiscal 2013 if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2012 Agreement as of August 31, 2012.

Dividends

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2012, the Company was not permitted to pay dividends. See Note 7 to the Consolidated Financial Statements.

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

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. See Note 2 to the Consolidated Financial Statements.

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

The determination of the need for a valuation allowance on the Company’s net deferred tax assets requires significant judgment and estimates regarding future taxable income, the timing of the tax consequences of temporary differences between book and tax bases of assets and liabilities, and feasible tax planning strategies. The Company evaluates the requirement for a valuation allowance each quarter. At August 31, 2012, the Company maintained a $1.8 million valuation allowance against ethanol tax credit carryforwards. There can be no assurance that management’s current plans will be achieved or that an additional valuation allowance will not be required in the future.

A tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the tax return position will be sustained upon examination by the applicable taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The liability for unrecognized tax benefits contains uncertainties because the Company is required to make assumptions and to apply judgment to estimate the exposures associated with the various tax filing positions. Management believes that the judgments and estimates it uses in evaluating its tax filing positions are reasonable; however, actual results could differ, and the Company may be exposed to significant gains and losses and the Company’s effective tax rate in a given financial statement period could be materially affected. See Note 16 to the Consolidated Financial Statements.

Stock-Based Compensation

The Company provides compensation in the form of stock options or restricted shares of common stock to employees and non-employee directors under its 2006 Long-Term Incentive Plan. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of the share-based awards at the date of grant requires judgment, including estimating stock price volatility, forfeiture rates, the risk-free interest rate, dividends and expected option life. See Note 11 to the Consolidated Financial Statements.

If circumstances change, and the Company uses different assumptions for volatility, interest, dividends and option life in estimating the fair value of stock-based awards granted in future periods, stock-based compensation expense may differ significantly from the expense recorded in the current period. Forfeitures are estimated at the date of grant and revised in subsequent periods if actual forfeitures differ from those estimated. Therefore, if actual forfeiture rates differ significantly from those estimated, the Company’s results of operations could be materially impacted.

Contractual Obligations

As more fully described in Notes 7 and 10 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2012 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2012 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2012 (in thousands):

	2013	2014-2015	2016-2017	2018 & After	Total
Long-term debt and capital lease obligations	$458	$1,320	$82,684	$—	$84,462
Postretirement medical (1)	897	2,010	2,347	7,791	13,045
Defined benefit pensions (2)	1,080	—	—	—	1,080
Operating lease obligations	3,273	3,604	976	—	7,853
Purchase obligations	79,515	6,750	311	—	86,576

	$85,223	$13,684	$86,318	$7,791	$193,016

(1)	Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2022 based on actuarial assumptions.
(2)

Estimated contributions to the defined benefit pension plans for fiscal year 2013. The actual amounts funded in 2013 may differ from the amounts listed above. Contributions in fiscal years 2014 through 2018 and beyond are excluded as those amounts are unknown.

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

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2010 (5.98%), 2011 (5.64%) and 2012 (5.87%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.3 million and other postretirement benefit expense by less than $0.1 million. During fiscal 2012, bond yields declined and Penford has decreased the discount rate for calculating its benefit obligations at August 31, 2012, as well as net periodic expense for fiscal 2013, to 4.28%.

The expected long-term return on assets assumption for the pension plans represents the weighted average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2012. A 50 basis point decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on plan assets at August 31, 2012. The expected return on plan assets used in calculating fiscal 2013 pension expense is 7.0%, which reflects declining returns on investments.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2012, unrecognized losses from all sources are $23.0 million for the pension plans and unrecognized losses of $3.6 million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $1.9 million in fiscal 2013. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by $0.3 million in fiscal 2013.

Penford recognized pension expense of $2.3 million, $3.7 million and $3.8 million in fiscal years 2012, 2011 and 2010, respectively. Penford expects pension expense to be approximately $3.9 million in fiscal 2013. The Company contributed $4.1 million, $6.4 million and $3.4 million to the pension plans in fiscal years 2012, 2011 and 2010, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $1.1 million during fiscal 2013.

The Company recognized benefit expense for its postretirement health care plan of $1.0 million, $1.2 million and $1.6 million in fiscal years 2012, 2011 and 2010, respectively. Penford expects to recognize approximately $1.2 million in postretirement health care benefit expense in fiscal 2013. The Company contributed $0.5 million in each fiscal year 2012, 2011 and 2010 to the postretirement health care plans and estimates that it will contribute $0.8 million in fiscal 2013.

Future changes in plan asset returns, assumed discount rates and various assumptions related to the participants in the defined benefit plans will affect future benefit expense and liabilities. The Company cannot predict what these changes will be.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments in ASU 2011-05 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal 2013 for Penford). The amendments in this update were to be applied retrospectively and early application was permitted. In December 2011, the FASB indefinitely deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The Company is evaluating the impact this update will have on its disclosures.

In December 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”). This update creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods, and interim reporting periods within those years, beginning on or after January 1, 2013 (fiscal 2014 for Penford). The Company is evaluating the impact this update will have on its disclosures.

Forward-looking Statements

This Annual Report on Form 10-K (“Annual Report”), including, but not limited, to statements found in the Notes to Consolidated Financial Statements and in Item 1 – Business and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” ”seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	competition;

•	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

•	product development risk;

•	changes in corn and other raw material prices and availability;

•

changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix or changes in government rules or incentives affecting ethanol consumption;

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2012, all of the Company’s outstanding bank debt is subject to variable interest rates, which are generally set for one or three months. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2012 is approximately $0.8 million.

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

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures contracts that hedge Penford's exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2012 and 2011, the fair value of the Company’s net corn position was approximately $3.3 million and $3.2 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2012 and 2011 was approximately $335,000 and $323,000, respectively.

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

Penford’s exchange traded futures contracts hedge production requirements. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2011, the fair value of the natural gas exchange-traded futures contracts was a loss of approximately $0.5 million. The market risk associated with a 10% adverse change in natural gas prices at August 31, 2011 is estimated at $45,000. There were no natural gas exchange-traded futures contracts outstanding at August 31, 2012.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. These futures contracts have been designated as hedges.

Penford’s exchange traded futures contracts hedge the forecasted sales of ethanol. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2012 and 2011, the fair value of the ethanol exchange traded futures contracts was a loss of $0.7 million and $1.3 million, respectively. The market risk associated with a 10% change in ethanol prices was estimated at $70,000 and $130,000 at August 31, 2012 and 2011, respectively.

Item 8: Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2012	2011
(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$154	$281
Trade accounts receivable, net	36,464	29,482
Inventories	43,672	32,733
Prepaid expenses	2,826	2,502
Material and supplies	3,980	3,489
Income tax receivable	188	92
Other	4,681	5,498

Total current assets	91,965	74,077
Property, plant and equipment, net	113,191	107,372
Restricted cash value of life insurance	7,858	7,909
Deferred tax assets	13,108	12,695
Other assets	1,612	2,132
Other intangible assets, net	467	332
Goodwill, net	7,978	7,897

Total assets	$236,179	$212,414

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$7,337	$6,903
Current portion of long-term debt and capital lease obligations	458	421
Accounts payable	19,201	15,268
Accrued liabilities	9,142	7,563

Total current liabilities	36,138	30,155
Long-term debt and capital lease obligations	84,004	23,802
Redeemable preferred stock, Series A (Note 6)	—	38,982
Other postretirement benefits	19,707	16,193
Pension benefit liability	20,917	11,217
Other liabilities	6,563	6,600

Total liabilities	167,329	126,949
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,342 shares in 2012 and 13,328 shares in 2011, including treasury shares	14,281	13,243
Preferred stock, Series B (Note 8)	—	100
Additional paid-in capital	103,205	103,070
Retained earnings (deficit)	(286)	9,368
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(15,593)	(7,559)

Total shareholders’ equity	68,850	85,465

Total liabilities and shareholders’ equity	$236,179	$212,414

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands, except share and per share data)
Sales	$361,363	$315,441	$254,274
Cost of sales	317,453	281,606	230,820

Gross margin	43,910	33,835	23,454
Operating expenses	28,013	24,618	23,943
Research and development expenses	5,838	4,772	4,371

Income (loss) from operations	10,059	4,445	(4,860)
Interest expense	(8,633)	(9,364)	(7,550)
Other non-operating income (expense), net	(6,186)	115	(1,921)

Loss from continuing operations before income taxes	(4,760)	(4,804)	(14,331)
Income tax expense (benefit)	4,806	313	(4,702)

Loss from continuing operations	(9,566)	(5,117)	(9,629)
Income from discontinued operations, net of tax	—	—	16,312

Net income (loss)	$(9,566)	$(5,117)	$6,683

Weighted average common shares and equivalents outstanding, basic and diluted	12,293,749	12,250,914	11,600,885

Earnings (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.78)	$(0.42)	$(0.84)
Basic and diluted earnings per share from discontinued operations	—	—	1.41

Basic and diluted earnings (loss) per share	$(0.78)	$(0.42)	$0.57

Dividends declared per common share	$—	$—	$—

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$(9,566)	$(5,117)	$6,683

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $(1,419), $3,690 and $530	2,315	(6,018)	(864)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $(863), $4,494 and $1,555	(1,408)	7,331	2,537
Foreign currency translation adjustments	—	—	930
Gain from foreign currency translation reclassified into earnings	—	—	(13,420)
Actuarial gain (loss) on postretirement liabilities, net of tax benefit (expense) of $5,722, $(2,450) and $780	(9,336)	3,997	(1,272)
Loss from postretirement liabilities reclassified to earnings, net of tax benefit of $242, $601 and $645	395	981	1,053

Other comprehensive income (loss)	(8,034)	6,291	(11,036)

Total comprehensive income (loss)	$(17,600)	$1,174	$(4,353)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(9,566)	$(5,117)	$6,683
Less: Net income from discontinued operations	$—	$—	$16,312

Net loss from continuing operations	$(9,566)	$(5,117)	$(9,629)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in ) operations:
Depreciation and amortization	14,127	14,415	14,791
Loss on redemption of Series A Preferred Stock	6,599	—	—
Non-cash interest on Series A Preferred Stock	—	3,859	1,452
Stock-based compensation	1,387	1,117	1,611
Loss (gain) on sale and disposal of assets	26	6	(2)
Deferred income tax expense (benefit)	4,965	142	(4,578)
Gain on derivative transactions	(176)	(1,620)	(3,134)
Foreign currency transaction gain	—	—	(419)
Loss on early extinguishment of debt	—	—	1,049
Other	20	—	—
Change in operating assets and liabilities:
Trade accounts receivable	(4,450)	(2,769)	5,250
Inventories	(6,460)	(11,264)	1,405
Decrease (increase) in margin accounts	2,285	1,975	(502)
Prepaid expenses	(536)	(754)	(383)
Accounts payable and accrued liabilities	2,310	1,637	(598)
Income tax receivable	(96)	3,557	(138)
Payment of interest on Series A Preferred Stock, net	(5,311)	—	—
Other	(2,359)	(2,269)	3,893

Net cash flow provided by operating activities – continuing operations	2,765	2,915	10,068

Investing activities:
Acquisitions of property, plant and equipment, net	(14,146)	(8,295)	(5,980)
Acquisition of Carolina Starches, net of cash acquired	(8,347)	—	—
Net proceeds received from sale of discontinued operations and other	75	42	20,712

Net cash provided by (used in) investing activities – continuing operations	(22,418)	(8,253)	14,732

Financing activities:
Proceeds from revolving line of credit	88,706	38,550	30,700
Payments on revolving line of credit	(28,200)	(35,350)	(58,033)
Proceeds from issuance of long-term debt	—	—	2,000
Payments on long-term debt	(200)	(200)	(45,992)
Redemption of Series A preferred stock	(40,000)	—	—
Proceeds from issuance of preferred stock	—	—	40,000
Issuance costs of preferred stock	—	—	(1,995)
Payments on capital lease obligations	(249)	(253)	(245)
Payment of loan fees	(973)	—	(1,227)
Increase in cash overdraft	434	2,518	4,385
Other	8	39	19

Net cash provided by (used in) financing activities – continuing operations	19,526	5,304	(30,388)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	6,329
Net cash used in investing activities	—	—	(2,848)
Net cash used in financing activities	—	—	(3,399)
Effect of exchange rate changes on cash and cash equivalents	—	—	(353)

Net cash used in discontinued operations	—	—	(271)

Decrease in cash and cash equivalents	(127)	(34)	(5,859)
Cash and cash equivalents of continuing operations , beginning of year	281	315	5,540
Cash balance of discontinued operations, beginning of year	—	—	634

Cash and cash equivalents, end of year	$154	$281	$315

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$12,481	$3,815	$4,939
Income taxes paid (refunded), net	$260	$(3,373)	$(172)
Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$152	$10	$34

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Common stock
Balance, beginning of year	$13,243	$13,190	$13,157
Series B preferred stock converted to common shares	1,000	—	—
Issuance of restricted stock, net	38	53	33

Balance, end of year	14,281	13,243	13,190

Preferred stock
Balance, beginning of year	100	100	—
Series B preferred stock converted to common shares	(100)	—	—
Issuance of preferred stock, Series B	—	—	100

Balance, end of year	—	100	100

Additional paid-in capital
Balance, beginning of year	103,070	102,303	93,829
Tax deficiency on stock option and awards	(314)	(297)	(321)
Stock based compensation	1,387	1,117	1,586
Issuance of restricted stock, net	(38)	(53)	(33)
Series B preferred stock converted to common shares	(900)	—	—
Issuance of preferred stock	—	—	7,242

Balance, end of year	103,205	103,070	102,303

Retained earnings (deficit)
Balance, beginning of year	9,368	14,586	7,944
Net income (loss)	(9,566)	(5,117)	6,683
Other	(88)	(101)	(41)

Balance, end of year	(286)	9,368	14,586

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(7,559)	(13,850)	(2,814)
Change in fair value of derivatives, net of tax	2,315	(6,018)	(864)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	(1,408)	7,331	2,537
Foreign currency translation adjustments	—	—	930
Gain from foreign currency translation reclassified into earnings	—	—	(13,420)
Net (increase) decrease in postretirement liabilities, net of tax	(8,941)	4,978	(219)

Balance, end of year	(15,593)	(7,559)	(13,850)

Total shareholders’ equity	$68,850	$85,465	$83,572

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1 — Business

Penford Corporation (which, together with its subsidiary companies, is referred to herein as “Penford” or the “Company”) is a developer, manufacturer and marketer of specialty natural-based ingredient systems for food and industrial applications, including fuel grade ethanol. Penford's products provide convenient and cost-effective solutions derived from renewable sources. Sales of the Company's products are generated using a combination of direct sales and distributor agreements.

The Company has significant research and development capabilities, which are used in applying the complex chemistry of carbohydrate-based materials and in developing applications to address customer needs. In addition, the Company has specialty processing capabilities for a variety of modified starches.

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 20 for financial information regarding the Company’s business segments.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produced from potato, corn and tapioca. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 19.

In fiscal 2010, the Company completed the sale of the assets of its Australia/New Zealand Operations. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations. See Note 18 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, legal contingencies, the determination of fair value of net assets acquired in a business combination, the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property and equipment, the assessment of a potential impairment of goodwill or long-lived assets, and income taxes including the determination of a need for a valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.

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

Allowance for Doubtful Accounts and Concentration of Credit Risk

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2012, 2011 and 2010 is as follows (dollars in thousands):

	Balance Beginning of Year	Charged to Costs and Expenses	Deductions and Other	Balance End of Year
Year ended August 31:
2012	$1,305	$(42)	$(1,185)	$78
2011	$350	$958	$(3)	$1,305
2010	$605	$(218)	$(37)	$350

Approximately 43%, 40% and 45% of the Company's sales in fiscal 2012, 2011 and 2010, respectively, were made to customers who operate in the paper industry. This industry suffered an economic downturn, which has resulted in the closure of a number of mills. In fiscal 2011, the increase in the allowance for uncollectible accounts was related to two paper industry customers. These receivables were written off in fiscal 2012.

Inventories and Cost of Sales

Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out (“FIFO”) method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

The Company produces certain by-products from its corn starch manufacturing process. The proceeds from the sale of these by-products reduce the cost of corn and, accordingly, are included in cost of goods sold. Sales of by-products that reduced cost of goods sold were $70.0 million, $56.8 million and $38.7 million, for fiscal years 2012, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. The Company evaluates its goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. To determine whether goodwill is impaired, Penford compares the fair value of each reporting unit to that reporting unit's carrying amount. If the fair value of the reporting unit is greater than its carrying amount goodwill is not considered impaired. If the fair value of the reporting unit is lower than its carrying amount, Penford then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, and, if the carrying value is higher than the fair value, an impairment would be recorded. The implied fair value of a reporting unit is determined using a discounted cash flow method considering the Company's market capitalization.

Patents are amortized using the straight-line method over their expected economic useful lives. At August 31, 2012, the weighted average remaining amortization period for patents is four years. Penford has no intangible assets with indefinite lives.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense over the estimated useful lives of the depreciable assets. Equipment and vehicles generally have average useful lives ranging from three to twelve years and real estate between twelve to forty-six years. Depreciation, which includes depreciation of assets under capital leases, of $12.7 million, $12.8 million and $13.1 million was recorded in fiscal years 2012, 2011 and 2010, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. During fiscal 2012, the Company capitalized $48,000 in interest costs. No interest was capitalized in fiscal years 2011 and 2010.

The Company reviews the net book value of property, plant and equipment for impairment whenever circumstances indicate that the net book value may not be recoverable from estimated future cash flows.

Income Taxes

The provision for income taxes includes federal and state taxes currently payable and deferred income taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured pursuant to tax laws using the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

A valuation allowance is provided to the extent that it is more likely than not that deferred tax assets will not be realized. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalty expense associated with uncertain tax positions as a component of income tax expense.

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

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. Research and development costs expensed were $5.8 million, $4.8 million and $4.4 million in fiscal 2012, 2011 and 2010, respectively.

Accrued Liabilities

Components of accrued liabilities are as follows:

	August 31,
	2012	2011
Employee-related costs	$4,837	$3,342
Other	4,305	4,221

Accrued liabilities	$9,142	$7,563

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Statement of operations amounts are translated at average exchange rates prevailing during the year. The net foreign currency transaction gain recognized in earnings was $0.4 million for fiscal year 2010. Foreign currency transaction gains or losses in fiscal years 2012 and 2011 were not significant.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are reported at fair value in other current assets or accounts payable in the consolidated balance sheets.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments or inventory are recognized in current earnings as a component of cost of goods sold. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in cash flows or fair value of the hedged item, then the changes in fair value would be recognized in current earnings as a component of cost of good sold or interest expense.

Acquisitions

Acquisitions of businesses are accounted for using the purchase method of accounting and the financial statements include the results of the acquired operations from the date of acquisition. The purchase price of the acquired entity is allocated to the net assets acquired and net liabilities assumed based on the estimated fair value at the date of acquisition. The excess of cost over the fair value of the net assets acquired is recognized as goodwill.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 28%, 34% and 27% of the

Company’s net sales for fiscal years 2012, 2011 and 2010, respectively. Eco-Energy, Inc. is a marketer and distributor of biofuels in the United States and Canada, is a customer of the Company’s Industrial Ingredients business. Export sales accounted for approximately 9% of consolidated sales in each of the fiscal years ended August 31, 2012, 2011 and 2010.

Stock-Based Compensation

The Company has a long-term incentive plan that provides for stock-based compensation, including the granting of stock options and shares of restricted stock to employees and directors. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. See Note 11 for further detail.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the presentation of the components of other comprehensive income, ASU 2011-05 requires that the Company present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (fiscal 2013 for Penford). The amendments in this update are to be applied retrospectively and early application is permitted. In December 2011, the FASB indefinitely deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income. The Company is evaluating the impact this update will have on its disclosures.

In December 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities (“ASU 2011-11”). This update creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods, and interim reporting periods within those years, beginning on or after January 1, 2013 (fiscal 2014 for Penford). The Company is evaluating the impact this update will have on its disclosures.

Note 3 — Inventories

Components of inventory are as follows:

	August 31,
	2012	2011
	(Dollars in thousands)
Raw materials	$19,773	$14,799
Work in progress	1,542	1,752
Finished goods	22,357	16,182

Total inventories	$43,672	$32,733

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. See Note 14.

Note 4 — Property and equipment

Components of property and equipment are as follows:

	August 31,
	2012	2011
	(Dollars in thousands)
Land and land improvements	$11,623	$10,552
Plant and equipment	346,087	330,273
Construction in progress	7,679	6,375

	365,389	347,200
Accumulated depreciation	(252,198)	(239,828)

Net property and equipment	$113,191	$107,372

The above table includes approximately $1.0 million and $0.5 million of net property and equipment under capital leases for fiscal years 2012 and 2011, respectively. At August 31, 2012 and 2011, the Company had approximately $1.1 million and $0.8 million, respectively, of payables related to property, plant and equipment.

Note 5 — Goodwill and other intangible assets

The Company's goodwill of $8.0 million and $7.9 million at August 31, 2012 and 2011, respectively, relates to the Company’s Food Ingredients reporting unit. The Company completed its evaluation of the carrying value of goodwill as of June 1, 2012 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of its Food Ingredients reporting unit with its carrying amount, including goodwill. Penford then compared the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of the reporting unit was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. At June 1, 2012, the fair value of the Food Ingredients reporting unit was substantially in excess of its carrying value, and there are no changes in that conclusion as of August 31, 2012.

(Dollars in thousands)
Goodwill, August 31, 2011	$7,897
Acquisition of Carolina Starches	81

Goodwill, August 31, 2012	$7,978

Penford’s intangible assets consist of patents, customer lists and non-compete agreements. Patents are being amortized over the weighted average remaining amortization period of four years as of August 31, 2012. There is no residual value associated with patents. The fair value of customer lists and non-compete agreements from the acquisition of Carolina Starches are being amortized over their estimated useful lives. Customer lists are amortized on a straight-line basis over two years and the non-compete agreements are being amortized on a straight-line basis over the five-year term of the agreements. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31, 2012		August 31, 2011
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:
Patents	$1,748	$1,500	$1,768	$1,436
Customer lists	190	59	—	—
Non-compete agreements	100	12	—	—

Other intangible assets	$2,038	$1,571	$1,768	$1,436

Amortization expense related to intangible assets was $0.1 million in fiscal year 2012 and less than $0.1 million in each of fiscal years 2011 and 2010. The estimated aggregate annual amortization expense for patents is not significant for the next five fiscal years, 2013 through 2017.

Note 6 — Preferred Stock Subject to Mandatory Redemption

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which no shares are issued and outstanding as of August 31, 2012.

The Company recorded the Series A Preferred Stock and the Series B Preferred Stock at their relative fair values at the time of issuance. The Series A Preferred Stock of $32.3 million was recorded as a long-term liability due to its mandatory redemption feature and the Series B Preferred Stock of $7.7 million was recorded as equity. The discount on the Series A Preferred Stock was amortized into income using the effective interest method over the contractual life of seven years. The holders of the Series A Preferred Stock were entitled to cash dividends of 6% on the sum of the outstanding Series A Preferred Stock plus accrued and unpaid dividends. In addition, dividends equal to 9% of the outstanding Series A Preferred Stock were accrued. Dividends on the Series A Preferred Stock and the discount accretion were recorded as interest expense in the consolidated statements of operations.

In the third quarter of fiscal 2012, the Company redeemed $20.0 million of its Series A Preferred Stock. The Company redeemed 41,250 shares at the original issue price of $16.5 million plus accrued dividends of $3.5 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $2.3 million and amortization of issuance costs of $0.5 million as a loss on redemption in other non-operating income (expense). In the fourth quarter of fiscal 2012, the Company redeemed $28.9 million of the remaining Series A Preferred Stock. The Company redeemed 58,750 shares at the original issue price of $23.5 million plus accrued dividends of $5.4 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $3.2 million and amortization of issuance costs of $0.6 million as a loss on redemption in other non-operating income (expense).

During the third quarter of fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock.

Note 7 — Debt

	August 31,
	2012	2011
	(Dollars in thousands)
Secured credit agreements — revolving loans, 4.23% weighted average interest rate at August 31, 2012	$82,606	$22,100
Iowa Department of Economic Development loans	1,433	1,633
Capital lease obligations	423	490

	84,462	24,223
Less: current portion and short-term borrowings	458	421

Long-term debt and capital lease obligations	$84,004	$23,802

In fiscal 2010, the Company used the proceeds from the $40.0 million preferred stock issuance discussed above to pay a portion of its outstanding bank debt obligations. Concurrent with the preferred stock issuance, the

Company refinanced its bank debt and entered into a $60 million Third Amended and Restated Credit Agreement (the “2010 Agreement”) with a lending syndicate with Bank of Montreal; Bank of America National Association; and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch.

In July 2012, in connection with the redemption of preferred stock discussed above, the Company refinanced its obligations then outstanding under the 2010 Agreement. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement (the “2012 Agreement”) with Bank of Montreal; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; KeyBank National Association; JPMorgan Chase Bank N.A.; First Midwest Bank; Private Bank and Trust Company; Greenstone Farm Credit Services, ACA/FLCA and Bank of America, N.A. Under the 2012 Agreement, the Company may borrow $130 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. Under the 2012 Agreement, there are no scheduled principal payments prior to maturity on July 9, 2017.

On August 31, 2012, the Company had $82.6 million outstanding under the 2012 Agreement, which is subject to variable interest rates. Interest rates under the 2012 Agreement are based on either the London Interbank Offered Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR ranges between 2% and 4%, depending upon the Total Leverage Ratio (as defined).

The 2012 Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2012 Agreement) shall not exceed 3.75 through November 30, 2012; 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures would be restricted to $15 million beginning in fiscal 2013 if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2012 Agreement as of August 31, 2012.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2012, the Company was not permitted to pay dividends.

In connection with the refinancing under the 2010 Agreement, the Company recorded a pre-tax non-cash charge to earnings of $1.0 million in fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. The Company also terminated its interest rate swaps in fiscal 2010 and recorded a charge to earnings of $1.6 million.

In fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At August 31, 2012, the Company had $1.4 million outstanding related to the IDED loans.

The maturities of debt existing at August 31, 2012 for the fiscal years beginning with fiscal 2013 are as follows (dollars in thousands):

2013	$458
2014	233
2015	1,087
2016	38
2017	82,646

$84,462

Included in the Company’s long-term debt at August 31, 2012 is $0.4 million of capital lease obligations, of which $0.3 million is considered current portion of long-term debt. See Note 10.

Note 8 — Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2012	2011	2010
Common shares outstanding
Balance, beginning of year	13,243,385	13,189,581	13,157,387
Series B preferred stock converted to common shares	1,000,000	—	—
Issuance of restricted stock, net	37,333	53,804	32,194

Balance, end of year	14,280,718	13,243,385	13,189,581

Preferred Stock, Series B

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). See Note 6 for further details. Series B Preferred Stock was recorded at its relative fair value of $7.7 million at the time of issuance and recorded as equity. The outstanding Series B Preferred Stock was convertible into shares of the Company’s common stock at a conversion rate of ten shares of common stock per one share of Series B Preferred Stock. The holders of the Series B Preferred Stock had the right to one vote for each share of common stock into which the Series B Preferred Stock was convertible.

During the third quarter of fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock.

Note 9 — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	August 31,
	2012	2011
	(Dollars in thousands)
Net unrealized gain on derivatives, net of tax	$1,638	$731
Postretirement obligations, net of tax	(17,231)	(8,290)

	$(15,593)	$(7,559)

Note 10 — Leases

Certain of the Company's property, plant and equipment is leased under operating leases. Equipment and vehicle leases generally have lease terms ranging from one to fifteen years with renewal options and real estate leases range between five and twenty years with renewal options. In fiscal 2012 and 2011, rental expense under operating leases was $6.0 million and $5.4 million, respectively. In fiscal 2010 rental expense under operating leases was $6.0 million, net of sublease rental income of approximately $0.1 million. Future minimum lease payments for fiscal years beginning with fiscal year 2013 for noncancelable operating leases and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

	Capital Leases	Operating Leases Minimum Lease Payments
2013	$297	$3,273
2014	45	2,341
2015	45	1,263
2016	43	669
2017	29	307
Thereafter	12	—

Total minimum lease payments	471	$7,853

Less: amounts representing interest	(48)

Net minimum lease payments	$423

Note 11 — Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. At the Annual Meeting of Shareholders of the Company held on January 26, 2012, the Company’s shareholders approved the amended Penford Corporation 2006 Long-Term Incentive Plan and the number of shares of the Company’s common stock available for issuance under the 2006 Incentive Plan was increased by 800,000 shares. As of August 31, 2012, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan is 353,616. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and stock options expire seven years from the date of grant. In addition, the Company may from time to time award compensatory stock-based awards outside of the 2006 Incentive Plan to newly hired employees.

General Option Information

A summary of the stock option activity for the year ended August 31, 2012 is as follows:

	Number of Shares	Option Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2011	1,333,885	$4.66 — 21.73	$14.52
Granted	760,500	5.29 — 5.65	5.61
Exercised	—
Cancelled	(269,469)	7.73 — 17.50	13.61

Outstanding Balance, August 31, 2012	1,824,916	4.66 — 21.73	10.94	3.97	$1,360,000

Options Exercisable at August 31, 2012	1,050,916	$4.66 — 21.73	$14.88	2.19	$40,500

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.31 per share as of August 31, 2012 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised in fiscal years 2012, 2011 and 2010.

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

At the time of the acquisition of the business of Carolina Starches, the Company entered into compensatory stock option agreements outside of the Company’s 2006 Incentive Plan with the former owners of Carolina Starches. Pursuant to these agreements, the Company granted options to purchase an aggregate of 82,500 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on January 11, 2012. These options have a term of seven years and, subject to certain conditions, vest ratably over a two year period.

Under the 2006 Incentive Plan, the Company granted 678,000 stock options during fiscal 2012 which vest ratably over three years. In fiscal 2011, the Company granted 98,000 stock options, (i) 80,000 stock options which vest one year from the date of grant, and (ii) 18,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted using the following weighted-average assumptions and resulting in the following weighted-average grant date fair value:

	2012	2011
Expected volatility	68%	71%
Expected life (years)	4.9	4.3
Interest rate	0.5 - 1.1%	1.1 - 2.8%
Dividend yield	0%	0%
Weighted-average fair values	$3.13	$3.62

No stock options were granted in fiscal year 2010. As of August 31, 2012, the Company had $1.5 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the twelve months ended August 31, 2012 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2011	84,232	$14.67
Granted	31,851	5.65
Vested	(54,367)	19.29
Cancelled	—

Nonvested at August 31, 2012	61,716	$5.94

No restricted stock awards were granted in fiscal year 2011. The weighted average grant date fair value of awards granted in fiscal year 2010 was $6.60. The total fair value of awards vested in 2012, 2011, and 2010 was $1.0 million, $1.2 million and $1.0 million, respectively. On January 26, 2012, each non-employee director received an award of 3,539 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which vests one year from grant date of the award. On January 1, 2010, each non-employee director received an award of 2,301 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which vested one year from grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of August 31, 2012, the Company had $0.1 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.4 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for fiscal years 2012, 2011 and 2010 and the effect on the Company’s consolidated statements of operations (dollars in thousands):

	2012	2011	2010
Cost of sales	$48	$130	$170
Operating expenses	1,324	949	1,413
Research and development expenses	15	38	28
Income (loss) from discontinued operations	—	—	(25)

Total stock-based compensation expense	$1,387	$1,117	$1,586
Income tax benefit	(527)	(424)	(603)

Total stock-based compensation expense, net of tax	$860	$693	$983

Note 12 — Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover approximately 57% of its employees. The defined benefit pension plans for salaried and bargaining unit hourly employees were closed to new participants effective January 1, 2005 and August 1, 2004, respectively. The Company also maintains a postretirement health care benefit plan covering its bargaining unit hourly retirees. Effective August 1, 2004, the

Company’s postretirement health care benefit plan covering bargaining unit hourly employees was closed to new entrants and to any current employee who did not meet minimum requirements as to age plus years of service. For the plans described above, the Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement.

Obligations and Funded Status

The following represents information summarizing the Company's pension and other postretirement benefit plans. A measurement date of August 31, 2012 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at September 1	$47,545	$48,875	$16,924	$17,580
Service cost	1,521	1,617	229	272
Interest cost	2,729	2,696	972	972
Plan participants’ contributions	—	—	119	134
Amendments	212	—	—	—
Actuarial (gain) loss	619	(1,099)	(170)	333
Change in assumptions	12,359	(2,560)	3,024	(1,736)
Benefits paid	(1,996)	(1,984)	(641)	(631)

Benefit obligation at August 31	$62,989	$47,545	$20,457	$16,924

Change in plan assets:
Fair value of plan assets at September 1	$36,328	$28,278	$—	$—
Actual return on plan assets	3,688	3,618	—	—
Company contributions	4,052	6,416	522	497
Plan participants’ contributions	—	—	119	134
Benefits paid	(1,996)	(1,984)	(641)	(631)

Fair value of the plan assets at August 31	$42,072	$36,328	$—	$—

Funded status:
Net liability – Plan assets less than projected benefit obligation	$(20,917)	$(11,217)	$(20,457)	$(16,924)

Recognized as:
Current accrued benefit liability	$—	$—	$(750)	$(731)
Non-current accrued benefit liability	(20,917)	(11,217)	(19,707)	(16,193)

Net Amount Recognized	$(20,917)	$(11,217)	$(20,457)	$(16,924)

Accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	August 31, 2012		August 31, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Unrecognized prior service cost (credit)	$1,529	$(307)	$1,545	$(459)
Unrecognized net actuarial loss	22,976	3,594	11,545	740

Total	$24,505	$3,287	$13,090	$281

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2012	2011
Projected benefit obligation	$62,989	$47,545
Accumulated benefit obligation	$59,853	$46,113
Fair value of plan assets	$42,072	$36,328

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$1,521	$1,617	$1,608	$229	$272	$353
Interest cost	2,729	2,696	2,633	972	972	1,077
Expected return on plan assets	(2,914)	(2,234)	(2,022)	—	—	—
Amortization of prior service cost	228	228	244	(152)	(152)	(152)
Amortization of actuarial loss	773	1,441	1,312	—	65	294

Benefit cost	$2,337	$3,748	$3,775	$1,049	$1,157	$1,572

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to calculate net periodic expense:
Discount rate	5.87%	5.64%	5.98%	5.87%	5.64%	5.98%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%
Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	4.28%	5.87%	5.64%	4.28%	5.87%	5.64%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 8.0% for fiscal 2012. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on the assets of the plans at August 31, 2012. The expected return on plan assets to be used in calculating fiscal 2013 pension expense is 7.0%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in fiscal 2010 (5.98%), fiscal 2011 (5.64%) and fiscal 2012 (5.87%) reflect the change in bond yields over the last several years. During fiscal 2012, bond yields declined and Penford has decreased the discount rate for calculating its benefit obligations at August 31, 2012, as well as net periodic expense for fiscal 2013, to 4.28%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.26 million and other postretirement benefit expense by $0.1 million.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $1.93 million in fiscal 2013. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by $0.27 million in fiscal 2013.

	2012	2011	2010
Assumed health care cost trend rates:
Current health care trend assumption	8.00%	8.00%	8.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year ultimate health care trend is reached	2030	2029	2028

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2012	$180	$(149)
Effect on postretirement accumulated benefit obligation as of August 31, 2012	$3,115	$(2,558)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target Allocation	August 31,
		2012	2011
U.S. equities	55%	56%	56%
International equities	15%	15%	16%
Fixed income investments	25%	24%	26%
Real estate	5%	5%	2%

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

See Note 14, “Fair Value Measurements and Derivative Instruments,” for a description of the fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s employee pension plan assets are principally comprised of the following types of investments:

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

The following table presents the fair value of the pension plan’s assets by major asset category as of August 31, 2012.

	Quoted Prices In Active Markets for Identical Instruments (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Common collective trust funds	$		$39,970	$—	$39,970
Real estate equity funds		—	—	2,102	2,102

Fair value of plan assets		$—	$39,970	$2,102	$42,072

The following table summarizes the changes in fair value of the pension plan’s real estate equity fund (Level 3) for fiscal year ended August 31, 2012.

Real Estate
Equity Fund
(in thousands)
Balance, August 31, 2011	$677
Actual return on plan assets:
Relating to assets still held at the reporting date	75
Relating to assets sold during the period	—
Purchases and sales	1,350
Transfers in (out) of Level 3	—

Balance, August 31, 2012	$2,102

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company contributed $4.1 million, $6.4 million and $3.4 million in fiscal 2012, 2011 and 2010, respectively. The Company estimates that the minimum pension plan funding contribution during fiscal 2013 will be approximately $1.1 million.

Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2013 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

	Pension	Other Postretirement
	(Dollars in millions)
2013	$2.3	$0.9
2014	2.4	1.0
2015	2.5	1.0
2016	2.6	1.1
2017	2.8	1.2
2018-2022	$17.3	$7.8

Note 13 — Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company's matching contributions were $1.0 million, $0.9 million and $0.9 million for fiscal years 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

The Company provided its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The plan was closed to new contributions effective January 31, 2011. The deferrals earn interest based on Moody's current Corporate Bond Yield. Deferred compensation interest of $179,000, $197,000 and $204,000 was accrued in fiscal years 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2012, 2011 and 2010, the net periodic pension expense accrued for this plan was $258,000, $370,000 and $343,000, respectively. The accrued obligation related to the plan was $2.7 million for each fiscal year 2012 and 2011, respectively. The plan was amended in fiscal 2011 such that no participant in the plan would accrue any additional benefits after January 31, 2011.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $5.1 million, $4.5 million and $4.7 million in fiscal years 2012, 2011 and 2010, respectively.

Note 14 — Fair Value Measurements and Derivative Instruments

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

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Presented below are the fair values of the Company’s derivatives as of August 31, 2012 and 2011:

As of August 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(1,422)	$—	$—	$(1,422)

(1)	On the consolidated balance sheets, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $2.6 million at August 31, 2012.

As of August 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(3,153)	$—	$—	$(3,153)

(1)	On the consolidated balance sheets, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $5.1 million at August 31, 2011.

Other Financial Instruments

The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt interest rate reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.

In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa. The carrying value of the debt at August 31, 2012 was $1.4 million and the fair value of the debt was estimated to be $1.2 million. See Note 7.

Interest Rate Contracts

The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized gains and losses on interest rate swaps were included in accumulated other comprehensive income. The periodic settlements on the swaps were recorded as interest expense. At August 31, 2012 and 2011, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss). See Note 15.

Commodity Contracts

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-traded futures as well as forward cash corn purchases. Penford also uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. These futures contracts were designated as hedges prior to fiscal 2012. In September 2011, the Company discontinued hedge accounting treatment for natural gas futures contracts as the hedging relationship no longer met the requirements for hedge accounting. Through August 31, 2011, the gains and losses on natural gas futures contracts were deferred in accumulated other comprehensive income. At the time hedge accounting was discontinued, $0.5 million of pretax losses continued to be deferred in accumulated other comprehensive income for these natural gas futures contracts. These losses were reclassified to cost of sales during fiscal 2012 as the originally forecasted cash flows occurred. Gains and losses on natural gas futures contracts since August 31, 2011 have been recognized in cost of sales in the Consolidated Statement of Operations.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. These futures contracts have been designated as hedges.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in other comprehensive income at August 31, 2012 that is expected to be reclassified into income within 12 months is $1.6 million.

As of August 31, 2012, Penford had purchased corn positions of 6.5 million bushels, of which 3.7 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 2.8 million bushels.

As of August 31, 2012, the Company had the following outstanding futures contracts:

Corn Futures	3,050,000	Bushels
Ethanol Swaps	3,625,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of August 31, 2012 and 2011.

	Assets			Liabilities
		Fair Value August 31			Fair Value August 31
In thousands	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011

Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures	Other Current Assets	$12	$137	Other Current Assets	$126	$—
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	—	454
Ethanol Futures	Other Current Assets	—	—	Other Current Assets	706	1,289
Fair Value Hedges:
Corn Futures	Other Current Assets	—	—	Other Current Assets	602	1,547

		$12	$137		$1,434	$3,290

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the fiscal years ended August 31, 2012, 2011 and 2010.

	Amount of Gain (Loss) Recognized in OCI			Amount of Gain (Loss) Reclassified from AOCI into Income			Amount of Gain (Loss) Recognized in Income
	Year Ended August 31			Year Ended August 31			Year Ended August 31
In thousands	2012	2011	2010	2012	2011	2010	2012	2011	2010
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$2,067	$(4,949)	$384	$1,500	$(7,418)	$349	$36	$(162)	$(194)
Natural Gas Futures (1)	—	(579)	(3,170)	(492)	(1,332)	(2,168)	—	(85)	—
Ethanol Futures (1)	1,667	(4,180)	(590)	1,263	(3,075)	(493)	—	—	—
Interest Rate Contracts (3) (4)	—	—	(395)	—	—	(662)	—	—	(1,562)
FX Contracts (1)	—	—	—	—	—	(26)	—	—	—

	$3,734	$(9,708)	$(3,771)	$2,271	$(11,825)	$(3,000)	$36	$(247)	$(1,756)

Fair Value Hedges:
Corn Futures (1) (2)							$98	$28	85

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)							$(1,082)	$—	$—
FX Contracts (1)							6	—	—
Soybean Oil Futures (1)							12	—	—
Soybean Meal Futures (1)							(14)	—	—

							$(1,078)	$—	$—

(1)	Gains and losses reported in cost of goods sold
(2)	Hedged items are firm commitments and inventory
(3)	Gains and losses reported in interest expense
(4)	Amount of loss recognized in income was reported in non-operating income (expense)

Note 15 — Other Non-operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Loss on redemption of Series A Preferred Stock	$(6,599)	$—	$—
Loss on extinguishment of debt	—	—	(1,049)
Loss on interest rate swap termination	—	—	(1,562)
Gain on foreign currency transactions	—	—	419
Other	413	115	271

	$(6,186)	$115	$(1,921)

In 2012 the Company redeemed its Series A Preferred Stock. See Note 6. In the third quarter of 2012, the Company redeemed 41,250 shares at the original issue price of $16.5 million plus accrued dividends of $3.5 million. In the fourth quarter of fiscal 2012, the Company redeemed 58,750 shares at the original issue price of $23.5 million plus accrued dividends of $5.4 million. As a result of the early redemptions, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on redemption in other non-operating income (expense).

In 2010, the Company refinanced its bank debt. See Note 7. In connection with the refinancing, the Company recorded a pre-tax non-cash charge to earnings of approximately $1.0 million in the third quarter of fiscal 2010 related to unamortized transaction fees associated with the prior credit facility. In addition, the Company terminated its interest rate swap agreements with several banks and recorded a loss of approximately $1.6 million.

In fiscal 2010, the Company recognized a gain on foreign currency transactions on Australian dollar denominated assets and liabilities.

Note 16 — Income Taxes

The majority of the Company’s loss from continuing operations before income taxes for fiscal years 2012, 2011 and 2010 of $4.8 million, $4.8 million, and $14.3 million, respectively, is related to the Company’s domestic operations. See Note 18 for foreign income (loss) before income taxes and foreign tax expense. The majority of the Company’s foreign operations are included in the discontinued operations presentation in the consolidated financial statements.

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$(162)	$34	$(332)
State	3	137	208

	(159)	171	(124)
Deferred:
Federal	4,582	9	(4,447)
State	383	133	(131)

	4,965	142	(4,578)

Total	$4,806	$313	$(4,702)

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$4,806	$313	$(4,702)
Discontinued operations	—	—	(4,495)
Comprehensive income (loss)	(4,924)	3,856	891

	$(118)	$4,169	$(8,306)

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Statutory tax rate	35%	35%	35%
Statutory tax on income	$(1,666)	$(1,682)	$(5,016)
State taxes, net of federal benefit	219	52	33
Non-deductible expenses related to preferred stock	4,547	2,687	1,020
Research credit	(73)	(195)	(54)
Ethanol credit	—	(975)	(975)
Foreign tax loss with no benefit	(38)	200	34
Prior year true up	95	79	306
Unrecognized tax benefits	(165)	67	(139)
Valuation allowance	1,787	—	—
Other	100	80	89

Total provision (benefit)	$4,806	$313	$(4,702)

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$3,354	$3,108
Postretirement benefits	18,060	12,377
Provisions for accrued expenses	2,908	1,893
Stock-based compensation	2,420	2,357
Deferred flood losses	—	2,625
Net operating loss carryforward	7,469	8,242
Tax credit carryforwards	4,152	4,325
Other	2,025	2,935

	40,388	37,862
Less — valuation allowance	(1,787)	—

Total deferred tax assets	38,601	37,862

Deferred tax liabilities:
Depreciation	21,762	21,678
Hedging	1,004	448
Other	2,560	2,132

Total deferred tax liabilities	25,326	24,258

Net deferred tax assets	$13,275	$13,604

Recognized as:
Other current assets	$167	$909
Deferred tax asset	13,108	12,695

Total net deferred tax assets	$13,275	$13,604

At August 31, 2012, the Company had a U.S. federal alternative minimum tax credit carryforward of $3.4 million with no expiration, research and development credit carryforwards of $1.4 million expiring 2025 through 2032, a small ethanol producer credit of $2.8 million expiring 2014, and a net operating loss carryforward of $18.7 million expiring in 2030. The Company also has U.S. state net operating loss carryforwards of $20.8 million with expiration dates between 2013 and 2030.

In fiscal 2012, the Company recorded a $1.8 million valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. As a result of challenging market trends in the third quarter related to the cost of corn and ethanol pricing and the redemptions of the Company’s Series A Preferred Stock discussed in Note 6, estimates of future taxable income during the carryforward periods have been revised. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and has recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if it is more likely than not that these tax credit carryforwards will be utilized.

In the fourth quarter of fiscal 2012, the Company recorded a $44,000 valuation allowance related to charitable contributions which expire in fiscal years 2013 through 2015. Tax laws limit the deduction of charitable contributions to 10% of otherwise taxable income with the excess carried forward for 5 years. Utilization of net operating loss carryforwards are considered to reduce taxable income. Due to the near-term expiration of these deductions, the Company does not believe that it has sufficient positive evidence to substantiate that the charitable contributions carryforwards are realizable at a more-likely-than-not level of assurance and has recorded a valuation allowance. The valuation allowance will be reversed in future periods if it is more likely than not that these deductions will be utilized.

At August 31, 2012, the Company had $13.3 million of net deferred tax assets. Other than for the ethanol tax credit and charitable contributions discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2012. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred book losses in fiscal 2012 and the two previous fiscal years. However, dividends on the Series A Preferred Stock, as well as the accretion of the related discount, which are included in interest expense in the Consolidated Statement of Operations, are not deductible for U.S. federal income tax purposes, which resulted in the Company having taxable income in fiscal years 2012 and 2011. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. However, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

Deferred tax liabilities or assets are not recognized on temporary differences from undistributed earnings of foreign subsidiaries and from foreign exchange translation gains or losses on permanent advances to foreign subsidiaries as the Company does not expect that the divestiture of its foreign subsidiaries will result in any tax benefit or expense.

The total amount of gross unrecognized tax benefits was $1.1 million at August 31, 2012, all of which, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2012	2011
Unrecognized tax benefits at beginning of year	$1,220	$1,131
Additions for tax positions related to prior years	112	82
Additions for tax positions related to current year	62	97
Reductions due to lapse of applicable statute of limitations	(336)	(90)

Unrecognized tax benefits at end of year	$1,058	$1,220

The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense (benefit) in the consolidated statements of operations. As of August 31, 2012 and 2011, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability. During fiscal 2012, the Company decreased the liability for unrecognized tax benefits by $11,000 for interest and $6,000 for penalties.

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

Note 17 — Earnings (loss) per Common Share

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

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from continuing operations to income from continuing operations applicable to common shares and the computation of diluted weighted average shares outstanding for the fiscal years 2012, 2011 and 2010.

	Year Ended August 31,
	2012	2011	2010
	(in thousands)
Numerator:
Loss from continuing operations	$(9,566)	$(5,117)	$(9,629)
Less: Allocation to participating securities	—	—	(84)

Loss from continuing operations applicable to common shares and equivalents	$(9,566)	$(5,117)	$(9,713)

Income (loss) from discontinued operations	$—	$—	$16,312
Less: Allocation to participating securities	—	—	—

Income (loss) from discontinued operations applicable to common shares and equivalents	$—	$—	$16,312

Net income (loss)	$(9,566)	$(5,117)	$6,683
Less: Allocation to participating securities	—	—	(84)

Net income (loss) applicable to common shares and equivalents	$(9,566)	$(5,117)	$6,599

	Year Ended August 31,
	2012	2011	2010
	(in thousands)
Denominator:
Weighted average common shares and equivalents outstanding, basic	12,294	12,251	11,601
Dilutive stock options and awards	—	—	—

Weighted average common shares and equivalents outstanding, diluted	12,294	12,251	11,601

The 100,000 shares of Series B Preferred Stock are included in the fiscal 2011 weighted average common shares and equivalents computation of basic earnings per share. During the third quarter of fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock. See Note 6.

Weighted-average restricted stock awards of 57,443, 98,158 and 146,668 for fiscal years 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 1,648,704, 1,325,945 and 1,309,273 for fiscal years 2012, 2011 and 2010, respectively.

Note 18 — Discontinued Operations

The Company sold its Australia/New Zealand operations in fiscal 2010. At August 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow, of which $1.2 million has been received. The remaining escrowed payment of $0.8 million is subject to the buyer’s right to make warranty claims under the sale contract. At August 31, 2012, no allowance relating to this $0.8 million receivable has been established. See Note 22.

The following table summarizes the financial information for discontinued operations related to the Australia/New Zealand Operations. Interest expense on debt directly attributable to the Australia/New Zealand Operations has been allocated to discontinued operations.

Year Ended August 31, 2010 (in thousands)
Sales	$16,992

Loss from operations	$(1,848)
Reclassification of currency translation adjustments into earnings	13,420
Other income	245

Income from discontinued operations before taxes	11,817
Income tax benefit	(4,495)

Income from discontinued operations, net of tax	$16,312

The Company believes that it is more likely than not that the net deferred tax benefit of $11.0 million recorded for the Australian operations will not be realized. The Company’s discontinued Australian operations recorded a valuation allowance as of August 31, 2012 of $11.0 million against the entire Australian net deferred tax asset.

Note 19 — Carolina Starches Acquisition

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

The acquisition of Carolina Starches was accounted for as a business combination under the acquisition method. The allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values as of January 11, 2012, is presented below. The purchase price allocation was finalized in the fourth quarter of fiscal 2012. Included in property, plant and equipment is $0.7 million of land, land improvements and buildings acquired in this transaction pursuant to a capital lease. Goodwill represents the amount by which the purchase price exceeded the fair value of the net assets acquired and has been allocated to the Food Ingredients segment. It is estimated that all of the goodwill associated with this acquisition is deductible for tax purposes. Pro forma results of operations have not been included as the results were not significant to the historical periods.

	Preliminary		Final
(in thousands)	Allocation	Adjustments	Allocation

Property, plant and equipment	$3,947	$—	$3,947
Working capital	4,190	35	4,225
Other assets	141	—	141
Intangible assets	290	—	290
Goodwill	116	(35)	81
Non-current liabilities	(184)	—	(184)

Total purchase price	$8,500	$—	$8,500

Note 20 — Segment Reporting

Financial information from continuing operations for the Company's two segments, Industrial Ingredients and Food Ingredients, is presented below. Industrial Ingredients and Food Ingredients are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and fuel ethanol. The Food Ingredients segment produces specialty starches for food applications. A third item for "corporate and other" activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. The accounting policies of the reportable segments are the same as those described in Note 2.

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Sales
Industrial ingredients
Industrial Starch	$156,945	$127,471	$115,681
Ethanol	101,874	105,730	68,335

	$258,819	$233,201	$184,016
Food ingredients	102,544	82,240	70,258

	$361,363	$315,441	$254,274

Depreciation and amortization
Industrial ingredients	$10,879	$10,812	$10,850
Food ingredients	1,989	2,110	2,341
Corporate and other	1,259	1,493	1,600

	$14,127	$14,415	$14,791

Income (loss) from continuing operations
Industrial ingredients	$(928)	$(4,718)	$(11,512)
Food ingredients	21,591	18,037	15,145
Corporate and other	(10,604)	(8,874)	(8,493)

	$10,059	$4,445	$(4,860)

Capital expenditures, net
Industrial ingredients	$8,700	$6,625	$4,713
Food ingredients	5,446	1,663	1,267
Corporate and other	—	7	—

	$14,146	$8,295	$5,980

	August 31,
	2012	2011
	(Dollars in thousands)
Total assets
Industrial ingredients	$143,039	$138,412
Food ingredients	63,949	42,252
Corporate and other	29,191	31,750

	$236,179	$212,414

In January 2012, the Company acquired, through purchase or capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. See Note 19. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at August 31, 2012 included $11.3 million of assets related to the acquisition.

Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the Carolina Starches sales and marketing functions of the acquired operations are being managed by the Industrial

Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations in the Consolidated Financial Statements. Sales of $14.7 million related to the acquired Carolina Starches businesses were included in the Industrial Ingredients results of operations. Due to the integration of Carolina Starches into the Company’s two business segments, it is not practicable to determine the net earnings of Carolina Starches included in the consolidated statements of operations since the acquisition.

Reconciliation of income (loss) from operations for the Company's segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Income (loss) from operations	$10,059	$4,445	$(4,860)
Interest expense	(8,633)	(9,364)	(7,550)
Other non-operating income (expense)	(6,186)	115	(1,921)

Loss from continuing operations before income taxes	$(4,760)	$(4,804)	$(14,331)

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
United States	$328,282	$288,571	$231,042

Canada	5,653	4,027	3,738
Mexico	12,761	9,221	6,996
Columbia	6,678	6,802	6,227
Japan	4,380	3,434	1,173
Other	3,609	3,386	5,098

Non-United States	33,081	26,870	23,232

Total	$361,363	$315,441	$254,274

Note 21 — Quarterly Financial Data (Unaudited)

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Sales	$90,746	$86,188	$92,924	$91,505	$361,363
Cost of sales	78,938	76,787	81,470	80,258	317,453

Gross margin	11,808	9,401	11,454	11,247	43,910
Net income (loss)	592	(340)	(5,452)	(4,366)	(9,566)
Earnings (loss) per common share:
Basic	$0.05	$(0.03)	$(0.44)	$(0.35)	$(0.78)
Diluted	$0.05	$(0.03)	$(0.44)	$(0.35)	$(0.78)
Dividends declared	$—	$—	$—	$—	$—

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Sales	$72,266	$74,304	$85,233	$83,638	$315,441
Cost of sales	63,009	67,461	74,815	76,321	281,606

Gross margin	9,257	6,843	10,418	7,317	33,835
Net income (loss)	336	(1,575)	(709)	(3,169)	(5,117)
Earnings (loss) per common share:
Basic	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)
Diluted	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)
Dividends declared	$—	$—	$—	$—	$—

In the fourth quarter of fiscal 2012, the Company redeemed $28.9 million of its outstanding Series A Preferred Stock at the original issue price of $23.5 million plus accrued dividends of $5.4 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $3.2 million and amortization of issuance costs of $0.6 million as a loss on redemption in other non-operating income (expense). See Note 6.

Note 22 — Legal Proceedings and Contingencies

In June 2011, the Company was notified that a complaint had been filed in the United States District Court for the District of New Jersey alleging that certain pet products supplied to a customer by the Company’s subsidiary, Penford Products Co. (“Penford Products”), infringe upon a patent owned by T.F.H. Publications, Inc. (“Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. Penford Products commenced a vigorous defense at that time. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon Plaintiff’s patents. The Company believes that its products do not infringe upon any of Plaintiff’s patents and has continued its defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Company sold its Australia/New Zealand operations in fiscal 2010. At August 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow to be released in four equal installments. Penford Australia has received approximately $1.225 million of the escrowed payments to date. The remaining escrowed payments of approximately $775,000 are subject to warranty claims made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets. In August 2012, the purchaser submitted a statement to an agreed-upon arbitrator in which it indicated that its total claim was approximately $901,000, including certain taxes. The Company believes that the purchaser’s claims are without merit and is contesting them. At August 31, 2012, no allowance relating to the claim has been established.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matters identified in the preceding two paragraphs, management is unable to provide additional information regarding any possible loss because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. The Company expenses legal costs as incurred. In the judgment of management, which relies in part on information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations or liquidity of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Penford Corporation:

We have audited the accompanying consolidated balance sheets of Penford Corporation and subsidiaries (the Company) as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended August 31, 2012. We also have audited Penford Corporation’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penford Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penford Corporation and subsidiaries as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Penford Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Denver, Colorado

November 8, 2012

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of August 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of August 31, 2012.

Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the related report of the Company’s registered independent public accounting firm are included below and at the end of Item 8 above. There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of the subsidiaries of the Company except for Penford Carolina, which acquired the Carolina Starches businesses on January 11, 2012. The consolidated sales for the year ended August 31, 2012 were $361.4 million, including $14.7 million of Penford Carolina sales. The consolidated total assets at August 31, 2012 were $236.0 million, including Penford Carolina assets of $11.3 million. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2012.

Item 9B. Other Information.

On November 6, 2012, the Company’s Board of Directors and its Executive Compensation and Development Committee approved the payment of bonuses to the Company’s salaried employees, including bonuses to the Company’s named executive officers. The bonus payments reflect the Board’s desire to retain and motivate employees and reward them for contributions to the Company’s performance. The following bonuses were awarded to named executives: Mr. Malkoski, $525,000; Mr. Cordier, $250,000; Mr. Kortemeyer, $85,000; Mr. Randall, $140,000; and Mr. Lawlor, $95,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Governance of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1 of this Annual Report.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Corporate Controller. This Code embodies the commitment of the Company and its subsidiaries to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Code is available on the Company’s Internet site at www.penx.com under the Investor Center section.

Item 11. Executive Compensation.

The applicable information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” and “Governance of the Company” and “Report of the Executive Compensation and Development Committee” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Ownership of Company Stock” in the 2013 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2012. Equity compensation not approved by security holders represents compensatory stock options granted to the former owners of Carolina Starches. See Note 11 to the Consolidated Financial Statements.

Equity Compensation Plan Information Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Stock Option Plan(1)	406,625	$14.26	—
2006 Long-Term Incentive Plan (2)	1,302,500	$10.28	353,616
Stock Option Plan for Non-Employee Directors (3)	33,291	$10.36	—

Total	1,742,416	$11.21	353,616

Equity compensation not approved by security holders:
Stock options to owners of acquired businesses	82,500	5.29	—

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.
(2)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 61,716 issued but unvested shares of common stock at August 31, 2012.
(3)	This plan has been terminated and no additional options will be granted under this plan.

Material Terms of Stock Options to Owners of Acquired Businesses. On January 11, 2012, in connection with the Company’s acquisition of the Carolina Starches businesses, the Company entered into stock option agreements with R. Bentley Cheatham, Dwight L. Carlson and Steven P. Brower, the former owners of Carolina Starches. Pursuant to these agreements, Penford granted each such individual nonqualified stock options to purchase up to 27,500 shares of the Company’s common stock, $1.00 par value per share, at an exercise price equal to the closing price as of the close of business on January 11, 2012. Each stock option grant was approved by a majority of the Company’s independent directors, and was granted as an inducement material to each recipient’s entering into employment with a subsidiary of the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Pursuant to the terms of the stock option agreements, the options have a term of seven years and will vest over a two year period, with one-half of the options vesting on the first anniversary of the grant date and the remainder becoming vested on the second anniversary of the grant date, provided that the recipient has not been terminated by the Company for cause or resigned by such date. The vesting of these options will accelerate and the award will become exercisable in full effectively immediately prior to a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2013 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Governance of the Company” and “Election of Directors” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to KPMG LLP” in the 2013 Proxy Statement and is incorporated herein by reference.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of November 2012.

PENFORD CORPORATION

/s/ Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on November 8, 2012.

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

Exhibit No.	Item

3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)

3.2	Amended and Restated Bylaws

3.3	Articles of Amendment of Penford Corporation for Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

3.4	Articles of Amendment of Penford Corporation for Series B Voting Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Cordier, Kortemeyer, Kunerth, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant's File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*

10.3	Form of Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2008, filed January 9, 2009)*

10.4	Form of Second Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2010, filed November 12, 2010)*

10.5	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant's File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*

10.6	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*

10.7	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*

10.8	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*

10.9	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*

Exhibit No.	Item

10.10	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.11	Penford Corporation 2006 Long Term Incentive Plan, as amended (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 21, 2011)*

10.12	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)

10.13	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)

10.16	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*

10.17	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.18	Form of Performance-Based Cash Award Agreement under the 2006 Long-Term Incentive Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2009, filed January 8, 2010) *

10.19	Securities Purchase Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.20	Investor Rights Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.21	Standstill Letter Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.22	Third Amended and Restated Credit Agreement among the Company, Penford Products Co., Bank of Montreal, Bank of America National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.23	Fourth Amended and Restated Credit Agreement dated July 9, 2012 among the Company, certain of its subsidiary companies, and the following banks; Bank of Montreal, as Administrative Agent; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, as Syndication Agent; JPMorgan Chase, N.A. and KeyBank National Association, as Co-Documentation Agents; First Midwest Bank; Bank of America National Association; Greenstone Farm Credit Services, ACA; and Private Bank and Trust Company (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated July 9, 2012, filed July 11, 2012)

Exhibit No.	Item

10.24	Amended and Restated Business Sale and Membership Interest Purchase Agreement between the Company and each of R. Bentley Cheatham, Dwight Carlson, Steven P. Brower, Keystone Starches, LLC, 7675 South Rail Road, LLC, and 1 Freas Avenue, LLC (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated November 8, 2011, filed January 10, 2012)

10.25	Form of Stock Option Agreement with each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-182753) filed on July 19, 2012)*

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101	The following materials for the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 formatted in XBRL: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Operations; (3) the Consolidated Statements of Comprehensive Income (Loss); (4) the Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement