Form 10-Q
period 2012-11-30
PENFORD CORP
filed 2013-01-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2012

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

The net number of shares of the Registrant’s common stock outstanding as of January 9, 2013 was 12,376,428.

PENFORD CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	November 30, 2012	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121	$154
Trade accounts receivable, net	38,860	36,464
Inventories	39,855	43,672
Prepaid expenses	2,519	2,826
Material and supplies	4,144	3,980
Income tax receivable	177	188
Other	4,534	4,681

Total current assets	90,210	91,965

Property, plant and equipment, net	112,390	113,191
Restricted cash value of life insurance	7,858	7,858
Deferred tax assets	12,078	13,108
Other assets	1,511	1,612
Other intangible assets, net	428	467
Goodwill, net	7,978	7,978

Total assets	$232,453	$236,179

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$5,600	$7,337
Current portion of long-term debt and capital lease obligations	400	458
Accounts payable	19,687	19,201
Accrued liabilities	6,563	9,142

Total current liabilities	32,250	36,138

Long-term debt and capital lease obligations	82,954	84,004
Other postretirement benefits	19,852	19,707
Pension benefit liability	21,348	20,917
Other liabilities	6,670	6,563

Total liabilities	163,074	167,329

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,333 and 14,342 shares, respectively, including treasury shares	14,301	14,281
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	103,601	103,205
Retained earnings (deficit)	1,349	(286)
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(17,115)	(15,593)

Total shareholders’ equity	69,379	68,850

Total liabilities and shareholders’ equity	$232,453	$236,179

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	November 30,
(In thousands, except per share data)	2012	2011
Sales	$94,859	$90,746
Cost of sales	81,601	78,938

Gross margin	13,258	11,808

Operating expenses	7,773	6,109
Research and development expenses	1,465	1,340

Income from operations	4,020	4,359

Interest expense	(1,081)	(2,397)
Other non-operating income (expense), net	(163)	20

Income from operations before income taxes	2,776	1,982

Income tax expense	1,069	1,390

Net income	$1,707	$592

Weighted average common shares and equivalents outstanding:
Basic	12,307	12,276
Diluted	12,372	12,330

Earnings per common share:
Basic earnings per share	$0.14	$0.05
Diluted earnings per share	$0.14	$0.05

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
	November 30,
(In thousands)	2012	2011
Net income	$1,707	$592

Other comprehensive income (loss) net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $(189) and $168	309	(273)
Loss (gain) from derivative transactions reclassified into earnings, net of tax benefit (expense) of $(1,339) and $(368)	(2,186)	(600)
Amortization of prior service cost, net of taxes of $8	14	—
Amortization of actuarial loss, net of taxes of $209	341	—

Other comprehensive loss	(1,522)	(873)

Total comprehensive income (loss)	$185	$(281)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$1,707	$592
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,383	3,512
Non-cash interest on Series A Preferred Stock	—	1,019
Stock-based compensation	417	238
Loss (gain) on sale of fixed assets	12	(3)
Deferred income tax expense	965	1,358
Non-cash loss (gain) on hedging transactions	705	3,742
Change in assets and liabilities:
Trade accounts receivable	(2,397)	(1,238)
Prepaid expenses	43	127
Inventories	3,112	2,967
Decrease (increase) in margin accounts	(2,969)	(1,763)
Accounts payable and accrued liabilities	(1,113)	2,026
Income tax receivable	11	(210)
Pension benefit liability	431	(61)
Other receivables	935	(263)
Other	1,005	139

Net cash flow provided by operating activities	6,247	12,182

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(3,425)	(2,458)
Other	—	11

Net cash used in investing activities	(3,425)	(2,447)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,500	3,500
Payments on revolving line of credit	(3,500)	(9,500)
Payments of long-term debt	(50)	(50)
Payments under capital lease obligations	(68)	(58)
Increase (decrease) in cash overdraft	(1,737)	(3,635)
Other	—	(9)

Net cash used in financing activities	(2,855)	(9,752)

Increase (decrease) in cash and cash equivalents	(33)	(17)
Cash and cash equivalents, beginning of period	154	281

Cash and cash equivalents, end of period	$121	$264

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 10 for financial information regarding the Company’s business segments.

The Company produces certain by-products from its corn starch manufacturing process. The proceeds from the sale of these by-products reduce the cost of corn and, accordingly, are included in cost of sales. Sales of by-products that reduced cost of sales were $22.3 million and $16.9 million for the three-month periods ended November 30, 2012 and 2011, respectively.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produced from potato, corn and tapioca. The acquisition of these businesses provided an important source of raw material to support continued growth in the Food Ingredients business and it broadened the Company’s portfolio of specialty modified industrial starches. See Note 10 for information concerning the integration of the operations of Carolina Starches into the Company’s two business segments.

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2012 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended November 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts, accruals, legal contingencies, the determination of fair value of net assets acquired in a business combination, the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property and equipment, the assessment of a potential impairment of goodwill or long-lived assets and income taxes including the determination of a need for a valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting standards. The guidance was effective for the Company’s fiscal year and interim periods beginning September 1, 2012. The Company has adopted this amended guidance and presented the Condensed Consolidated Statements of Comprehensive Income (Loss) immediately following the Condensed Consolidated Statements of Operations. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income.

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

3—BALANCE SHEET DETAILS

The components of inventory are as follows:

	November 30,	August 31,
	2012	2012
	(In thousands)
Raw materials	$18,773	$19,773
Work in progress	1,639	1,542
Finished goods	19,443	22,357

Total inventories	$39,855	$43,672

The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2012	2012
	(In thousands)
Land	$11,624	$11,623
Plant and equipment	352,450	346,087
Construction in progress	3,741	7,679

	367,815	365,389
Accumulated depreciation	(255,425)	(252,198)

Net property, plant and equipment	$112,390	$113,191

At November 30, 2012 and August 31, 2012, the Company had approximately $0.1 million and $1.1 million, respectively, of payables related to property, plant and equipment which have been excluded from acquisitions of property, plant and equipment in the statement of cash flows.

Components of accrued liabilities are as follows:

	November 30,	August 31,
	2012	2012
	(In thousands)
Employee-related costs	$2,778	$4,837
Other accrued liabilities	3,785	4,305

Total accrued liabilities	$6,563	$9,142

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

4—DEBT

As of November 30, 2012, the Company had $81.6 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

The maturity date for the revolving loans under the 2012 Agreement is July 9, 2017. Interest rates under the 2012 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR can range between 2% and 4%, depending upon the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (defined in the 2012 Agreement as the “Total Leverage Ratio”).

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.75 through November 30, 2012; 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures will be restricted to $15 million beginning in fiscal 2013 if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

At November 30, 2012, the Company also had two non interest bearing loans from the Iowa Department of Economic Development (“IDED”). The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At November 30, 2012, the Company had $1.4 million outstanding related to the IDED loans.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of November 30, 2012, the Company was not permitted to pay dividends.

5—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rate for the first quarter of fiscal 2013 was 38.5%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes.

The Company’s effective tax rate for the first quarter of fiscal 2012 was 70%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes and dividends and accretion of discount on the Company’s 15% Series A Preferred Stock. The dividends and accretion of discount were reported as interest expense in the Condensed Consolidated Statements of Operations but were not deductible for tax return purposes.

Valuation Allowance

In fiscal 2012, the Company recorded a $1.8 million valuation allowance primarily related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if these tax credit carryforwards are utilized. There was no change in the valuation allowance in the first quarter of fiscal 2013.

At November 30, 2012, the Company had $13.3 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2012. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Uncertain Tax Positions

In the quarter ended November 30, 2012, the amount of unrecognized tax benefits increased by approximately $43,000. The total amount of unrecognized tax benefits at November 30, 2012 was $1.1 million, all of which, if recognized, would favorably impact the effective tax rate. At November 30, 2012, the Company had $0.2 million of accrued interest and penalties included in the long-term tax liability.

Other

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

6—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The components of accumulated other comprehensive loss and other comprehensive income (loss) are summarized as follows:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Gains (Losses) on Postretirement Obligations	Accumulated Other Comprehensive Loss
Balance at August 31, 2012	$1,638	$(17,231)	$(15,593)
Other comprehensive income (loss), net of taxes	(1,877)	355	(1,522)

Balance at November 30, 2012	$(239)	$(16,876)	$(17,115)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Postretirement Obligations	Accumulated Other Comprehensive Loss
Balance at August 31, 2011	$731	$(8,290)	$(7,559)
Other comprehensive income (loss), net of taxes	(873)	—	(873)

Balance at November 30, 2011	$(142)	$(8,290)	$(8,432)

7—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan, as amended, (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of November 30, 2012, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 366,116. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the three months ended November 30, 2012, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2012	1,824,916	$10.94
Granted	25,000	7.60
Exercised	—	—
Cancelled	(48,191)	13.92

Outstanding Balance, November 30, 2012	1,801,725	10.82	3.86	$1,394,000

Options Exercisable at November 30, 2012	1,005,225	$14.90	2.05	$50,300

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.35 as of November 30, 2012 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the three months ended November 30, 2012.

The Company estimated the fair value of stock options granted during the first three months of fiscal 2013 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	67%
Expected life (years)	5.0
Interest rate	0.6-1.0%
Weighted-average fair values	$4.20

As of November 30, 2012, the Company had $1.3 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November 30, 2012 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2012	61,716	$5.94
Granted	—	—
Vested	(29,865)	6.25
Cancelled	—	—

Nonvested at November 30, 2012	31,851	$5.65

On January 26, 2012, each non-employee director received an award of 3,539 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on January 26, 2012. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of November 30, 2012, the Company had less than $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.2 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended November 30,
	2012	2011
Cost of sales	$—	$25
Operating expenses	417	203
Research and development expenses	—	10

Total stock-based compensation expense	$417	$238
Income tax benefit	158	90

Total stock-based compensation expense, net of tax	$259	$148

8—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs are as follows:

	Three months ended November 30,
Defined benefit pension plans	2012	2011
	(in thousands)
Service cost	$486	$380
Interest cost	662	682
Expected return on plan assets	(717)	(729)
Amortization of prior service cost	60	57
Amortization of actuarial losses	483	193

Net periodic benefit cost	$974	$583

	Three months ended November 30,
Post-retirement health care plans	2012	2011
	(in thousands)
Service cost	$59	$57
Interest cost	215	243
Amortization of prior service credit	(38)	(38)
Amortization of actuarial losses	67	—

Net periodic benefit cost	$303	$262

9—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of November 30, 2012 and August 31, 2012:

As of November 30, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(407)	$—	$—	$(407)

(1)	On the consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $1.5 million at November 30, 2012.

As of August 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(1,422)	$—	$—	$(1,422)

(1)	On the consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $2.6 million at August 31, 2012.

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

The Company has two non-interest bearing loans from the State of Iowa. The carrying value of the debt at November 30, 2012 was $1.4 million and the fair value of the debt was estimated to be $1.2 million. See Note 4. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input is the discount rate which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

Commodity Contracts

The Company uses forward contracts and readily marketable exchange-traded futures on corn and natural gas to manage the price risk of these inputs to its manufacturing process. The Company also uses futures contracts to manage the variability of the cash flows from the forecasted sales of ethanol. The Company has designated the derivative instruments on corn and the forecasted sales of ethanol as hedges.

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, future changes in fair value would be recognized in current earnings as a component of cost of goods sold.

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford from time to time uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also at times uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in other comprehensive income at November 30, 2012 that is expected to be reclassified into income within 12 months is $0.2 million.

As of November 30, 2012, Penford had purchased corn positions of 6.3 million bushels, of which 3.7 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 2.6 million bushels.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk cause by market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. In September 2011, the Company discontinued hedge accounting treatment for natural gas futures as the hedging relationship no longer met the requirements for hedge accounting. Gains and losses on natural gas futures contracts are recognized in current earnings in cost of sales.

As of November 30, 2012, the Company had the following outstanding futures contracts:

Corn Futures	4,370,000	Bushels
Natural Gas Futures	970,000	mmbtu (millions of British thermal units)
Ethanol Futures	4,350,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of November 30, 2012 and August 31, 2012.

	Assets			Liabilities
		Fair Value			Fair Value
In thousands	Balance Sheet Location	Nov 30 2012	Aug 31 2012	Balance Sheet Location	Nov 30 2012	Aug 31 2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures	Other Current Assets	$88	$12	Other Current Assets	$—	$126
Ethanol Futures	Other Current Assets	—	—	Other Current Assets	57	706

Fair Value Hedges:
Corn Futures	Other Current Assets	—	—	Other Current Assets	238	602

Derivatives not designated as hedging instruments:
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	200	—

		$88	$12		$495	$1,434

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three month periods ended November 30, 2012 and 2011.

	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended Nov 30		3 Months Ended Nov 30		3 Months Ended Nov 30
In thousands	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$(255)	$(1,609)	$3,432	$2,074	$197	$(311)
Natural Gas Futures (1)	—	—	—	(272)	—	—
Ethanol Futures (1)	753	1,168	93	(834)	(11)	—

	$498	$(441)	$3,525	$968	$186	$(311)

Fair Value Hedges:
Corn Futures (1) (2)					$15	$(99)

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)					$(171)	$(712)

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

10—SEGMENT REPORTING

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily paper and packaging products and fuel grade ethanol. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three months ended November 30
	2012	2011
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$43,802	$32,386
Ethanol	23,403	32,436

	67,205	64,822
Food Ingredients	27,654	25,924

	$94,859	$90,746

Income (loss) from operations:
Industrial Ingredients	$1,387	$743
Food Ingredients	5,355	5,959
Corporate and other	(2,722)	(2,343)

	$4,020	$4,359

In January 2012, the Company acquired, through purchase or capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products for the paper and packaging industries. The acquisition of this business provided an important source of raw material to support continued growth in the Food Ingredients business and it broadened the Company’s portfolio of specialty modified industrial starches.

The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at November 30, 2012 included $11.2 million of assets related to the acquisition. Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the sales and marketing functions of the acquired operations are being managed by the Industrial Ingredients business. Therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations. Included in Industrial Ingredients revenue is $5.3 million in sales for the three-month period ended November 30, 2012, arising from the acquired operations.

	November 30,	August 31,
	2012	2012
	(In thousands)
Total assets:
Industrial Ingredients	$140,839	$143,039
Food Ingredients	63,742	63,949
Corporate and other	27,872	29,191

	$232,453	$236,179

11—EARNINGS PER SHARE

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

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from operations to income from operations applicable to common shares and the computation of diluted weighted average shares outstanding.

	Three months ended November 30
	2012	2011
	(In thousands)
Numerator:
Net income	$1,707	$592
Less: Allocation to participating securities	(7)	(3)

Net income applicable to common shares	$1,700	$589

Denominator:
Weighted average common shares outstanding, basic	12,307	12,276
Dilutive stock options and awards	65	54

Weighted average common shares outstanding, diluted	12,372	12,330

Weighted-average stock options to purchase 957,446 and 1,309,499 shares of common stock for the three months ended November 30, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

12—LEGAL PROCEEDINGS AND CONTINGENCIES

The Company sold its Australia/New Zealand Operations in fiscal 2010. At November 30, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.6 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities.

Proceeds from the sale of the Australia/New Zealand Operations included $2.0 million placed in escrow to be released in four equal installments. Penford Australia has received approximately $1.225 million of the escrowed payments to date. The remaining escrowed payments of approximately $775,000 have been subject to warranty claims made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets (the “Lane Cove Assets”). In August 2012, the purchaser submitted a statement to an agreed-upon arbitrator in which it indicated that its total claims amounted to approximately $901,000, including certain taxes. On December 17, 2012, the arbitrator issued a written decision in which he awarded the purchaser approximately $143,000 for certain of those claims but denied relief with respect to the other claims. While the Company believes that, due to the terms of the agreement providing for the sale of the Lane Cove Assets, the purchaser is owed nothing, the Company has established an allowance of $163,000 to cover the arbitrator’s award and certain other costs.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. The Company expenses legal costs as incurred. In the judgment of management, which relies in part on information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not, materially affect the consolidated financial position, results of operations, or liquidity of the Company, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

The Company regularly evaluates the status of claims and any related legal proceedings in which it is involved in order to assess whether a loss is probable, whether there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. Except as noted above with regard to the sale of the Lane Cove Assets, management is unable to provide additional information regarding any possible losses arising from such claims because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual issues to be resolved.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase or lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch based products for the paper and packaging industries. The net assets and results of operations of the Carolina Starches business have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products.

Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the sales and marketing functions of the acquired operations are being managed by the Industrial Ingredients business. Therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations in the Condensed Consolidated Financial Statements and this Part I Item 2.

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

Results of Operations

Executive Overview

Quarter ended November 30, 2012:

•	Consolidated sales increased 4.5% to $94.9 million from $90.7 million for the quarter ended November .

•	Sales growth was driven by a volume increase in the Food Ingredients businesses and sales contributed by the acquired Carolina Starches operations.

•	Consolidated gross margin as a percent of sales was 14.0% compared to 13.0% a year ago. Gross margin was higher by $1.5 million.

•

Interest expense dropped by $1.3 million on lower interest rates on the Company’s credit facility which was utilized to fund the redemptions of the 15% Series A Preferred Stock in the third and fourth quarters of fiscal 2012.

•	Income tax expense for the first quarter of fiscal 2013 was 38.5% of pre-tax income. The difference between the effective tax rate and the statutory rate is primarily due to state income taxes.

Industrial Ingredients

First quarter fiscal 2013 sales at the Company’s Industrial Ingredients business unit increased $2.4 million, or 3.7% to $67.2 million from $64.8 million during the first quarter of fiscal 2012. This increase was primarily due to:

•	First quarter revenue included $5.3 million from the acquired operations of Carolina Starches.

•

Industrial corn starch sales, excluding sales contributed by Carolina Starches, in the three months ended November 30, 2012 increased $6.0 million, or 18.5%, to $38.4 million from $32.4 million last year. Industrial starch volume expanded 14.5%. The remaining amount of the increase is attributable to favorable pricing and product mix.

•

Ethanol sales declined $8.9 million, or 27.6%, to $23.5 million from $32.4 million on a 16% decrease in volume and a 14% decline in average unit selling prices. During the first quarter of fiscal 2013, the Industrial Ingredients business shifted more of its production to higher margin industrial and food starches.

Industrial Ingredients’ income from operations for the first quarter of fiscal 2013 was $1.4 million, an 87% increase from operating income of $0.7 million in the first quarter of fiscal 2012. Gross margin for the first quarter of fiscal 2013 increased $1.6 million to $5.2 million due to lower net corn costs of $3.1 million, lower energy costs of $1.2 million, and margin from the Carolina Starches business of $0.6 million, partially offset by higher manufacturing costs of $0.5 million, unfavorable ethanol pricing partially offset by higher industrial corn starch pricing of $2.5 million and lower volume of $0.3 million. Operating and research and development expenses increased by $0.9 million in the first quarter of fiscal 2013 due to $0.4 million of expenses attributable to the acquired Carolina Starches operations. The remainder of the increase was due to additional investments in research and development and bioproducts sales and marketing resources.

Food Ingredients

Fiscal 2013 first quarter sales for the Food Ingredients segment of $27.7 million increased 6.7%, or $1.7 million, over the first quarter of fiscal 2012, primarily due to higher volume. Average unit pricing was comparable to the prior year. Sales of non-coating applications expanded 12%, led by sales to the protein and soups/sauces/gravies end markets. Sales of non-coating value-added applications contributed over 60% of total segment revenues and accounted for all of the sales growth in the first quarter. Sales of coating applications declined 3% on a decrease in volume of 4%, offset by favorable average unit pricing of 2%. Coating application sales in the first quarter a year ago included a pipeline fill by a customer for a new product introduction.

Operating income for the first quarter of fiscal 2013 at the Company’s Food Ingredients segment declined 10.1% to $5.4 million from $6.0 million in the same period last year due to an increase in operating and research and development expenses of $0.5 million and a decrease in gross margin of $0.1 million. First quarter gross margin declined due to higher raw material and labor costs. Operating and research and development expenses increased due to higher employee and legal costs.

Corporate operating expenses

Corporate operating expenses for the first quarter of fiscal 2013 increased $0.4 million to $2.7 million from $2.3 million in the first quarter last year due to an increase in employee costs.

Non-operating expense

Non-operating expense consisted primarily of an allowance for the claim against escrow funds made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets which were sold in fiscal 2010. See Note 12 to the Condensed Consolidated Financial Statements.

Interest expense

In the third and fourth quarters of fiscal 2012, the Company redeemed $40.0 million of its outstanding Series A 15% Cumulative Preferred Stock (the “Preferred Stock”). The redemptions were funded with available balances on the Company’s revolving credit facility. Dividends and discount accretion on the Preferred Stock were recorded as interest expense in fiscal 2012. Interest expense for the first quarter of fiscal 2013 decreased $1.3 million to $1.1 million from $2.4 million in the first quarter of the prior year. The decrease was primarily due to the lower interest rates available to the Company under its credit facility compared with the higher dividend rate on the Preferred Stock. The interest rate on the Company bank debt was based on a margin over LIBOR (London Interbank Offered Rate).

Income taxes

The Company’s effective tax rate for the first quarter of fiscal 2013 was 38.5%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% was primarily due to state income taxes.

The Company’s effective tax rate for the first quarter of fiscal 2012 was 70%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes and dividends and accretion of discount on the Preferred Stock. The dividends and accretion of discount were reported as interest expense in the Condensed Consolidated Statements of Operations but were not deductible for tax return purposes.

In fiscal 2012, the Company recorded a $1.8 million valuation allowance primarily related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that these small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and it has recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if these tax credit carryforwards are utilized. There was no change in the valuation allowance in the first quarter of fiscal 2013.

At November 30, 2012, the Company had $13.3 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2012. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its bank credit facility.

Operating Activities

Cash provided by operations was $6.2 million for the three months ended November 30, 2012 compared with $12.2 million for the same period last year. The decline in operating cash flow was primarily due to higher working capital requirements. Also affecting the change in reported operating cash flows were decreases in non-cash interest expense related to the Preferred Stock and in non-cash losses on hedging transactions.

Investing Activities

Cash used in investing activities of $3.4 million was for investments in capital projects. See Note 3 to the Condensed Consolidated Financial Statements. The Company expects total capital expenditures for fiscal 2013 to be approximately $15-$18 million.

Financing Activities

As of November 30, 2012, the Company had $81.6 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

There are no scheduled principal payments prior to maturity of the credit facility on July 9, 2017. Interest rates under the 2012 Agreement are based on either LIBOR or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR ranges between 2% and 4%, depending upon the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as set forth in the 2012 Agreement).

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.75 through November 30, 2012; 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures would be restricted to $15 million beginning in fiscal 2013 if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of November 30, 2012, the Company was not permitted to pay dividends.

Contractual Obligations

The Company is a party to various debt and lease agreements at November 30, 2012 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at November 30, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”) to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting standards. The guidance was effective for the Company’s fiscal year and interim periods beginning September 1, 2012. The Company has adopted this amended guidance and presented the Condensed Consolidated Statements of Comprehensive Income immediately following the Condensed Consolidated Statements of Operations. In December 2011, the FASB deferred the effective date for certain requirements included in ASU 2011-05 as they relate to presentation of reclassification adjustments for items that are reclassified from other comprehensive income to net income.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. See the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 for a description of critical accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2012, which include but are not limited to:

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

•	interest rate, chemical and energy cost volatility;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates,

•	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended; and

•	other factors described in the Company’s Form 10-K Part I, Item 1A “Risk Factors.”

Item 3:	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from adverse changes in interest rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of November 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of November 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

See Note 12 to the Company’s financial statements.

Item 1A:	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K and in this Item 1A are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30, 2012	—	—	—	—
October 1 – October 31, 2012	9,479	$7.62	—	—
November 1 – November 30, 2012	—	—	—	—

Total	9,479	$7.62	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations on vesting of restricted stock awards.

Item 6:	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three months ended November 30, 2012, filed on January 9, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 9, 2013	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer