Form 10-Q
period 2013-02-28
PENFORD CORP
filed 2013-04-05
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2013

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

The net number of shares of the Registrant’s common stock outstanding as of April 2, 2013 was 12,418,428.

PENFORD CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 28, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150	$154
Trade accounts receivable, net	39,877	36,464
Inventories	47,513	43,672
Prepaid expenses	2,221	2,826
Material and supplies	4,260	3,980
Income tax receivable	229	188
Other	3,120	4,681

Total current assets	97,370	91,965

Property, plant and equipment, net	110,948	113,191
Restricted cash value of life insurance	7,858	7,858
Deferred tax assets	11,558	13,108
Other assets	1,412	1,612
Other intangible assets, net	390	467
Goodwill, net	7,978	7,978

Total assets	$237,514	$236,179

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$8,510	$7,337
Current portion of long-term debt and capital lease obligations	339	458
Accounts payable	16,261	19,201
Accrued liabilities	7,303	9,142

Total current liabilities	32,413	36,138

Long-term debt and capital lease obligations	85,293	84,004
Other postretirement benefits	19,993	19,707
Pension benefit liability	21,779	20,917
Other liabilities	6,724	6,563

Total liabilities	166,202	167,329

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,393 and 14,342 shares, respectively, including treasury shares	14,368	14,281
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	104,130	103,205
Retained earnings (deficit)	2,539	(286)
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(16,968)	(15,593)

Total shareholders’ equity	71,312	68,850

Total liabilities and shareholders’ equity	$237,514	$236,179

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Sales	$89,037	$86,188	$183,896	$176,934
Cost of sales	78,036	76,787	159,637	155,725

Gross margin	11,001	9,401	24,259	21,209

Operating expenses	7,171	6,434	14,944	12,543
Research and development expenses	1,300	1,317	2,765	2,657

Income from operations	2,530	1,650	6,550	6,009

Interest expense	(983)	(2,430)	(2,064)	(4,827)
Other non-operating income (expense), net	84	216	(79)	236

Income (loss) before income taxes	1,631	(564)	4,407	1,418

Income tax expense (benefit)	440	(224)	1,510	1,166

Net income (loss)	$1,191	$(340)	$2,897	$252

Weighted average common shares and equivalents outstanding:
Basic	12,343	12,300	12,325	12,288
Diluted	12,503	12,300	12,439	12,327

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.10	$(0.03)	$0.23	$0.02
Diluted earnings (loss) per share	$0.10	$(0.03)	$0.23	$0.02

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
(In thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net income (loss)	$1,191	$(340)	$2,897	$252

Other comprehensive income (loss) net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $32, $(319), $(157), and $(152), respectively	(53)	521	256	248

Gain from derivative transactions reclassified into earnings, net of tax expense of $(95), $(221), $(1,434), and $(588), respectively	(155)	(360)	(2,341)	(961)

Amortization of prior service cost, net of taxes of $8, $0, $17, and $0, respectively	14	—	28	—

Amortization of actuarial loss, net of taxes of $209, $0, $418, and $0, respectively	341	—	682	—

Other comprehensive income (loss)	147	161	(1,375)	(713)

Total comprehensive income (loss)	$1,338	$(179)	$1,522	$(461)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(In thousands)	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$2,897	$252
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,803	7,086
Non-cash interest on Series A Preferred Stock	—	2,062
Stock-based compensation	812	446
Loss on sale of fixed assets	12	29
Deferred income tax expense	1,394	960
Non-cash loss on hedging transactions	760	2,696
Change in assets and liabilities:
Trade accounts receivable	(3,413)	(4,190)
Prepaid expenses	234	(168)
Inventories	(4,601)	954
Decrease (increase) in margin accounts	(2,853)	512
Accounts payable and accrued liabilities	(4,076)	(1,274)
Income tax receivable	(41)	(127)
Pension benefit liability	862	(61)
Other receivables	2,080	(279)
Other	1,589	138

Net cash flow provided by operating activities	2,459	9,036

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(4,990)	(6,049)
Acquisition of Carolina Starches, net of cash acquired	—	(8,347)
Other	—	21

Net cash used in investing activities	(4,990)	(14,375)

Cash flows from financing activities:
Proceeds from revolving line of credit	10,500	23,000
Payments on revolving line of credit	(9,100)	(14,400)
Payments of long-term debt	(100)	(100)
Payments under capital lease obligation	(139)	(118)
Exercise of stock options	201	—
Increase (decrease) in cash overdraft	1,173	(2,731)
Other	(8)	2

Net cash provided by financing activities	2,527	5,653

Increase (decrease) in cash and cash equivalents	(4)	314
Cash and cash equivalents, beginning of period	154	281

Cash and cash equivalents, end of period	$150	$595

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

The Company produces certain by-products from its corn starch manufacturing process. The proceeds from the sale of these by-products reduce the cost of corn and, accordingly, are included in cost of goods sold. Sales of by-products that reduced cost of goods sold were $20.5 million and $42.8 million for the three- and six-month periods ended February 28, 2013, respectively; and $17.0 million and $33.8 million for the three- and six-month periods ended February 29, 2012, respectively.

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

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2013 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended February 28, 2013 and February 29, 2012 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting standards. The guidance was effective for the Company’s fiscal year and interim periods beginning September 1, 2012. The Company adopted this amended guidance in fiscal 2013 and presented the Condensed Consolidated Statements of Comprehensive Income (Loss) immediately following the Condensed Consolidated Statements of Operations.

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance, which is effective prospectively for reporting periods beginning after December 15, 2012, does not change the current requirements for reporting net income or other comprehensive income. The Company is evaluating the impact this guidance will have on its disclosures.

In December 2011, the FASB issued guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods, and interim reporting periods within those years, beginning on or after January 1, 2013 (fiscal 2014 for Penford). The Company is evaluating the impact this update will have on its disclosures.

3—BALANCE SHEET DETAILS

The components of inventory are as follows:

	February 28, 2013	August 31, 2012
	(In thousands)

Raw materials	$23,924	$19,773
Work in progress	1,580	1,542
Finished goods	22,009	22,357

Total inventories	$47,513	$43,672

The components of property, plant and equipment are as follows:

	February 28, 2013	August 31, 2012
	(In thousands)

Land	$11,624	$11,623
Plant and equipment	353,565	346,087
Construction in progress	4,468	7,679

	369,657	365,389
Accumulated depreciation	(258,709)	(252,198)

Net property, plant and equipment	$110,948	$113,191

At February 28, 2013 and August 31, 2012, the Company had approximately $0.4 million and $1.1 million, respectively, of payables related to property, plant and equipment which have been excluded from acquisitions of property, plant and equipment in the statement of cash flows.

Components of accrued liabilities are as follows:

	February 28, 2013	August 31, 2012
	(In thousands)

Employee-related costs	$3,434	$4,837
Other accrued liabilities	3,869	4,305

Total accrued liabilities	$7,303	$9,142

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

4—DEBT

As of February 28, 2013, the Company had $84.0 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

At February 28, 2013, the Company also had two non interest bearing loans from the Iowa Department of Economic Development (“IDED”). The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At February 28, 2013, the Company had $1.3 million outstanding related to the IDED loans.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of February 28, 2013, the Company was not permitted to pay dividends.

5—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2013 were 27% and 34%, respectively. The difference between the effective tax rates and the U.S. federal statutory tax rate was primarily due to state income taxes, offset by the tax benefit associated with the research and development tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated, to January 1, 2012, several corporate tax provisions that had expired, including the research and development tax credit. The Company recorded $0.15 million in the second quarter of fiscal 2013 related to this tax credit for research and development activities in fiscal 2012, which reduced the effective tax rates by 9% and 3%, respectively, for the three- and six-month periods ended February 28, 2013.

The Company’s effective tax rate for the first half of fiscal 2012 was 82%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes and dividends and accretion of discount on the Company’s 15% Series A Preferred Stock. The dividends and accretion of discount were reported as interest expense in the Condensed Consolidated Statements of Operations but were not deductible for tax return purposes. The Series A Preferred Stock was redeemed in the third and fourth quarters of fiscal 2012.

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

At February 28, 2013, the Company had $12.7 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of February 28, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Uncertain Tax Positions

In the three- and six month periods ended February 28, 2013, the amount of unrecognized tax benefits increased by approximately $20,000 and $63,000, respectively. The total amount of unrecognized tax benefits at February 28, 2013 was $1.1 million, all of which, if recognized, would favorably impact the effective tax rate. At February 28, 2013, the Company had $0.2 million of accrued interest and penalties included in Other liabilities in the Condensed Consolidated Balance Sheets.

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

6—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The components of accumulated other comprehensive loss and other comprehensive income (loss) are summarized as follows:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Gains (Losses) on Postretirement Obligations	Accumulated Other Comprehensive Loss

Balance at August 31, 2012	$1,638	$(17,231)	$(15,593)
Other comprehensive income (loss), net of taxes	(2,085)	710	(1,375)

Balance at February 28, 2013	$(447)	$(16,521)	$(16,968)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Postretirement Obligations	Accumulated Other Comprehensive Loss

Balance at August 31, 2011	$731	$(8,290)	$(7,559)
Other comprehensive income (loss), net of taxes	(713)	—	(713)

Balance at February 29, 2012	$18	$(8,290)	$(8,272)

7—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan, as amended, (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of February 28, 2013, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 311,116. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the six months ended February 28, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value

Outstanding Balance, August 31, 2012	1,824,916	$10.94
Granted	100,000	7.97
Exercised	(35,500)	5.65
Cancelled	(69,964)	13.43

Outstanding Balance, February 28, 2013	1,819,452	10.79	3.76	$3,841,500

Options Exercisable at February 28, 2013	1,216,453	$13.16	2.63	$1,341,700

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.15 as of February 28, 2013 that would have been received by the option holders had all option holders exercised on that date.

The Company estimated the fair value of stock options granted during the first six months of fiscal 2013 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	68%
Expected life (years)	4.6
Interest rate	0.6-1.0%
Weighted-average fair values	$4.30

As of February 28, 2013, the Company had $1.2 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 28, 2013 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2012	61,716	$5.94
Granted	24,489	7.35
Vested	(61,716)	5.94
Cancelled	—	—

Nonvested at February 28, 2013	24,489	$7.35

On January 1, 2013, each non-employee director received an award of 2,721 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on December 31, 2012. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of February 28, 2013, the Company had $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.8 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Cost of sales	$—	$6	$—	$32
Operating expenses	395	200	812	403
Research and development expenses	—	2	—	11

Total stock-based compensation expense	$395	$208	$812	$446
Income tax benefit	150	79	309	169

Total stock-based compensation expense, net of tax	$245	$129	$503	$277

8—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs are as follows:

Defined benefit pension plans	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)

Service cost	$486	$380	$972	$760
Interest cost	662	682	1,324	1,364
Expected return on plan assets	(717)	(729)	(1,434)	(1,458)
Amortization of prior service cost	60	57	120	114
Amortization of actuarial losses	483	193	966	386

Net periodic benefit cost	$974	$583	$1,948	$1,166

Post-retirement health care plans	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)

Service cost	$59	$57	$118	$114
Interest cost	215	243	430	486
Amortization of prior service cost	(38)	(38)	(76)	(76)
Amortization of actuarial losses	67	—	134	—

Net periodic benefit cost	$303	$262	$606	$524

9—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of February 28, 2013 and August 31, 2012:

As of February 28, 2013	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(419)	$—	$—	$(419)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $1.1 million at February 28, 2013.

As of August 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(1,422)	$—	$—	$(1,422)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $2.6 million at August 31, 2012.

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

The Company has two non-interest bearing loans from the State of Iowa. The carrying value of the debt at February 28, 2013 was $1.3 million and the fair value of the debt was estimated to be $1.2 million. See Note 4. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input is the discount rate which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in other comprehensive income at February 28, 2013 that is expected to be reclassified into income within 12 months is $0.4 million.

As of February 28, 2013, Penford had purchased corn positions of 4.9 million bushels, of which 2.5 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 2.4 million bushels.

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

As of February 28, 2013, the Company had the following outstanding futures contracts:

Corn Futures	5,170,000	Bushels
Natural Gas Futures	720,000	mmbtu (millions of British thermal units)
Ethanol Futures	290,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of February 28, 2013 and August 31, 2012.

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	Feb 28	Aug 31	Balance Sheet Location	Feb 28	Aug 31
		2013	2012		2013	2012

Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures	Other Current Assets	$—	$12	Other Current Assets	$451	$126
Ethanol Futures	Other Current Assets	—	—	Other Current Assets	4	706

Fair Value Hedges:
Corn Futures	Other Current Assets	173	—	Other Current Assets	44	602

Derivatives not designated as hedging instruments:
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	93	—

		$173	$12		$592	$1,434

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and six- month periods ended February 28, 2013 and February 29, 2012.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended		3 Months Ended		3 Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$(318)	$858	$59	$(130)	$(312)	$132
Natural Gas Futures (1)	—	—	—	(181)	—	—
Ethanol Futures (1)	233	(18)	191	892	—	—

	$(85)	$840	$250	$581	$(312)	$132

Fair Value Hedges:
Corn Futures (1) (2)					$(31)	$(21)

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)					$89	$(336)
FX Contracts (1)					—	9
Soybean Oil Futures (1)					—	12

					$89	$(315)

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	6 Months Ended		6 Months Ended		6 Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$(573)	$(750)	$3,491	$1,944	$(115)	$(179)
Natural Gas Futures (1)	—	—	—	(453)	—	—
Ethanol Futures (1)	986	1,150	284	58	(11)	—

	$413	$400	$3,775	$1,549	$(126)	$(179)

Fair Value Hedges:
Corn Futures (1) (2)					$(16)	$78

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)					$(82)	$(1,048)
FX Contracts (1)					—	9
Soybean Oil Futures (1)					—	12

					$(82)	$(1,027)

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

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$44,237	$37,052	$88,039	$69,438
Ethanol	18,196	24,232	41,599	56,668

	62,433	61,284	129,638	126,106
Food Ingredients	26,604	24,904	54,258	50,828

	$89,037	$86,188	$183,896	$176,934

Income (loss) from operations:
Industrial Ingredients	$(452)	$(985)	$935	$(242)
Food Ingredients	5,535	5,247	10,891	11,206
Corporate and other	(2,553)	(2,612)	(5,276)	(4,955)

	$2,530	$1,650	$6,550	$6,009

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

The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at February 28, 2013 included $11.5 million of assets related to the acquisition. Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the sales and marketing functions of the acquired operations are being managed by the Industrial Ingredients business. Therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations. Included in Industrial Ingredients sales is $6.5 million and $11.8 million for the three and six months ended February 28, 2013, respectively, and $3.6 million for both the three- and six-month periods ended February 29, 2012 arising from the acquired operations.

	February 28, 2013	August 31, 2012
	(In thousands)
Total assets:
Industrial Ingredients	$146,814	$143,039
Food Ingredients	64,253	63,949
Corporate and other	26,447	29,191

	$237,514	$236,179

11—EARNINGS (LOSS) PER SHARE

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

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(In thousands)		(In thousands)
Numerator:
Net income (loss)	$1,191	$(340)	$2,897	$252
Less: Allocation to participating securities	(4)	—	(10)	(1)

Net income (loss) applicable to common shares	$1,187	$(340)	$2,887	$251

Denominator:
Weighted average common shares outstanding, basic	12,343	12,300	12,325	12,288
Dilutive stock options and awards	160	—	114	39

Weighted average common shares outstanding, diluted	12,503	12,300	12,439	12,327

For the three months ended February 29, 2012, there were 42,115 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

Weighted-average stock options to purchase 987,885 and 972,581 shares of common stock for the three and six months ended February 28, 2013, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,528,779 and 1,414,139 shares of common stock for the three and six months ended February 29, 2012, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

12—LEGAL PROCEEDINGS AND CONTINGENCIES

The Company sold its Australia/New Zealand Operations in fiscal 2010. At February 28, 2013, the remaining net assets of the Australia/New Zealand Operations consisted of $0.2 million of cash. Proceeds from the sale of the Australia/New Zealand Operations included $2.0 million placed in escrow, approximately $1.225 million of which had been distributed to the Company’s subsidiary, Penford Australia Limited (“Penford Australia”) in prior periods. During the second quarter of fiscal 2013, Penford Australia received approximately $775,000 in escrowed funds, which represented the entire remaining amount of escrowed funds that had not previously been paid. In connection with Penford Australia’s complete recovery of all the escrowed funds, the Company reversed a reserve of $163,000 that it had recorded in the first quarter of fiscal 2013 in connection with a dispute over the payment of these funds with the purchaser of a portion of Penford Australia’s assets.

On March 15, 2013, the Company entered into an agreement providing for the payment to the Company of $3.4 million in full settlement of certain claims the Company made against a contractor and its insurer that arose from engineering design work performed in connection with the construction of the Company’s ethanol plant completed in 2008. The Company alleged breach of contract and negligence by the contractor, and sought recovery of its costs and damages from the contractor and its insurer due to errors and delays in the performance of the work. The agreement provides for payment of the settlement amount within 45 days from the date of settlement. The Company expects to record the effect of this settlement in its financial statements in the third quarter of fiscal 2013. The settlement amount, net of contingent legal fees, expert fees and other litigation expenses incurred in the matter, of approximately $2.1 million will be reflected as a reduction of the cost of the ethanol plant.

The Company is involved from time to time in various other claims and litigation arising in the normal course of business. The Company expenses legal costs as incurred. In the judgment of management, which relies in part on information obtained from the Company’s outside legal counsel, the ultimate resolution of these other matters will not materially affect the consolidated financial position, results of operations, or liquidity of the Company, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

The Company regularly evaluates the status of claims and any related legal proceedings in which it is involved in order to assess whether a loss is probable, whether there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. Management is unable to provide additional information regarding any possible losses arising from such claims because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual and legal issues to be resolved.

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

In analyzing business trends, management considers a variety of performance and financial measures, including revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes. The notes to the Condensed Consolidated Financial Statements referred to in this MD&A are included in Part I Item 1, “Financial Statements.”

Results of Operations

Executive Overview

Quarters ended February 28, 2013 and February 29, 2012:

•	Net income for the quarter ended February 28, 2013 was $1.2 million, or $0.10 per diluted share, compared to a net loss of $0.3 million, or $0.03 per diluted share last year.

•	Consolidated sales increased 3.3% to $89.0 million from $86.2 million for the same period last year.

•

Sales growth was driven by a volume increase in the Food Ingredients business, sales contributed by the Carolina Starches operations acquired in January 2012, and improvements in pricing and product mix in all businesses.

•	Consolidated gross margin as a percent of sales was 12.4% compared to 10.9% a year ago. Gross margin was higher by $1.6 million.

•

Interest expense dropped by $1.4 million due to lower interest rates available under the Company’s bank credit facility compared with the higher borrowing costs under the Company’s 15% Series A Preferred Stock which was redeemed in the third and fourth quarters of fiscal 2012.

•

Income tax expense for the second quarter and first half of fiscal 2013 was 27% and 34%, respectively, of pre-tax income. The difference between the effective tax rates and the statutory rate is due to state income taxes, offset by the tax benefit associated with the research and development (“R&D”) tax credit. On January 2, 2013, the R&D tax credit was retroactively reinstated to January 1, 2012. The retroactive R&D credit reduced the effective tax rate by 9% and 3%, respectively, for the second quarter and first half of 2013.

Six months ended February 28, 2013 and February 29, 2012:

•

Net income for the six months ended February 28, 2013 rose to $2.9 million from $0.3 million in the same period last year. Earnings per diluted share were $0.23 compared to $0.02 for the first half of fiscal 2012.

•	Consolidated sales increased 3.9% to $183.9 million from $176.9 million last year on pricing and mix improvements in both business segments.

•	Consolidated gross margin as a percent of sales was 13.2% in fiscal 2013 compared to 12.0% in fiscal 2012 on improvements in corn starch manufacturing yields and costs and lower energy costs.

•

As discussed above for the second quarter of fiscal 2013, interest expense declined due to the redemption of the Company’s preferred stock, and the Company’s effective tax rate for the first half of fiscal 2013 was 34%.

Industrial Ingredients

Second quarter fiscal 2013 sales at the Company’s Industrial Ingredients business unit increased $1.1 million, or 1.9%, to $62.4 million from $61.3 million during the second quarter of fiscal 2012. This increase was primarily due to:

•	Second quarter fiscal 2013 included $2.8 million of additional revenue from the operations of Carolina Starches which were acquired mid-second quarter of fiscal 2012.

•

Industrial corn starch sales, excluding sales contributed by Carolina Starches, in the three months ended February 28, 2013 increased $4.3 million, or 13%, to $37.7 million from $33.4 million last year. Industrial starch volume expanded 4%. The remaining amount of the increase is attributable to favorable product mix and pricing, including the pass-through of net corn cost increases to customers.

•	Ethanol sales declined $6.0 million, or 24.9%, to $18.2 million from $24.2 million on a 28% decrease in volume, partially offset by a 4.6% increase in average unit selling prices.

Revenues for the first half of fiscal 2013 increased $3.5 million, or 2.8%, to $129.6 million from $126.1 million in the prior year. The increase was primarily due to:

•	Sales increased $8.2 million attributable to the operations of Carolina Starches which were acquired in January 2012.

•

Industrial corn starch sales, excluding sales contributed by Carolina Starches, rose $10.4 million on a 9% increase in volume and a 6% improvement in product mix and pricing, including the pass-through of increases in the net cost of corn.

•	Ethanol sales declined $15.1 million as volume declined 22% and pricing decreased 6%.

Industrial Ingredients’ loss from operations for the second quarter of fiscal 2013 was $0.5 million compared to an operating loss of $1.0 million in fiscal 2012. Gross margin for the second quarter of fiscal 2013 increased $1.1 million to $2.9 million. The increase was due to improvements in product mix and average unit pricing of $1.7 million and margin from the acquired Carolina Starches business of $0.4 million, partially offset by lower volume of $1.0 million. Operating and research and development expenses increased $0.6 million in the second quarter of fiscal 2013 split equally between additional expenses attributable to the acquired Carolina Starches operations and increased employee costs for bioproducts sales and marketing resources.

Industrial Ingredients’ income from operations for the first half of fiscal 2013 improved $1.2 to $0.9 million. Gross margin during this period increased $2.7 million to $8.0 million. Approximately $0.9 million of the margin increase is attributable to the Carolina Starches business. Improvements in manufacturing costs and yields of $2.5 million, lower energy and chemical costs of $1.8 million, and the effect of higher starch sales of $2.6 million were partially offset by the effect of lower ethanol sales of $4.5 million and higher maintenance and other expenses of $0.6 million.

Food Ingredients

Fiscal 2013 second quarter sales for the Food Ingredients segment of $26.6 million increased 6.8%, or $1.7 million, over the second quarter of fiscal 2012, due to 5% higher volume and a 2% improvement in average unit pricing. Strong sales in non-coating applications, led by sales to the protein, dairy and gluten-free end markets, contributed almost 70% of total segment revenues and accounted for all of the sales growth in the second quarter.

Sales for the first half of fiscal 2013 increased $3.4 million, 6.7% over the previous year’s sales of $50.8 million. Sales volume improved 5.7% and average unit pricing rose 1%. Higher sales of non-coating applications to the protein, soups/sauces/gravies and dairy end markets constituted over 60% of total food ingredient sales and all of the segment revenue growth.

Operating income for the second quarter of fiscal 2013 at the Company’s Food Ingredients segment increased 5.5% to $5.5 million from $5.2 million in the same period last year due to an increase in gross margin of $0.5 million, partially offset by an increase in operating and research and development expenses of $0.2 million. Second quarter gross margin improved primarily due to higher sales. Operating and research and development expenses increased due to higher employee and legal costs.

Segment operating income for the first half of fiscal 2013 declined 2.8% to $10.9 million from $11.2 million in the same period last year. Gross margin improved $0.4 million on the effect of volume increases of $0.9 million, offset by increased manufacturing input costs of $0.5 million. Operating and research and development expenses increased $0.7 million due to higher employee and legal costs.

Corporate operating expenses

Corporate operating expenses of $2.5 million for the second quarter of fiscal 2013 were comparable to the prior year. Corporate operating expenses for the first six months of fiscal 2013 increased $0.3 million to $5.2 million from $4.9 million in the same period last year due to an increase in employee costs.

Non-operating income (expense)

Non-operating income in the second quarter of fiscal 2013 consisted primarily of the reversal of an allowance for a claim against escrow funds made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets which were sold in fiscal 2010. See Note 12 to the Condensed Consolidated Financial Statements.

Interest expense

In the third and fourth quarters of fiscal 2012, the Company redeemed $40.0 million of its outstanding Series A 15% Cumulative Preferred Stock (the “Preferred Stock”). The redemptions were funded with available balances on the Company’s revolving credit facility. Dividends and discount accretion on the Preferred Stock were recorded as interest expense in fiscal 2012. Interest expense for the three- and six-month periods ended February 28, 2013 decreased $1.4 million and $2.8 million, respectively, from the same periods in fiscal 2012. The decrease was primarily due to the lower interest rates available to the Company under its credit facility compared with the higher dividend rate on the Preferred Stock. The interest rate on the Company bank debt was based on a margin over LIBOR (London Interbank Offered Rate).

Income taxes

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2013 were 27% and 34%, respectively. The difference between the effective tax rates and the U.S. federal statutory tax rate was primarily due to state income taxes, offset by the tax benefit associated with the research and development tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated, to January 1, 2012, several corporate tax provisions that had expired, including the research and development tax credit. The Company recorded $0.15 million in the second quarter of fiscal 2013 related to this tax credit for research and development activities in fiscal 2012, which reduced the effective tax rates by 9% and 3% for the three- and six-month periods ended February 28, 2013.

The Company’s effective tax rate for the first half of fiscal 2012 was 82%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes and dividends and accretion of discount on the Company’s 15% Series A Preferred Stock. The dividends and accretion of discount were reported as interest expense in the Condensed Consolidated Statements of Operations but were not deductible for tax return purposes. The Series A Preferred Stock was redeemed in the third and fourth quarters of fiscal 2012.

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

At February 28, 2013, the Company had $12.7 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of February 28, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its bank credit facility.

Operating Activities

Cash provided by operations was $2.5 million for the six months ended February 28, 2013 compared with $9.0 million for the same period last year. The decline in operating cash flow was primarily due to higher working capital requirements. The Company has increased its inventories of corn and corn starch finished goods in response to last year’s drought conditions.

Investing Activities

Cash used in investing activities of $5.0 million was for investments in capital projects. See Note 3 to the Condensed Consolidated Financial Statements. The Company expects total capital expenditures for fiscal 2013 to be approximately $12-$15 million.

Financing Activities

As of February 28, 2013, the Company had $84.0 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of February 28, 2013, the Company was not permitted to pay dividends.

Contractual Obligations

The Company is a party to various debt and lease agreements at February 28, 2013 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at February 28, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance, which is effective prospectively for reporting periods beginning after December 15, 2012, does not change the current requirements for reporting net income or other comprehensive income. The Company is evaluating the impact this guidance will have on its disclosures.

In December 2011, the FASB issued guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods, and interim reporting periods within those years, beginning on or after January 1, 2013 (fiscal 2014 for Penford). The Company is evaluating the impact this update will have on its disclosures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of February 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of February 28, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

The Company resolved or settled certain matters during or after the quarter that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations in the quarter. For further information, see Note 12 to the Company’s financial statements.

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

Item 6:	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three and six months ended February 28, 2013, filed on April 5, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

April 5, 2013	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer