Form 10-K/A
period 2012-08-31
PENFORD CORP
filed 2013-07-08
CIK 739608

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Penford Corporation (“Penford” or “the Company”) as of August 31, 2012 and 2011 and for each of the years in the three-year period ended August 31, 2012, and the unaudited selected quarterly financial data for the fiscal quarters ended November 30, 2011 and 2010, February 29, 2012 and February 28, 2011, May 31, 2012 and 2011, and August 31, 2012 and 2011 presented in Note 21 to the consolidated financial statements filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2012 (the “Original Filing”). Details of the restatement are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” immediately preceding “Overview,” in Note 2 to the Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements,” included in Item 8, and Item 9A “Controls and Procedures” of this Amendment No. 1.

This Amendment No. 1 reflects a correction of an error in the presentation of the proceeds from the sale of by-products from the Company’s manufacturing operations as sales rather than as a reduction of cost of sales in the Consolidated Statements of Operations. The Company has also corrected an error in the Consolidated Statements of Cash Flows to classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity.

This Amendment No. 1 amends and restates Items 1 and 1A of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of the restatement. In addition, in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31,2 and 32. Except as noted above, no other information included in the Original Filing is being amended by this Amendment No. 1. All of the information in this Amendment No. 1 is applicable as of the dates addressed in the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update disclosures affected by subsequent events.

The Company did not amend and does not intend to amend any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to August 31, 2012. The Company is also restating the interim Condensed Consolidated Financial Statements for the quarterly periods ended November 30, 2012 and February 28, 2013 by filing amended Quarterly Reports on Form 10-Q/A.

PENFORD CORPORATION

FISCAL YEAR 2012 FORM 10-K/A ANNUAL REPORT

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

In January 2012, the Company acquired, through purchase and capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. The acquisition of this business provides an important source of raw material to support continued growth in the Company’s Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 20. The Company’s consolidated assets at August 31, 2012 included $11.3 million of assets related to this acquisition.

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

In fiscal 2010, the Company completed the sale of the assets of its Australia/New Zealand Operations. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations. See Note 19 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

Penford operates in two business segments, Industrial Ingredients and Food Ingredients. Each of the Company’s businesses utilizes the Company’s carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. Financial information about Penford’s segments and geographic areas is included in Note 21 to the Consolidated Financial Statements. Additional information on Penford’s two business segments follows:

•

Industrial Ingredients, which in fiscal years 2012, 2011 and 2010 generated approximately 76%, 78% and 76%, respectively, of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Industrial Ingredients also produces food grade corn starch for sale by the Company’s Food Ingredients business. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients.

The Company’s Industrial Ingredients segment also produces and sells fuel grade ethanol from its facility in Cedar Rapids, Iowa. Ethanol production gives the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities. Sales of ethanol in fiscal years 2012, 2011 and 2010 were 31%, 36% and 30%, respectively, of this segment’s reported revenue.

The Industrial Ingredients business produces certain by-products from its corn wet milling operations in Cedar Rapids, Iowa. These by-products include corn gluten feed and corn gluten meal, which are sold to various market participants for use in animal feed, and corn germ, which is sold to a producer of corn oil. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement to reclassify the proceeds from the sales of by-products to sales rather than as a reduction of cost of sales. Sales of by-products in fiscal years 2012, 2011 and 2010 were 22%, 20%, and 18%, respectively, of this segment’s reported revenue.

•

Food Ingredients, which in fiscal years 2012, 2011 and 2010 generated approximately 24%, 22% and 24%, respectively, of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. This business’s expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food ingredients starch products are used to reduce fat levels, modify texture, and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and bakery products. These starch products are also used as moisture binders and in companion pet products, such as dog treats and chews.

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

Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 24%, 28% and 23% of the Company’s net sales for fiscal years 2012, 2011 and 2010, respectively. Eco-Energy, Inc., a marketer and distributor of biofuels in the United States and Canada, is a customer of the Company’s Industrial Ingredients business.

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

Export Sales

Export sales from Penford’s businesses in the U.S. accounted for approximately 7.6%, 7.2% and 7.9% of total sales in fiscal years 2012, 2011 and 2010, respectively. See Note 21 to the Consolidated Financial Statements for sales by country to which the product was shipped.

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

Dr. Kunerth has served as Penford’s Vice President and Chief Science Officer since 2000. From 1997 to 2000, he served in food applications research management positions in the Consumer and Nutrition Sector at Monsanto Company, a provider of hydrocolloids, high intensity sweeteners, agricultural products and integrated solutions for industrial, food and agricultural customers. Before Monsanto, he was the Vice President of Technology at Penford’s food ingredients business from 1990 to 1997.

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

In fiscal 2012, approximately 60% of Penford’s manufacturing costs were the costs of corn, potato starch and other agricultural raw materials. Weather conditions, plantings, government programs, policies and mandates and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, potato starch and other agricultural raw materials due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 6% and 8%, respectively, of the cost of manufacturing the Company’s products in fiscal 2012. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the Food Ingredients business. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 24%, 28% and 23% of the Company’s net sales for fiscal years 2012, 2011 and 2010, respectively. Eco-Energy, Inc. is a marketer and distributor of biofuels in the United States and Canada. Sales to the top ten customers represented 60%, 64% and 62% of net sales for fiscal years 2012, 2011 and 2010, respectively. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Penford’s facilities as of August 31, 2012 are as follows:

	Bldg. Area (Approx. Sq. Ft.)		Land Area (Acres)	Owned/ Leased	Function of Facility

Centennial, Colorado	25,200		—	Leased	Corporate headquarters and research laboratories

Cedar Rapids, Iowa	759,000	*	29	Owned	Manufacture of corn starch products and research laboratories

Idaho Falls, Idaho	30,000		4	Owned	Manufacture of potato starch products

Richland, Washington	—		4.4	—	Manufacture of potato and tapioca starch products
(owned and leased)
Building 1	45,000		—	Owned
Building 2	9,600		—	Leased

Plover, Wisconsin (two facilities, one of which is located on leased land)
Facility 1	45,000		9.5	Owned	Manufacture of potato starch products
Facility 2	15,000		3.3	Owned	Manufacture of potato starch products
				(leased land)

Berwick, Pennsylvania	31,200		2.1	Leased	Manufacture of potato starch products
	20,000		—	Leased	Office and warehouse

North Charleston, South Carolina	21,700		5.0	Owned	Office and manufacture of potato starch products

*	Approximately 119,150 square feet are subject to a long-term lease to the purchaser of the Company’s former dextrose business

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

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol “PENX.” On November 5, 2012, there were 365 shareholders of record. The high and low sales prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
Quarter Ended November 30	$6.00	$4.78	$7.95	$4.50
Quarter Ended February 28	$6.00	$4.85	$7.27	$5.50
Quarter Ended May 31	$9.94	$5.30	$6.35	$5.22
Quarter Ended August 31	$9.14	$7.00	$6.49	$5.04

Dividends

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2012, the Company was not permitted to pay dividends. See Note 8 to the Consolidated Financial Statements.

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

The following table sets forth certain selected financial information for the five fiscal years as of and for the period ended August 31, 2012. The amounts have been restated to reflect the reclassification of discontinued operations and should be read in conjunction with the Consolidated Financial Statements and the notes to these statements included in Item 8. Sales and cost of sales for the fiscal years shown below have been restated to classify proceeds from the sales of by-products as sales rather than as a reduction of cost of sales. See Note 2 to the Consolidated Financial Statements.

	Year Ended August 31,
	2012 (5)	2011	2010 (3)	2009 (2)	2008 (1)
	(As restated, see Note 2 to the Consolidated Financial Statements)
	(Dollars in thousands, except share and per share data)
Operating Data:
Sales	$433,151	$373,763	$294,517	$293,378	$274,606
Cost of sales	$389,241	$339,928	$271,063	$281,087	$230,018
Gross margin percentage	10.1%	9.1%	8.0%	4.2%	16.2%
Loss from continuing operations	$(9,566)	$(5,117)	$(9,629)	$(6,645)	$(10,808	) (1)
Income (loss) from discontinued operations	$—	$—	$16,312	$(58,142)	$(1,892)

Net income (loss)	$(9,566)	$(5,117)	$6,683	$(64,787)	$(12,700)
Diluted loss per share from continuing operations	$(0.78)	$(0.42)	$(0.84)	$(0.59)	$(1.02)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$1.41	$(5.21)	$(0.18)

Diluted earnings (loss) per share	$(0.78)	$(0.42)	$0.57	$(5.80)	$(1.20)
Dividends declared per common share	$—	$—	$—	$0.12	$0.24
Average common shares and equivalents–assuming dilution	12,293,749	12,250,914	11,600,885	11,170,493	10,565,432
Balance Sheet Data (as of August 31):
Total assets	$236,179	$212,414	$208,408	$258,245	$320,433
Capital expenditures	14,467	8,295	5,980	5,379	38,505
Long-term debt (4)	84,004	23,802	21,038	71,141	59,860
Total debt	84,462	24,223	21,467	92,382	67,889
Redeemable preferred stock, Series A (4)	—	38,982	34,104	—	—
Shareholders’ equity	68,850	85,465	83,572	79,359	160,362

(1)	Income (loss) from continuing operations included (i) a pre-tax charge of $1.4 million related to the settlement of litigation and (ii) pre-tax costs, net of insurance recoveries, of $27.6 million related to the severe flooding in Cedar Rapids, Iowa which suspended production at the Company’s plant for most of the fourth quarter of fiscal 2008.
(2)	Income (loss) from continuing operations included (i) a pre-tax gain of $1.6 million on the sale of assets related to the Company’s dextrose product line and (ii) net insurance recoveries of $9.1 million related to the flooding in Cedar Rapids, Iowa. Income (loss) from discontinued operations included a non-cash asset impairment charge of $33.0 million related to the property, plant and equipment of the Australia/New Zealand Operations, (ii) a $13.8 million non-cash goodwill impairment charge, and (iii) a pre-tax gain of $0.7 million related to the sale of land in New Zealand.
(3)	Income (loss) from continuing operations included (i) a pre-tax charge of approximately $1.0 million related to unamortized transaction fees associated with the Company’s prior credit facility when the Company refinanced its bank debt and (ii) a loss of approximately $1.6 million related to the termination of the Company’s interest rate swap agreements. Income (loss) from discontinued operations included the reclassification of $13.8 million of currency translation gains from other comprehensive income to earnings following the liquidation of most of the remaining net assets of the Australia/New Zealand Operations.
(4)	In fiscal 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt. During fiscal 2012, the Company redeemed all of the Series A Preferred Stock with funds borrowed on the Company’s revolving line of credit. The amount redeemed was $40.0 million plus accrued dividends of $8.9 million. See Notes 7 and 8 to the Consolidated Financial Statements.
(5)	Income from continuing operations included (i) accelerated discount accretion of $5.5 million and (ii) amortization of issuance costs of $1.1 million, both related to the early redemption of the Series A Preferred Stock and recorded in other non-operating income (expense). See Note 16 to the Consolidated Financial Statements. The results of operations for Carolina Starches are included since the acquisition on January 11, 2012. See Note 20 to the Consolidated Financial Statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Previously Issued Financial Statements

The Company had previously recorded the proceeds from the sale of by-products from its Cedar Rapids, Iowa, manufacturing operations as a reduction of cost of sales. The Company believed that this accounting treatment was an acceptable accounting policy under accounting principles generally accepted in the United States. After several months of consultation and review with the Staff of the SEC, the Company and the Company’s Audit Committee concluded that the proceeds from the sale of by-products should be classified as sales rather than as a reduction of cost of sales in the Consolidated Statements of Operations.

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales and the sales of the Company’s Industrial Ingredients segment. The following is a reconciliation of sales and cost of sales as previously reported to the restated amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Consolidated Statements of Operations for the fiscal years ended August 31, 2012, 2011 and 2010 or to any items reported in the Consolidated Balance Sheets or the Consolidated Statements of Comprehensive Income (Loss), Cash Flows or Stockholders’ Equity. See Note 2 to the Consolidated Financial Statements.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)

Year Ended August 31, 2012

Consolidated sales:	$361,363	$71,788	$433,151
Consolidated cost of sales	317,453	71,788	389,241
Industrial Ingredients sales	258,819	71,788	330,607

Year Ended August 31, 2011

Consolidated sales:	$315,441	$58,322	$373,763
Consolidated cost of sales	281,606	58,322	339,928
Industrial Ingredients sales	233,201	58,322	291,523

Year Ended August 31, 2010

Consolidated sales	$254,274	$40,243	$294,517
Consolidated cost of sales	230,820	40,243	271,063
Industrial Ingredients sales	184,016	40,243	224,259

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statements of cash flows to classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities – accounts payable and accrued liabilities” of $205,000, $(613,000) and $210,000 for the years ended August 31, 2012, 2011 and 2010, respectively, have been corrected within financing activities at their appropriate gross amounts of proceeds and payments for each respective period.

In connection with the restatement discussed above in the explanatory note to this Annual Report on Form 10-K/A and in Note 2 to the Consolidated Financial Statements, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company reevaluated the effectiveness of its disclosure controls and procedures. Based upon that reevaluation a material weakness was identified as described in Part II Item 9A of this Annual Report on Form 10-K/A, and the Company concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of August 31, 2012. See Item 9A for a discussion of the material weakness and management’s remediation plan.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 21 to Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase and lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch products and blends for the paper and packaging industries. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at August 31, 2012 included $11.3 million of assets related to the acquisition.

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

In 2012, the Company redeemed 100,000 shares of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”) at the original issue price of $40 million plus accrued dividends of $8.9 million. See Note 7 to the Consolidated Financial Statements. The redemptions were funded with available balances on the Company’s revolving credit facility.

In July 2012, in connection with Series A Preferred Stock redemption, the Company refinanced its bank debt. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement which increased the Company’s borrowing capacity and extended the maturity date for the revolving line of credit to July 9, 2017. See Note 8 to the Consolidated Financial Statements.

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth, and gross margins and operating income of the Company’s business segments.

Results of Operations

Executive Overview – Consolidated Results of Operations

•	Consolidated sales increased 15.9% to $433.2 million from $373.8 million.

•

Sales growth was driven by volume increases in the Food Ingredients business, pricing improvements in both the Food Ingredients and Industrial Ingredients businesses, an increase in by-product sales and sales contributed by the acquisition of Carolina Starches in January 2012.

•

Consolidated gross margin as a percent of sales improved to 10.1% from 9.1% last year. Gross margin was higher by $10.1 million primarily on favorable average pricing and product mix in both ingredients businesses.

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

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Industrial Ingredients

	Year Ended August 31,
	2012	2011
	(Dollars in thousands)
Sales – industrial starch	$156,945	$127,471
Sales – ethanol	101,874	105,730
Sales – by-products	71,788	58,322

Total sales	$330,607	$291,523
Gross margin	$11,744	$7,523
Loss from operations	$(928)	$(4,718)

Industrial Ingredients fiscal 2012 sales of $330.6 million grew $39.1 million, or 13.4%, over fiscal 2011. Sales of industrial starch products of $14.7 million related to the acquisition of the Carolina Starches business in mid-January 2012 were included in the Industrial Ingredients operating results for fiscal 2012. Industrial corn starch sales of $142.3 million increased 12% primarily on a higher pass through of corn costs to customers, with volume comparable to fiscal 2011. Sales of bioproducts, included in the industrial starch sales amount, improved 22% in fiscal 2012, driven by volume increases of 16% and favorable pricing and product mix of 6%. Fiscal 2012 sales of ethanol constituted 39% of industrial sales in fiscal 2012 compared to 45% in fiscal 2011. A decrease in pricing per gallon and lower volume contributed equally to the revenue decline of 4%. Sales of by-products increased $13.5 million, or 23%, on increases attributable to higher volume of $5.3 million and $8.2 million related to increased sales prices driven by rising by-product market values.

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

Fiscal 2011 Compared to Fiscal 2010

Industrial Ingredients

	Year Ended August 31,
	2011	2010
	(Dollars in thousands)
Sales – industrial starch	$127,471	$115,681
Sales – ethanol	105,730	68,335
Sales – by-products	58,322	40,243

Total sales	$291,523	$224,259
Gross margin	$7,523	$461
Loss from operations	$(4,718)	$(11,512)

Industrial Ingredients fiscal 2011 sales of $291.5 million grew $67.3 million, or 30.0%, from fiscal 2010. Industrial starch sales of $127.5 million increased 10.2% primarily on a higher pass through of corn costs to customers, offset by a 7% decrease in volume. Sales of the Company’s bioproducts, included in the industrial starch sales amount, improved 19% driven by a volume increase of 14% and higher average unit pricing of 4%. During fiscal 2011, the Industrial Ingredients business continued to shift more of its manufacturing mix to the production of ethanol. Sales of ethanol constituted 45% of industrial sales in fiscal 2011 compared to 37% in fiscal 2010. Revenue expanded 55% to $105.7 million as pricing per gallon improved 44% and volume increased 8%. Sales of by-products grew $18.1 million, or 45%, due to pricing increases driven by rising by-product market values.

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

In 2012, the Company redeemed 100,000 shares of its Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (“Series A Preferred Stock”) at the original issue price of $40 million plus accrued dividends of $8.9 million. See Note 7 to the Consolidated Financial Statements. As a result of the early redemptions, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on redemption in other non-operating income (expense).

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

Interest expense

Interest expense was $8.6 million, $9.4 million and $7.5 million in fiscal years 2012, 2011 and 2010, respectively. Interest expense for fiscal years 2012 and 2011 increased over fiscal 2010 primarily due to the increase in the dividend rate on the Series A Preferred Stock issued in April 2010 over the interest rate for the Company’s bank debt. Interest expense for fiscal 2012 decreased $0.7 million from the prior year primarily due to the redemptions of the Series A Preferred Stock in April 2012 ($16.5 million) and July 2012 ($23.5 million) which were funded by the Company’s revolving line of credit. The accretion of the discount on the Series A Preferred Stock and the amortization of issuance costs, which are included in interest expense, were $1.0 million, $1.2 million and $0.5 million for the years ended August 31, 2012, 2011 and 2010, respectively. See Notes 7 and 8 to the Consolidated Financial Statements.

Income taxes

In fiscal 2012, the Company recorded $4.8 million of tax expense on a pretax loss of $4.8 million. The effective tax rate for fiscal 2012 differs from the U.S. federal statutory rate due to $13.0 million of non-deductible expenses related to the Company’s Series A Preferred Stock ($5.4 million of dividends, $6.3 million of discount amortization and $1.3 million of amortization of issuance costs) and a $1.8 million valuation allowance. In fiscal 2012, the Company recorded a valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if these tax credit carryforwards are utilized. See Note 17 to the Consolidated Financial Statements.

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

At August 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. See Note 23 for claims related to the collection of this receivable.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires on July 9, 2017. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2013.

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)

Net cash flow provided by operating activities	$2,560	$3,528	$9,858
Net cash provided by (used in) investing activities	(22,418)	(8,253)	14,732
Net cash provided by (used in) financing activities	19,731	4,691	(30,178)
Net cash used in discontinued operations	—	—	(271)

Net decrease in cash	$(127)	$(34)	$(5,859)

Operating Activities

At August 31, 2012, Penford had working capital of $55.8 million, and $82.6 million outstanding under its $130 million revolving credit facility. Cash flow generated from operations of $2.6 million in fiscal year 2012 decreased $1.0 million from the prior year, primarily due to the payment of interest upon the redemption of the Company’s preferred stock. See Note 7 to the Consolidated Financial Statements.

The decline in operating cash flow between fiscal 2010 and fiscal 2011 was primarily due to working capital requirements. Working capital used $9.3 million of cash during the year ended August 31, 2011 compared to cash contributed by working capital of $8.7 million during fiscal 2010. Changes in working capital requirements were due to (1) increases in inventories and accounts receivable due to higher sales as well as the higher cost of corn, (2) a $6.4 million contribution to the Company’s pension plans in fiscal 2011, and (3) offset by income tax refunds received of $3.4 million.

Investing Activities

Capital expenditures were $14.1 million, $8.3 million and $6.0 million in fiscal years 2012, 2011 and 2010, respectively. Penford expects capital expenditures to be approximately $15-18 million in fiscal 2013.

In fiscal 2012, the Company purchased the businesses of Carolina Starches for $8.5 million in cash. Cash acquired in the purchase transaction was $0.2 million. See Note 20 to the Consolidated Financial Statements.

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

During fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock. See Note 7 to the Consolidated Financial Statements.

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

Dividends

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2012, the Company was not permitted to pay dividends. See Note 8 to the Consolidated Financial Statements.

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

A description of each of these follows:

Evaluation of the Allowance for Doubtful Accounts Receivable

Management makes judgments about the Company’s ability to collect outstanding receivables and provides allowances for the portion of receivables that the Company may not be able to collect. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. If the estimates do not reflect the Company’s future ability to collect outstanding invoices, Penford may experience losses in excess of the reserves established. See Note 3 to the Consolidated Financial Statements.

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

A tax benefit from an uncertain tax position may be recognized when it is “more likely than not” that the tax return position will be sustained upon examination by the applicable taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The liability for unrecognized tax benefits contains uncertainties because the Company is required to make assumptions and to apply judgment to estimate the exposures associated with the various tax filing positions. Management believes that the judgments and estimates it uses in evaluating its tax filing positions are reasonable; however, actual results could differ, and the Company may be exposed to significant gains and losses and the Company’s effective tax rate in a given financial statement period could be materially affected. See Note 17 to the Consolidated Financial Statements.

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

Contractual Obligations

As more fully described in Notes 8 and 11 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2012 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2012 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

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

Item 8:	Financial Statements and Supplementary Data

Consolidated Balance Sheets

	August 31,
	2012	2011
(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$154	$281
Trade accounts receivable, net	36,464	29,482
Inventories	43,672	32,733
Prepaid expenses	2,826	2,502
Material and supplies	3,980	3,489
Income tax receivable	188	92
Other	4,681	5,498

Total current assets	91,965	74,077

Property, plant and equipment, net	113,191	107,372
Restricted cash value of life insurance	7,858	7,909
Deferred tax assets	13,108	12,695
Other assets	1,612	2,132
Other intangible assets, net	467	332
Goodwill, net	7,978	7,897

Total assets	$236,179	$212,414

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$7,337	$6,903
Current portion of long-term debt and capital lease obligations	458	421
Accounts payable	19,201	15,268
Accrued and other liabilities	9,142	7,563

Total current liabilities	36,138	30,155

Long-term debt and capital lease obligations	84,004	23,802
Redeemable preferred stock, Series A (Note 7)	—	38,982
Other postretirement benefits	19,707	16,193
Pension benefit liability	20,917	11,217
Other liabilities	6,563	6,600

Total liabilities	167,329	126,949

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,342 shares in 2012 and 13,328 shares in 2011, including treasury shares	14,281	13,243
Preferred stock, Series B (Note 9)	—	100
Additional paid-in capital	103,205	103,070
Retained earnings (deficit)	(286)	9,368
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(15,593)	(7,559)

Total shareholders’ equity	68,850	85,465

Total liabilities and shareholders’ equity	$236,179	$212,414

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations

	Year Ended August 31,
	2012	2011	2010
	(As restated, see Note 2) (Dollars in thousands, except share and per share data)
Sales	$433,151	$373,763	$294,517
Cost of sales	389,241	339,928	271,063

Gross margin	43,910	33,835	23,454

Operating expenses	28,013	24,618	23,943
Research and development expenses	5,838	4,772	4,371

Income (loss) from operations	10,059	4,445	(4,860)

Interest expense	(8,633)	(9,364)	(7,550)
Other non-operating income (expense), net	(6,186)	115	(1,921)

Loss from continuing operations before income taxes	(4,760)	(4,804)	(14,331)

Income tax expense (benefit)	4,806	313	(4,702)

Loss from continuing operations	(9,566)	(5,117)	(9,629)
Income from discontinued operations, net of tax	—	—	16,312

Net income (loss)	$(9,566)	$(5,117)	$6,683

Weighted average common shares and equivalents outstanding, basic and diluted	12,293,749	12,250,914	11,600,885

Earnings (loss) per common share:
Basic and diluted loss per share from continuing operations	$(0.78)	$(0.42)	$(0.84)
Basic and diluted earnings per share from discontinued operations	—	—	1.41

Basic and diluted earnings (loss) per share	$(0.78)	$(0.42)	$0.57

Dividends declared per common share	$—	$—	$—

The accompanying notes are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$(9,566)	$(5,117)	$6,683

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $(1,419), $3,690 and $530	2,315	(6,018)	(864)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $(863), $4,494 and $1,555	(1,408)	7,331	2,537
Foreign currency translation adjustments	—	—	930
Gain from foreign currency translation reclassified into earnings	—	—	(13,420)
Actuarial gain (loss) on postretirement liabilities, net of tax benefit (expense) of $5,722, $(2,450) and $780	(9,336)	3,997	(1,272)
Loss from postretirement liabilities reclassified to earnings, net of tax benefit of $242, $601 and $645	395	981	1,053

Other comprehensive income (loss)	(8,034)	6,291	(11,036)

Total comprehensive income (loss)	$(17,600)	$1,174	$(4,353)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(9,566)	$(5,117)	$6,683
Less: Net income from discontinued operations	$—	$—	$16,312

Net loss from continuing operations	$(9,566)	$(5,117)	$(9,629)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in ) operations:
Depreciation and amortization	14,127	14,415	14,791
Loss on redemption of Series A Preferred Stock	6,599	—	—
Non-cash interest on Series A Preferred Stock	—	3,859	1,452
Stock-based compensation	1,387	1,117	1,611
Loss (gain) on sale and disposal of assets	26	6	(2)
Deferred income tax expense (benefit)	4,965	142	(4,578)
Gain on derivative transactions	(176)	(1,620)	(3,134)
Foreign currency transaction gain	—	—	(419)
Loss on early extinguishment of debt	—	—	1,049
Other	20	—	—
Change in operating assets and liabilities:
Trade accounts receivable	(4,450)	(2,769)	5,250
Inventories	(6,460)	(11,264)	1,405
Decrease (increase) in margin accounts	2,285	1,975	(502)
Prepaid expenses	(536)	(754)	(383)
Accounts payable and accrued liabilities	2,105	2,250	(808)
Income tax receivable	(96)	3,557	(138)
Payment of interest on Series A Preferred Stock, net	(5,311)	—	—
Other	(2,359)	(2,269)	3,893

Net cash flow provided by operating activities – continuing operations	2,560	3,528	9,858

Investing activities:
Acquisitions of property, plant and equipment, net	(14,146)	(8,295)	(5,980)
Acquisition of Carolina Starches, net of cash acquired	(8,347)	—	—
Net proceeds received from sale of discontinued operations and other	75	42	20,712

Net cash provided by (used in) investing activities – continuing operations	(22,418)	(8,253)	14,732

Financing activities:
Proceeds from revolving line of credit	88,706	38,550	30,700
Payments on revolving line of credit	(28,200)	(35,350)	(58,033)
Proceeds from issuance of long-term debt	—	—	2,000
Payments on long-term debt	(200)	(200)	(45,992)
Redemption of Series A preferred stock	(40,000)	—	—
Proceeds from issuance of preferred stock	—	—	40,000
Issuance costs of preferred stock	—	—	(1,995)
Payments on capital lease obligations	(249)	(253)	(245)
Payment of loan fees	(973)	—	(1,227)
Proceeds from financing arrangements	2,255	1,711	2,386
Payments on financing arrangements	(2,050)	(2,324)	(2,176)
Increase in cash overdraft	434	2,518	4,385
Other	8	39	19

Net cash provided by (used in) financing activities – continuing operations	19,731	4,691	(30,178)

Cash flows from discontinued operations:
Net cash provided by operating activities	—	—	6,329
Net cash used in investing activities	—	—	(2,848)
Net cash used in financing activities	—	—	(3,399)
Effect of exchange rate changes on cash and cash equivalents	—	—	(353)

Net cash used in discontinued operations	—	—	(271)

Decrease in cash and cash equivalents	(127)	(34)	(5,859)

Cash and cash equivalents of continuing operations, beginning of year	281	315	5,540
Cash balance of discontinued operations, beginning of year	—	—	634

Cash and cash equivalents, end of year	$154	$281	$315

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$12,481	$3,815	$4,939
Income taxes paid (refunded), net	$260	$(3,373)	$(172)

Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$152	$10	$34

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Common stock
Balance, beginning of year	$13,243	$13,190	$13,157
Series B preferred stock converted to common shares	1,000	—	—
Issuance of restricted stock, net	38	53	33

Balance, end of year	14,281	13,243	13,190

Preferred stock
Balance, beginning of year	100	100	—
Series B preferred stock converted to common shares	(100)	—	—
Issuance of preferred stock, Series B	—	—	100

Balance, end of year	—	100	100

Additional paid-in capital
Balance, beginning of year	103,070	102,303	93,829
Tax deficiency on stock option and awards	(314)	(297)	(321)
Stock based compensation	1,387	1,117	1,586
Issuance of restricted stock, net	(38)	(53)	(33)
Series B preferred stock converted to common shares	(900)	—	—
Issuance of preferred stock	—	—	7,242

Balance, end of year	103,205	103,070	102,303

Retained earnings (deficit)
Balance, beginning of year	9,368	14,586	7,944
Net income (loss)	(9,566)	(5,117)	6,683
Other	(88)	(101)	(41)

Balance, end of year	(286)	9,368	14,586

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(7,559)	(13,850)	(2,814)
Change in fair value of derivatives, net of tax	2,315	(6,018)	(864)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	(1,408)	7,331	2,537
Foreign currency translation adjustments	—	—	930
Gain from foreign currency translation reclassified into earnings	—	—	(13,420)
Net (increase) decrease in postretirement liabilities, net of tax	(8,941)	4,978	(219)

Balance, end of year	(15,593)	(7,559)	(13,850)

Total shareholders’ equity	$68,850	$85,465	$83,572

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to produce corn oil. The Company’s financial statements included in this Annual Report on Form 10-K/A as of August 31, 2012 have been restated to reclassify the proceeds from the sale of by-products to sales rather than as a reduction in cost of sales. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 21 for financial information regarding the Company’s business segments.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produced from potato, corn and tapioca. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 20.

In fiscal 2010, the Company completed the sale of the assets of its Australia/New Zealand Operations. The financial results of the Australia/New Zealand Operations have been classified as discontinued operations in the consolidated statement of operations. See Note 19 for additional information regarding discontinued operations. Unless otherwise indicated, amounts and discussions in these notes pertain to the Company’s continuing operations.

Note 2 — Restatement of Previously Issued Financial Statements

The Company had previously recorded the proceeds from the sale of by-products from its Cedar Rapids, Iowa, manufacturing operations as a reduction of cost of sales. The Company believed that this accounting treatment was an acceptable accounting policy under accounting principles generally accepted in the United States. After several months of consultation and review with the Staff of the Securities and Exchange Commission, the Company and the Company’s Audit Committee concluded that the proceeds from the sale of by-products should be classified as sales rather than as a reduction of cost of sales in the Consolidated Statements of Operations.

As a result of the above, the Company restated the amounts of sales and cost of sales as previously reported.

•	Consolidated Statements of Operations – increased consolidated sales and increased cost of sales for the years ended August 31, 2012, 2011 and 2010

•	Note 21 – Segment Reporting – increased consolidated and Industrial Ingredients segment sales for the years ended August 31, 2012, 2011 and 2010

•	Note 22 – Quarterly Financial Data (Unaudited) – increased consolidated sales and increased consolidated cost of sales for each quarter of fiscal years 2012 and 2011

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales and the sales of the Company’s Industrial Ingredients segment as previously reflected in the segment footnote. The following is a reconciliation of sales and cost of sales as previously reported to the restated amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Consolidated Statements of Operations for the fiscal years ended August 31, 2012, 2011 and 2010 or to any items reported in the Consolidated Balance Sheets or the Consolidated Statements of Comprehensive Income (Loss), Cash Flows or Stockholders’ Equity.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)

Year Ended August 31, 2012

Consolidated sales	$361,363	$71,788	$433,151
Consolidated cost of sales	317,453	71,788	389,241
Industrial Ingredients sales	258,819	71,788	330,607

Year Ended August 31, 2011

Consolidated sales	$315,441	$58,322	$373,763
Consolidated cost of sales	281,606	58,322	$339,928
Industrial Ingredients sales	233,201	58,322	$291,523

Year Ended August 31, 2010

Consolidated sales	$254,274	$40,243	$294,517
Consolidated cost of sales	230,820	40,243	271,063
Industrial Ingredients sales	184,016	40,243	224,259

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statements of cash flows to properly classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities — accounts payable and accrued liabilities” of $205,000, $(613,000) and $210,000 for the years ended August 31, 2012, 2011 and 2010, respectively, have been corrected within financing activities at their appropriate gross amounts of proceeds and payments for each respective period.

Note 3 — Summary of Significant Accounting Policies (Restated)

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

Approximately 36%, 34% and 39% of the Company’s sales in fiscal 2012, 2011 and 2010, respectively, were made to customers who operate in the paper industry. This industry suffered an economic downturn, which has resulted in the closure of a number of mills. In fiscal 2011, the increase in the allowance for uncollectible accounts was related to two paper industry customers. These receivables were written off in fiscal 2012.

Inventories and Cost of Sales

Inventory is stated at the lower of cost or market. Inventory is valued using the first-in, first-out (“FIFO”) method, which approximates actual cost. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. The Company evaluates its goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. To determine whether goodwill is impaired, Penford compares the fair value of each reporting unit to that reporting unit’s carrying amount. If the fair value of the reporting unit is greater than its carrying amount goodwill is not considered impaired. If the fair value of the reporting unit is lower than its carrying amount, Penford then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, and, if the carrying value is higher than the fair value, an impairment would be recorded. The implied fair value of a reporting unit is determined using a discounted cash flow method considering the Company’s market capitalization.

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

The Company produces certain by-products from its corn starch manufacturing process, primarily germ, fiber and gluten. The proceeds from the sale of these by-products are included in sales in the Consolidated Statement of Operations. See Note 2.

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

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 24%, 28% and 23% of the Company’s net sales for fiscal years 2012, 2011 and 2010, respectively. Eco-Energy, Inc. is a marketer and distributor of biofuels in the United States and Canada, is a customer of the Company’s Industrial Ingredients business. Export sales accounted for approximately 7.6%, 7.2% and 7.9% of consolidated sales in fiscal years ended August 31, 2012, 2011 and 2010, respectively.

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

Note 4 — Inventories

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

Note 6 — Goodwill and other intangible assets

The Company’s goodwill of $8.0 million and $7.9 million at August 31, 2012 and 2011, respectively, relates to the Company’s Food Ingredients reporting unit. The Company completed its evaluation of the carrying value of goodwill as of June 1, 2012 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of its Food Ingredients reporting unit with its carrying amount, including goodwill. Penford then compared the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of the reporting unit was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. At June 1, 2012, the fair value of the Food Ingredients reporting unit was substantially in excess of its carrying value, and there are no changes in that conclusion as of August 31, 2012.

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

Note 8 — Debt

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

	2012	2011
Expected volatility	68%	71%
Expected life (years)	4.9	4.3
Interest rate	0.5 -1.1%	1.1-2.8%
Dividend yield	0%	0%
Weighted-average fair values	$3.13	$3.62

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

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2012	$180	$(149)
Effect on postretirement accumulated benefit obligation as of August 31, 2012	$3,115	$(2,558)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target	August 31,
	Allocation	2012	2011
U.S. equities	55%	56%	56%
International equities	15%	15%	16%
Fixed income investments	25%	24%	26%
Real estate	5%	5%	2%

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

Note 14 — Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $1.0 million, $0.9 million and $0.9 million for fiscal years 2012, 2011 and 2010, respectively.

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

In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa. The carrying value of the debt at August 31, 2012 was $1.4 million and the fair value of the debt was estimated to be $1.2 million. See Note 8.

Interest Rate Contracts

The Company used interest rate swaps to manage the variability of interest payments associated with its floating-rate debt obligations. The interest payable on the debt effectively became fixed at a certain rate and reduced the impact of future interest rate changes on future interest expense. Unrealized gains and losses on interest rate swaps were included in accumulated other comprehensive income. The periodic settlements on the swaps were recorded as interest expense. At August 31, 2012 and 2011, the Company had no outstanding interest rate swaps and no gains or losses remaining in other comprehensive income (loss). See Note 16.

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

In 2012 the Company redeemed its Series A Preferred Stock. See Note 7. In the third quarter of 2012, the Company redeemed 41,250 shares at the original issue price of $16.5 million plus accrued dividends of $3.5 million. In the fourth quarter of fiscal 2012, the Company redeemed 58,750 shares at the original issue price of $23.5 million plus accrued dividends of $5.4 million. As a result of the early redemptions, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on redemption in other non-operating income (expense).

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

Note 17 — Income Taxes

The majority of the Company’s loss from continuing operations before income taxes for fiscal years 2012, 2011 and 2010 of $4.8 million, $4.8 million, and $14.3 million, respectively, is related to the Company’s domestic operations. See Note 19 for foreign income (loss) before income taxes and foreign tax expense. The majority of the Company’s foreign operations are included in the discontinued operations presentation in the consolidated financial statements.

Income tax expense (benefit) on continuing operations consists of the following:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$(162)	$34	$(332)
State	3	137	208

	(159)	171	(124)
Deferred:
Federal	4,582	9	(4,447)
State	383	133	(131)

	4,965	142	(4,578)

Total	$4,806	$313	$(4,702)

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Comprehensive tax expense (benefit) allocable to:
Income (loss) before taxes	$4,806	$313	$(4,702)
Discontinued operations	—	—	(4,495)
Comprehensive income (loss)	(4,924)	3,856	891

	$(118)	$4,169	$(8,306)

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Statutory tax rate	35%	35%	35%
Statutory tax on income	$(1,666)	$(1,682)	$(5,016)
State taxes, net of federal benefit	219	52	33
Non-deductible expenses related to preferred stock	4,547	2,687	1,020
Research credit	(73)	(195)	(54)
Ethanol credit	—	(975)	(975)
Foreign tax loss with no benefit	(38)	200	34
Prior year true up	95	79	306
Unrecognized tax benefits	(165)	67	(139)
Valuation allowance	1,787	—	—
Other	100	80	89

Total provision (benefit)	$4,806	$313	$(4,702)

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$3,354	$3,108
Postretirement benefits	18,060	12,377
Provisions for accrued expenses	2,908	1,893
Stock-based compensation	2,420	2,357
Deferred flood losses	—	2,625
Net operating loss carryforward	7,469	8,242
Tax credit carryforwards	4,152	4,325
Other	2,025	2,935

	40,388	37,862
Less - valuation allowance	(1,787)	—

Total deferred tax assets	38,601	37,862

Deferred tax liabilities:
Depreciation	21,762	21,678
Hedging	1,004	448
Other	2,560	2,132

Total deferred tax liabilities	25,326	24,258

Net deferred tax assets	$13,275	$13,604

Recognized as:
Other current assets	$167	$909
Deferred tax asset	13,108	12,695

Total net deferred tax assets	$13,275	$13,604

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

In fiscal 2012, the Company recorded a $1.8 million valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. As a result of challenging market trends in the third quarter related to the cost of corn and ethanol pricing and the redemptions of the Company’s Series A Preferred Stock discussed in Note 7, estimates of future taxable income during the carryforward periods have been revised. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance and has recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if it is more likely than not that these tax credit carryforwards will be utilized.

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

The 100,000 shares of Series B Preferred Stock are included in the fiscal 2011 weighted average common shares and equivalents computation of basic earnings per share. During the third quarter of fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock. See Note 7.

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

Note 19 — Discontinued Operations

The Company sold its Australia/New Zealand operations in fiscal 2010. At August 31, 2012, the remaining net assets of the Australia/New Zealand Operations consist of $0.1 million of cash and $0.8 million of other net assets, primarily a receivable from the purchaser of one of the Company’s Australian manufacturing facilities. Proceeds from the sale included $2.0 million in escrow, of which $1.2 million has been received. The remaining escrowed payment of $0.8 million is subject to the buyer’s right to make warranty claims under the sale contract. At August 31, 2012, no allowance relating to this $0.8 million receivable has been established. See Note 23.

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

Note 20 — Carolina Starches Acquisition

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

	Preliminary Allocation	Adjustments	Final Allocation
(in thousands)
Property, plant and equipment	$3,947	$—	$3,947
Working capital	4,190	35	4,225
Other assets	141	—	141
Intangible assets	290	—	290
Goodwill	116	(35)	81
Non-current liabilities	(184)	—	(184)

Total purchase price	$8,500	$—	$8,500

Note 21 — Segment Reporting (Restated)

Financial information from continuing operations for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. Industrial Ingredients and Food Ingredients are broad categories of end-market users served by the Company’s U.S. operations. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily in the paper and packaging products and fuel ethanol. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. The accounting policies of the reportable segments are the same as those described in Note 3.

	Year Ended August 31,
	2012	2011	2010
	(As restated, see Note 2)
	(Dollars in thousands)
Sales
Industrial ingredients
Industrial Starch	$156,945	$127,471	$115,681
Ethanol	101,874	105,730	68,335
By-products	71,788	58,322	40,243

	$330,607	$291,523	$224,259
Food ingredients	102,544	82,240	70,258

	$433,151	$373,763	$294,517

Depreciation and amortization
Industrial ingredients	$10,879	$10,812	$10,850
Food ingredients	1,989	2,110	2,341
Corporate and other	1,259	1,493	1,600

	$14,127	$14,415	$14,791

Income (loss) from continuing operations
Industrial ingredients	$(928)	$(4,718)	$(11,512)
Food ingredients	21,591	18,037	15,145
Corporate and other	(10,604)	(8,874)	(8,493)

	$10,059	$4,445	$(4,860)

Capital expenditures, net
Industrial ingredients	$8,700	$6,625	$4,713
Food ingredients	5,446	1,663	1,267
Corporate and other	—	7	—

	$14,146	$8,295	$5,980

	August 31,
	2012	2011
	(Dollars in thousands)
Total assets
Industrial ingredients	$143,039	$138,412
Food ingredients	63,949	42,252
Corporate and other	29,191	31,750

	$236,179	$212,414

In January 2012, the Company acquired, through purchase or capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. See Note 20. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at August 31, 2012 included $11.3 million of assets related to the acquisition.

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

Reconciliation of income (loss) from operations for the Company’s segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2012	2011	2010
	(Dollars in thousands)
Income (loss) from operations	$10,059	$4,445	$(4,860)
Interest expense	(8,633)	(9,364)	(7,550)
Other non-operating income (expense)	(6,186)	115	(1,921)

Loss from continuing operations before income taxes	$(4,760)	$(4,804)	$(14,331)

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2012	2011	2010
	(As restated, see Note 2)
	(Dollars in thousands)
United States	$400,070	$346,893	$271,285

Canada	5,653	4,027	3,738
Mexico	12,761	9,221	6,996
Columbia	6,678	6,802	6,227
Japan	4,380	3,434	1,173
Other	3,609	3,386	5,098

Non-United States	33,081	26,870	23,232

Total	$433,151	$373,763	$294,517

Note 22 — Quarterly Financial Data (Unaudited) (Restated)

The following tables set forth selected unaudited consolidated quarterly financial information for the Company’s two most recent fiscal years. Consolidated sales and cost of sales for each of the quarters in the years ended August 31, 2012 and 2011 have been restated from previously reported information as discussed in Note 2.

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(As restated, see Note 2)
	(Dollars in thousands, except per share data)
Sales	$108,168	$103,477	$111,283	$110,223	$433,151
Cost of sales	96,360	94,076	99,829	98,976	389,241

Gross margin	11,808	9,401	11,454	11,247	43,910
Net income (loss)	592	(340)	(5,452)	(4,366)	(9,566)
Earnings (loss) per common share:
Basic	$0.05	$(0.03)	$(0.44)	$(0.35)	$(0.78)
Diluted	$0.05	$(0.03)	$(0.44)	$(0.35)	$(0.78)
Dividends declared	$—	$—	$—	$—	$—

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(As restated, see Note 2)
	(Dollars in thousands, except per share data)
Sales	$84,137	$89,066	$101,464	$99,096	$373,763
Cost of sales	74,880	82,223	91,046	91,779	339,928

Gross margin	9,257	6,843	10,418	7,317	33,835
Net income (loss)	336	(1,575)	(709)	(3,169)	(5,117)
Earnings (loss) per common share:
Basic	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)
Diluted	$0.03	$(0.13)	$(0.06)	$(0.26)	$(0.42)
Dividends declared	$—	$—	$—	$—	$—

In the fourth quarter of fiscal 2012, the Company redeemed $28.9 million of its outstanding Series A Preferred Stock at the original issue price of $23.5 million plus accrued dividends of $5.4 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $3.2 million and amortization of issuance costs of $0.6 million as a loss on redemption in other non-operating income (expense). See Note 7.

The adjustments shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales. The following is a reconciliation of consolidated sales and cost of sales as previously reported to the restated amounts for each of the quarters in the fiscal years ended August 31, 2012 and 2011.

	As Previously
	Reported	Adjustment	As Restated
	(Dollars in thousands)

Year Ended August 31, 2012

Consolidated sales:
Quarter ended November 30, 2011	$90,746	$17,422	$108,168
Quarter ended February 29, 2012	86,188	17,289	103,477
Quarter ended May 31, 2012	92,924	18,359	111,283
Quarter ended August 31, 2012	91,505	18,718	110,223

Total consolidated sales	$361,363	$71,788	$433,151

Consolidated cost of sales
Quarter ended November 30, 2011	$78,938	$17,422	$96,360
Quarter ended February 29, 2012	76,787	17,289	94,076
Quarter ended May 31, 2012	81,470	18,359	99,829
Quarter ended August 31, 2012	80,258	18,718	98,976

Total consolidated cost of sales	$317,453	$71,788	$389,241

Year Ended August 31, 2011

Consolidated sales:
Quarter ended November 30, 2010	$72,266	$11,871	$84,137
Quarter ended February 28, 2011	74,304	14,762	89,066
Quarter ended May 31, 2011	85,233	16,231	101,464
Quarter ended August 31, 2011	83,638	15,458	99,096

Total consolidated sales	$315,441	$58,322	$373,763

Consolidated cost of sales
Quarter ended November 30, 2010	$63,009	$11,871	$74,880
Quarter ended February 28, 2011	67,461	14,762	82,223
Quarter ended May 31, 2011	74,815	16,231	91,046
Quarter ended August 31, 2011	76,321	15,458	91,779

Total consolidated cost of sales	$281,606	$58,322	$339,928

Note 23 — Legal Proceedings and Contingencies

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Penford Corporation:

We have audited the accompanying consolidated balance sheets of Penford Corporation and subsidiaries (the Company) as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended August 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penford Corporation and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for each of the years in the three-year period ended August 31, 2012 have been restated to correct for errors in accounting for the classification of by-product sales.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 8, 2012, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to the accounting for the classification of by-products sales, which is as of July 8, 2013, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

November 8, 2012, except as to Note 2, which is as of July 8, 2013

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the monitoring of changes in the significance of on-going accounting policies where direct authoritative accounting guidance was not available was identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended August 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended August 31, 2012, and this report does not affect our report on the consolidated financial statements dated November 8, 2012, except as to Note 2, which is as of July 8, 2013, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting has been restated by Penford Corporation’s management to reflect the aforementioned material weakness and that, as a result, Penford Corporation’s internal control over financial reporting was not effective as of August 31, 2012.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Penford Corporation has not maintained effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

During 2012, the scope of Penford Corporation’s assessment included all of the subsidiaries of Penford Corporation except for Penford Carolina, which acquired the Carolina Starches businesses on January 11, 2012. The consolidated sales for the year ended August 31, 2012 were $433.2 million, as restated, including $14.7 million of Penford Carolina sales. The consolidated total assets at August 31, 2012 were $236.0 million, including Penford Carolina assets of $11.3 million. Our audit of internal control over financial reporting of Penford Corporation also excluded an evaluation of the internal control over financial reporting of Penford Carolina.

/s/ KPMG LLP

Denver, Colorado

November 8, 2012, except for the restatement of the

effectiveness of internal control over financial

reporting for the material weakness related to

the accounting for the classification of by-products

sales, which is as of July 8, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in Note 2 to the Consolidated Financial Statements under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), the Company reevaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that reevaluation, a material weakness was identified as described in Management’s Report on Internal Control Over Financial Reporting, and the Certifying Officers concluded that, as a result, the Company’s disclosure controls and procedures were not effective as of August 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; (iii) providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Prior to the filing of the Company’s original Annual Report on Form 10-K for the fiscal year ended August 31, 2012, the Company’s management assessed the effectiveness of its internal control over financial reporting as of the last day of the period covered by the report. The scope of the assessment included all of the subsidiaries of the Company except for Penford Carolina, which acquired the Carolina Starches businesses on January 11, 2012. The consolidated sales for the year ended August 31, 2012 were $433.2 million, as restated, including $14.7 million of Penford Carolina sales. The consolidated total assets at August 31, 2012 were $236.0 million, including Penford Carolina assets of $11.3 million. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment, management had concluded that as of August 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria. Subsequently, during the fourth quarter of fiscal year 2013, the Company identified a material weakness in its controls over financial reporting as of August 31, 2012. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness in its controls over the accounting for the proceeds from the sale of by-products. The Company did not have an effective control to monitor the change in significance of on-going accounting policies where direct authoritative accounting guidance was not available. As a result, proceeds from the sale of by-products were incorrectly classified as a reduction of cost of sales rather than as sales in the Consolidated Statements of Operations. This material weakness resulted in a restatement of the Company’s previously issued financial statements more fully described in Note 2 to the Consolidated Financial Statements set forth herein. Based on the Company’s assessment conducted as a result of identifying this material weakness, management has now concluded that, as of August 31, 2012, the Company’s internal control over financial reporting was not effective.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an audit report on the effectiveness of our internal control over financial reporting which is included in Item 8 of this Form 10-K/A.

Remediation of the Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures over the monitoring and continued evaluation of the appropriateness of significant accounting policies in accordance with U.S. generally accepted accounting principles.

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over the monitoring of the significance of on-going accounting policies have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal control over financial reporting and other disclosure controls and procedures as of August 31, 2013. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness as noted above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2012. Equity compensation not approved by security holders represents compensatory stock options granted to the former owners of Carolina Starches. See Note 12 to the Consolidated Financial Statements.

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders:
1994 Stock Option Plan (1)	406,625	$14.26	—
2006 Long-Term Incentive Plan (2)	1,302,500	$10.28	353,616
Stock Option Plan for Non-Employee Directors (3)	33,291	$10.36	—

Total	1,742,416	$11.21	353,616

Equity compensation not approved by security holders:
Stock options to owners of acquired businesses	82,500	$5.29	—

(1)	This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.
(2)	Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 61,716 issued but unvested shares of common stock at August 31, 2012.
(3)	This plan has been terminated and no additional options will be granted under this plan.

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

(3) Exhibits

See index to Exhibits on page 78.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of July, 2013.

PENFORD CORPORATION

/s/ Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item

3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)

3.2	Amended and Restated Bylaws (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2012, filed November 8, 2012)

3.3	Articles of Amendment of Penford Corporation for Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

3.4	Articles of Amendment of Penford Corporation for Series B Voting Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Cordier, Kortemeyer, Kunerth, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*

10.3	Form of Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2008, filed January 9, 2009)*

10.4	Form of Second Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2010, filed November 12, 2010)*

10.5	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*

10.6	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*

10.7	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*

10.8	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*

10.9	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*

10.10	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.11	Penford Corporation 2006 Long Term Incentive Plan, as amended (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 21, 2011)*

10.12	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)

10.13	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)

Exhibit No.	Item

10.15	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)

10.16	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*

10.17	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.18	Form of Performance-Based Cash Award Agreement under the 2006 Long-Term Incentive Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2009, filed January 8, 2010) *

10.19	Securities Purchase Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.20	Investor Rights Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.21	Standstill Letter Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.22	Third Amended and Restated Credit Agreement among the Company, Penford Products Co., Bank of Montreal, Bank of America National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.23	Fourth Amended and Restated Credit Agreement dated July 9, 2012 among the Company, certain of its subsidiary companies, and the following banks; Bank of Montreal, as Administrative Agent; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, as Syndication Agent; JPMorgan Chase, N.A. and KeyBank National Association, as Co-Documentation Agents; First Midwest Bank; Bank of America National Association; Greenstone Farm Credit Services, ACA; and Private Bank and Trust Company (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated July 9, 2012, filed July 11, 2012)

10.24	Amended and Restated Business Sale and Membership Interest Purchase Agreement between the Company and each of R. Bentley Cheatham, Dwight Carlson, Steven P. Brower, Keystone Starches, LLC, 7675 South Rail Road, LLC, and 1 Freas Avenue, LLC (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated November 8, 2011, filed January 10, 2012)

10.25	Form of Stock Option Agreement with each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-182753), filed on July 19, 2012)*

21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2012, filed November 8, 2012)

23	Consent of KPMG LLP

24	Power of Attorney(filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2012, filed November 8, 2012)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101	The following materials for the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended August 31, 2012 formatted in XBRL: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Operations; (3) the Consolidated Statements of Comprehensive Income (Loss); (4) the Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.

*	Denotes management contract or compensatory plan or arrangement