Form 10-Q/A
period 2012-11-30
PENFORD CORP
filed 2013-07-08
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued unaudited Condensed Consolidated Financial Statements of Penford Corporation (“Penford” or “the Company”) for the quarterly period ended November 30, 2012 filed with the Securities and Exchange Commission (the “SEC”) on January 9, 2013 (the “Original Filing”). Details of the restatement are discussed in Note 2 to the Condensed Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements,” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” immediately preceding “Overview,” and Item 4 “Controls and Procedures” of this Amendment No. 1.

This Amendment No. 1 reflects a correction in the presentation of the proceeds from the sale of by-products from the Company’s manufacturing operations as sales rather than as a reduction of cost of sales in the Condensed Consolidated Statements of Operations. The Company has also corrected an error in the consolidated statements of cash flows to classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity.

This Amendment No. 1 amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of the restatement. In addition, in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31,2 and 32. Except as noted above, no other information included in the Original Filing is being amended by this Amendment No. 1. All of the information in this Amendment No. 1 is applicable as of the dates addressed in the Original Filing and does not reflect events occurring after the date of the Original Filing or modify or update disclosures affected by subsequent events.

PENFORD CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	November 30, 2012	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121	$154
Trade accounts receivable, net	38,860	36,464
Inventories	39,855	43,672
Prepaid expenses	2,519	2,826
Material and supplies	4,144	3,980
Income tax receivable	177	188
Other	4,534	4,681

Total current assets	90,210	91,965
Property, plant and equipment, net	112,390	113,191
Restricted cash value of life insurance	7,858	7,858
Deferred tax assets	12,078	13,108
Other assets	1,511	1,612
Other intangible assets, net	428	467
Goodwill, net	7,978	7,978

Total assets	$232,453	$236,179

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$5,600	$7,337
Current portion of long-term debt and capital lease obligations	400	458
Accounts payable	19,687	19,201
Accrued and other liabilities	6,563	9,142

Total current liabilities	32,250	36,138
Long-term debt and capital lease obligations	82,954	84,004
Other postretirement benefits	19,852	19,707
Pension benefit liability	21,348	20,917
Other liabilities	6,670	6,563

Total liabilities	163,074	167,329
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,333 and 14,342 shares, respectively, including treasury shares	14,301	14,281
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	103,601	103,205
Retained earnings (deficit)	1,349	(286)
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(17,115)	(15,593)

Total shareholders’ equity	69,379	68,850

Total liabilities and shareholders’ equity	$232,453	$236,179

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	November 30,
(In thousands, except per share data)	2012	2011
	(As restated, see Note 2)
Sales	$118,022	$108,168
Cost of sales	104,764	96,360

Gross margin	13,258	11,808
Operating expenses	7,773	6,109
Research and development expenses	1,465	1,340

Income from operations	4,020	4,359
Interest expense	(1,081)	(2,397)
Other non-operating income (expense), net	(163)	20

Income from operations before income taxes	2,776	1,982
Income tax expense	1,069	1,390

Net income	$1,707	$592

Weighted average common shares and equivalents outstanding:
Basic	12,307	12,276
Diluted	12,372	12,330
Earnings per common share:
Basic earnings per share	$0.14	$0.05
Diluted earnings per share	$0.14	$0.05

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

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$1,707	$592
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,383	3,512
Non-cash interest on Series A Preferred Stock	—	1,019
Stock-based compensation	417	238
Loss (gain) on sale of fixed assets	12	(3)
Deferred income tax expense	965	1,358
Non-cash loss (gain) on hedging transactions	705	3,742
Change in assets and liabilities:
Trade accounts receivable	(2,397)	(1,238)
Prepaid expenses	43	127
Inventories	3,112	2,967
Decrease (increase) in margin accounts	(2,969)	(1,763)
Accounts payable and accrued liabilities	(416)	2,406
Income tax receivable	11	(210)
Pension benefit liability	431	(61)
Other receivables	935	(263)
Other	1,005	139

Net cash flow provided by operating activities	6,944	12,562

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(3,425)	(2,458)
Other	—	11

Net cash used in investing activities	(3,425)	(2,447)

Cash flows from financing activities:
Proceeds from revolving line of credit	2,500	3,500
Payments on revolving line of credit	(3,500)	(9,500)
Payments of long-term debt	(50)	(50)
Payments under capital lease obligations	(68)	(58)
Payments on financing arrangements	(697)	(380)
Increase (decrease) in cash overdraft	(1,737)	(3,635)
Other	—	(9)

Net cash used in financing activities	(3,552)	(10,132)

Increase (decrease) in cash and cash equivalents	(33)	(17)
Cash and cash equivalents, beginning of period	154	281

Cash and cash equivalents, end of period	$121	$264

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to produce corn oil. The Company’s financial statements included in this Quarterly Report on Form 10-Q/A as of November 30, 2012 have been restated to reclassify the proceeds from the sale of by-products to sales rather than as a reduction in cost of sales. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 11 for financial information regarding the Company’s business segments.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produced from potato, corn and tapioca. The acquisition of these businesses provided an important source of raw material to support continued growth in the Food Ingredients business and it broadened the Company’s portfolio of specialty modified industrial starches. See Note 11 for information concerning the integration of the operations of Carolina Starches into the Company’s two business segments.

2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had previously recorded the proceeds from the sale of by-products from its Cedar Rapids, Iowa, manufacturing operations as a reduction of cost of sales. The Company believed that this accounting treatment was an acceptable accounting policy under accounting principles generally accepted in the United States. After several months of consultation and review with the Staff of the Securities and Exchange Commission (“SEC”), the Company and the Company’s Audit Committee concluded that the proceeds from the sale of by-products should be classified as sales rather than as a reduction of cost of sales in the Condensed Consolidated Statements of Operations.

As a result of the above, the Company restated the amounts of sales and cost of sales as previously reported.

•	Condensed Consolidated Statements of Operations – increased consolidated sales and increased cost of sales for the quarters ended November 30, 2012 and 2011

•	Note 11 – Segment Reporting – increased consolidated and Industrial Ingredients segment sales for the quarters ended November 30, 2012 and 2011

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales and the sales of the Company’s Industrial Ingredients segment as previously reflected in the segment footnote. The following is a reconciliation of sales and cost of sales as previously reported to the restated amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Condensed Consolidated Statements of Operations for the quarters ended November 30, 2012 and 2011 or to any items reported in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Comprehensive Income (Loss) or Cash Flows.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)
Quarter Ended November 30, 2012
Consolidated sales	$94,859	$23,163	$118,022
Consolidated cost of sales	81,601	23,163	104,764
Industrial Ingredient sales	67,205	23,163	90,368
Quarter Ended November 30, 2011
Consolidated sales	$90,746	$17,422	$108,168
Consolidated cost of sales	78,938	17,422	96,360
Industrial Ingredient sales	64,822	17,422	82,244

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statements of cash flows to properly classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities – accounts payable and accrued liabilities” of $(697,000) and $(380,000) for the three months ended November 30, 2012 and 2011, respectively, have been corrected within financing activities at their appropriate gross amounts of proceeds and payments for each respective period.

3—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2012 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended November 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012.

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

4—BALANCE SHEET DETAILS

The components of inventory are as follows:

	November 30, 2012	August 31, 2012
	(In thousands)
Raw materials	$18,773	$19,773
Work in progress	1,639	1,542
Finished goods	19,443	22,357

Total inventories	$39,855	$43,672

The components of property, plant and equipment are as follows:

	November 30, 2012	August 31, 2012
	(In thousands)
Land	$11,624	$11,623
Plant and equipment	352,450	346,087
Construction in progress	3,741	7,679

	367,815	365,389
Accumulated depreciation	(255,425)	(252,198)

Net property, plant and equipment	$112,390	$113,191

At November 30, 2012 and August 31, 2012, the Company had approximately $0.1 million and $1.1 million, respectively, of payables related to property, plant and equipment which have been excluded from acquisitions of property, plant and equipment in the statement of cash flows.

Components of accrued liabilities are as follows:

	November 30, 2012	August 31, 2012
	(In thousands)
Employee-related costs	$2,778	$4,837
Other accrued liabilities	3,785	4,305

Total accrued liabilities	$6,563	$9,142

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

5—DEBT

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

6—INCOME TAXES

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

7—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

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

8—STOCK-BASED COMPENSATION

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

9—PENSION AND POST-RETIREMENT BENEFIT PLANS

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

10—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

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

The Company has two non-interest bearing loans from the State of Iowa. The carrying value of the debt at November 30, 2012 was $1.4 million and the fair value of the debt was estimated to be $1.2 million. See Note 5. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input is the discount rate which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

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

	Assets			Liabilities
	Balance Sheet Location	Fair Value			Fair Value
In thousands		Nov 30 2012	Aug 31 2012	Balance Sheet Location	Nov 30 2012	Aug 31 2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures	Other Current Assets	$88	$12	Other Current Assets	$—	$126
Ethanol Futures	Other Current Assets	—	—	Other Current Assets	57	706
Fair Value Hedges:
Corn Futures	Other Current Assets	—	—	Other Current Assets	238	602
Derivatives not designated as hedging instruments:
Natural Gas Futures	Other Current Assets	—	—	Other Current Assets	200	—

		$88	$12		$495	$1,434

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

11—SEGMENT REPORTING (Restated)

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
	(As restated, see Note 2)
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$43,802	$32,386
Ethanol	23,403	32,436
By-products	23,163	17,422

	90,368	82,244
Food Ingredients	27,654	25,924

	$118,022	$108,168

Income (loss) from operations:
Industrial Ingredients	$1,387	$743
Food Ingredients	5,355	5,959
Corporate and other	(2,722)	(2,343)

	$4,020	$4,359

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

	November 30, 2012	August 31, 2012
	(In thousands)
Total assets:
Industrial Ingredients	$140,839	$143,039
Food Ingredients	63,742	63,949
Corporate and other	27,872	29,191

	$232,453	$236,179

12—EARNINGS PER SHARE

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

13—LEGAL PROCEEDINGS AND CONTINGENCIES

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

The Company had previously recorded the proceeds from the sale of by-products from its Cedar Rapids, Iowa, manufacturing operations as a reduction of cost of sales. The Company believed that this accounting treatment was consistent with accounting principles generally accepted in the United States. After several months of consultation and review with the Staff of the Securities and Exchange Commission, the Company and the Company’s Audit Committee concluded that the proceeds from the sale of by-products should be classified as sales rather than as a reduction of cost of sales in the Condensed Consolidated Statements of Operations.

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales and the sales of the Company’s Industrial Ingredients segment sales. The following is a reconciliation of sales and cost of sales as previously reported to the restated amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011 or to any items reported in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Comprehensive Income (Loss) or Cash Flows. See Note 2 to the Condensed Consolidated Financial Statements.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)
Quarter Ended November 30, 2012
Consolidated sales:	$94,859	$23,163	$118,022
Consolidated cost of sales	81,601	23,163	104,764
Industrial Ingredients sales	67,205	23,163	90,368
Quarter Ended November 30, 2011
Consolidated sales:	$90,746	$17,422	$108,168
Consolidated cost of sales	78,938	17,422	96,360
Industrial Ingredients sales	64,822	17,422	82,244

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statements of cash flows to classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities – accounts payable and accrued liabilities” of $(697,000) and $(380,000) for the three months ended November 30, 2012 and 2011, respectively, have been corrected within financing activities at their appropriate gross amounts of proceeds and payments for each respective period.

In connection with the restatement discussed above in the explanatory note to this Quarterly Report on Form 10-Q/A (“10-Q/A”) and in Note 2 to the Condensed Consolidated Financial Statements, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company reevaluated the effectiveness of its disclosure controls and procedures. Based upon that reevaluation, a material weakness was identified as described in Part I Item 4 of this 10-Q/A, and the Company concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of November 30, 2012. See Item 4 for a discussion of the material weakness and management’s remediation plan.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 11 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase or lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch based products for the paper and packaging industries. The net assets and results of operations of the Carolina Starches business have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products.

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

Results of Operations

Executive Overview

Quarter ended November 30, 2012:

•	Consolidated sales increased 9.1% to $118.0 million from $108.2 million for the quarter ended November 30, 2011.

•	Sales growth was driven by a volume increase in the Food Ingredients businesses, sales contributed by the acquired Carolina Starches operations and by-products sales growth of $5.7 million.

•	Consolidated gross margin as a percent of sales was 11.2% compared to 10.9% a year ago. Gross margin was higher by $1.5 million.

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

Industrial Ingredients

First quarter fiscal 2013 sales at the Company’s Industrial Ingredients business unit increased $8.1 million, or 9.9% to $90.4 million from $82.2 million during the first quarter of fiscal 2012. This increase was primarily due to:

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

•	Sales of by-products increased $5.7 million due to volume expansion of $1.2 million and higher pricing of $4.6 million.

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

Non-operating expense

Non-operating expense consisted primarily of an allowance for the claim against escrow funds made by the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets which were sold in fiscal 2010. See Note 13 to the Condensed Consolidated Financial Statements.

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

Operating Activities

Cash provided by operations was $6.9 million for the three months ended November 30, 2012 compared with $12.6 million for the same period last year. The decline in operating cash flow was primarily due to higher working capital requirements. Also affecting the change in reported operating cash flows were decreases in non-cash interest expense related to the Preferred Stock and in non-cash losses on hedging transactions.

Investing Activities

Cash used in investing activities of $3.4 million was for investments in capital projects. See Note 4 to the Condensed Consolidated Financial Statements. The Company expects total capital expenditures for fiscal 2013 to be approximately $15-$18 million.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. See the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 31, 2012 for a description of critical accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

Forward-looking Statements

This Quarterly Report on Form 10-Q/A (“Quarterly Report”), including but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012, which include but are not limited to:

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

•	interest rate, chemical and energy cost volatility;

•	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

•	other unforeseen developments in the industries in which Penford operates,

•	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended; and

•	other factors described in the Company’s Form 10-K/A Part I, Item 1A “Risk Factors.”

Item 3:    Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from adverse changes in interest rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012.

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

In connection with the restatement discussed in Note 2 to the Condensed Consolidated Financial Statements under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), the Company reevaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that reevaluation, a material weakness was identified and the Certifying Officers concluded that, as a result, the Company’s disclosure controls and procedures were not effective as of November 30, 2012.

The identified material weakness related to the Company’s controls over the accounting for the proceeds from the sale of by-products. The Company did not have an effective control to monitor the change in significance of on-going accounting policies where direct authoritative accounting guidance was not available. As a result, proceeds from the sale of by-products were incorrectly classified as a reduction of cost of sales rather than as sales in the Condensed Consolidated Statements of Operations. This material weakness resulted in a restatement of the Company’s previously issued financial statements more fully described in Note 2 to the Condensed Consolidated Financial Statements set forth herein.

Remediation of the Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures over the monitoring and continued evaluation of the appropriateness of significant accounting policies in accordance with U.S. generally accepted accounting principles.

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over the monitoring of the significance of on-going accounting policies have been operating effectively for an adequate period of time. The Company will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal control over financial reporting and other disclosure controls and procedures as of August 31, 2013. While the Company believes that the remedial efforts will resolve the identified material weakness, there is no assurance that the Company’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness as noted above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:    Legal Proceedings

See Note 13 to the Company’s financial statements.

Item 1A:    Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K/A and in this Item 1A are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

a. None

b. None

c. Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30, 2012	—	—	—	—
October 1 – October 31, 2012	9,479	$7.62	—	—
November 1 – November 30, 2012	—	—	—	—

Total	9,479	$7.62	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations on vesting of restricted stock awards.

Item 6:    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q/A of the Company for the three months ended November 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation (Registrant)

July 8, 2013	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer