Form 10-Q/A
period 2013-02-28
PENFORD CORP
filed 2013-07-08
CIK 739608

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued unaudited Condensed Consolidated Financial Statements of Penford Corporation (“Penford” or “the Company”) for the quarterly period ended February 28, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2013 (the “Original Filing”). Details of the restatement are discussed in Note 2 to the Condensed Consolidated Financial Statements, “Restatement of Previously Issued Financial Statements,” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” immediately preceding “Overview,” and Item 4 “Controls and Procedures” of this Amendment No. 1.

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

PENFORD CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 28, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150	$154
Trade accounts receivable, net	39,877	36,464
Inventories	47,513	43,672
Prepaid expenses	2,221	2,826
Material and supplies	4,260	3,980
Income tax receivable	229	188
Other	3,120	4,681

Total current assets	97,370	91,965
Property, plant and equipment, net	110,948	113,191
Restricted cash value of life insurance	7,858	7,858
Deferred tax assets	11,558	13,108
Other assets	1,412	1,612
Other intangible assets, net	390	467
Goodwill, net	7,978	7,978

Total assets	$237,514	$236,179

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$8,510	$7,337
Current portion of long-term debt and capital lease obligations	339	458
Accounts payable	16,261	19,201
Accrued and other liabilities	7,303	9,142

Total current liabilities	32,413	36,138
Long-term debt and capital lease obligations	85,293	84,004
Other postretirement benefits	19,993	19,707
Pension benefit liability	21,779	20,917
Other liabilities	6,724	6,563

Total liabilities	166,202	167,329
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,393 and 14,342 shares, respectively, including treasury shares	14,368	14,281
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	104,130	103,205
Retained earnings (deficit)	2,539	(286)
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(16,968)	(15,593)

Total shareholders’ equity	71,312	68,850

Total liabilities and shareholders’ equity	$237,514	$236,179

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
(In thousands, except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(As restated, see Note 2)
Sales	$110,082	$103,477	$228,104	$211,645
Cost of sales	99,081	94,076	203,845	190,436

Gross margin	11,001	9,401	24,259	21,209
Operating expenses	7,171	6,434	14,944	12,543
Research and development expenses	1,300	1,317	2,765	2,657

Income from operations	2,530	1,650	6,550	6,009
Interest expense	(983)	(2,430)	(2,064)	(4,827)
Other non-operating income (expense), net	84	216	(79)	236

Income (loss) before income taxes	1,631	(564)	4,407	1,418
Income tax expense (benefit)	440	(224)	1,510	1,166

Net income (loss)	$1,191	$(340)	$2,897	$252

Weighted average common shares and equivalents outstanding:
Basic	12,343	12,300	12,325	12,288
Diluted	12,503	12,300	12,439	12,327
Earnings (loss) per common share:
Basic earnings (loss) per share	$0.10	$(0.03)	$0.23	$0.02
Diluted earnings (loss) per share	$0.10	$(0.03)	$0.23	$0.02

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

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(In thousands)	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$2,897	$252
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,803	7,086
Non-cash interest on Series A Preferred Stock	—	2,062
Stock-based compensation	812	446
Loss on sale of fixed assets	12	29
Deferred income tax expense	1,394	960
Non-cash loss on hedging transactions	760	2,696
Change in assets and liabilities:
Trade accounts receivable	(3,413)	(4,190)
Prepaid expenses	234	(168)
Inventories	(4,601)	954
Decrease (increase) in margin accounts	(2,853)	512
Accounts payable and accrued liabilities	(3,183)	(1,021)
Income tax receivable	(41)	(127)
Pension benefit liability	862	(61)
Other receivables	2,080	(279)
Other	1,589	138

Net cash flow provided by operating activities	3,352	9,289

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(4,990)	(6,049)
Acquisition of Carolina Starches, net of cash acquired	—	(8,347)
Other	—	21

Net cash used in investing activities	(4,990)	(14,375)

Cash flows from financing activities:
Proceeds from revolving line of credit	10,500	23,000
Payments on revolving line of credit	(9,100)	(14,400)
Payments of long-term debt	(100)	(100)
Payments under capital lease obligation	(139)	(118)
Proceeds from financing arrangements	—	490
Payments on financing arrangements	(893)	(743)
Exercise of stock options	201	—
Increase (decrease) in cash overdraft	1,173	(2,731)
Other	(8)	2

Net cash provided by financing activities	1,634	5,400

Increase (decrease) in cash and cash equivalents	(4)	314
Cash and cash equivalents, beginning of period	154	281

Cash and cash equivalents, end of period	$150	$595

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten, to customers who use these by-products as animal feed or to produce corn oil. The Company’s financial statements included in this Quarterly Report on Form 10-Q/A as of February 28, 2013 have been restated to reclassify the proceeds from the sale of by-products to sales rather than as a reduction in cost of sales. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 11 for financial information regarding the Company’s business segments.

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

As a result of the above, the Company restated the amounts of sales and cost of sales as previously reported.

•	Condensed Consolidated Statements of Operations – increased consolidated sales and increased cost of sales for the three- and six-month periods ended February 28, 2013 and February 29, 2012

•	Note 11 – Segment Reporting – increased consolidated and Industrial Ingredients segment sales for the three- and six-month periods ended February 28, 2013 and February 29, 2012

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales and the sales of the Company’s Industrial Ingredients segment as previously reflected in the segment footnote. The following is a reconciliation of sales and cost of sales as previously reported to the restated amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended February 28, 2013 and February 29, 2012 or to any items reported in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Comprehensive Income (Loss) or Cash Flows.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)
Quarter Ended February 28, 2013
Consolidated sales	$89,037	$21,045	$110,082
Consolidated cost of sales	78,036	21,045	99,081
Industrial Ingredient sales	62,433	21,045	83,478
Quarter Ended February 29, 2012
Consolidated sales	$86,188	$17,289	$103,477
Consolidated cost of sales	76,787	17,289	94,076
Industrial Ingredient sales	61,284	17,289	78,573
Six Months Ended February 28, 2013
Consolidated sales	$183,896	$44,208	$228,104
Consolidated cost of sales	159,637	44,208	203,845
Industrial Ingredient sales	129,638	44,208	173,846
Six Months Ended February 29, 2012
Consolidated sales	$176,934	$34,711	$211,645
Consolidated cost of sales	155,725	34,711	190,436
Industrial Ingredient sales	126,106	34,711	160,817

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statements of cash flows to properly classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities – accounts payable and accrued liabilities” of $(893,000) and $(253,000) for the six months ended February 28, 2013 and February 29, 2012, respectively, have been corrected within financing activities at their appropriate gross amounts of proceeds and payments for each respective period.

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
	(As restated, see Note 2)
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$44,237	$37,052	$88,039	$69,438
Ethanol	18,196	24,232	41,599	56,668
By-products	21,045	17,289	44,208	34,711

	83,478	78,573	173,846	160,817
Food Ingredients	26,604	24,904	54,258	50,828

	$110,082	$103,477	$228,104	$211,645

Income (loss) from operations:
Industrial Ingredients	$(452)	$(985)	$935	$(242)
Food Ingredients	5,535	5,247	10,891	11,206
Corporate and other	(2,553)	(2,612)	(5,276)	(4,955)

	$2,530	$1,650	$6,550	$6,009

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

12—EARNINGS (LOSS) PER SHARE

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

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated and Industrial Ingredients segment sales and cost of sales. The following is a reconciliation of sales and cost of sales as previously reported to the restated amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended February 28, 2013 and February 29, 2012 or to any items reported in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Comprehensive Income (Loss), Cash Flows or Stockholders’ Equity. See Note 2 to the Condensed Consolidated Financial Statements.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)
Quarter Ended February 28, 2013
Consolidated sales	$89,037	$21,045	$110,082
Consolidated cost of sales	78,036	21,045	99,081
Industrial Ingredient sales	62,433	21,045	83,478
Quarter Ended February 29, 2012
Consolidated sales	$86,188	$17,289	$103,477
Consolidated cost of sales	76,787	17,289	94,076
Industrial Ingredient sales	61,284	17,289	78,573
Six Months Ended February 28, 2013
Consolidated sales	$183,896	$44,208	$228,104
Consolidated cost of sales	159,637	44,208	203,845
Industrial Ingredient sales	129,638	44,208	173,846
Six Months Ended February 29, 2012
Consolidated sales	$176,934	$34,711	$211,645
Consolidated cost of sales	155,725	34,711	190,436
Industrial Ingredient sales	126,106	34,711	160,817

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statements of cash flows to classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities – accounts payable and accrued liabilities” of $(893,000) and $(253,000) for the six months ended February 28, 2013 and February 29, 2012, respectively, have been corrected within financing activities at their appropriate gross amounts of proceeds and payments for each respective period.

In connection with the restatement discussed above in the explanatory note to this Quarterly Report on Form 10-Q/A (“10-Q/A”) and in Note 2 to the Condensed Consolidated Financial Statements, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company reevaluated the effectiveness of its disclosure controls and procedures. Based upon that reevaluation, a material weakness was identified as described in Part I Item 4 of this 10-Q/A, and the Company concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of February 28, 2013. See Item 4 for a discussion of the material weakness and management’s remediation plan.

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

Results of Operations

Executive Overview

Quarters ended February 28, 2013 and February 29, 2012:

•	Net income for the quarter ended February 28, 2013 was $1.2 million, or $0.10 per diluted share, compared to a net loss of $0.3 million, or $0.03 per diluted share last year.

•	Consolidated sales increased 6.4% to $110.1 million from $103.5 million for the same period last year.

•

Sales growth was driven by a volume increase in the Food Ingredients business, sales contributed by the Carolina Starches operations acquired in January 2012, and improvements in pricing and product mix in all businesses.

•	Consolidated gross margin as a percent of sales was 10.0% compared to 9.1% a year ago. Gross margin was higher by $1.6 million.

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

•	Consolidated sales increased 7.8% to $228.1 million from $211.6 million last year on pricing and mix improvements in both business segments.

•	Consolidated gross margin as a percent of sales was 10.6% in fiscal 2013 compared to 10.0% in fiscal 2012 on improvements in corn starch manufacturing yields and costs and lower energy costs.

•

As discussed above for the second quarter of fiscal 2013, interest expense declined due to the redemption of the Company’s preferred stock, and the Company’s effective tax rate for the first half of fiscal 2013 was 34%.

Industrial Ingredients

Second quarter fiscal 2013 sales at the Company’s Industrial Ingredients business unit increased $4.9 million, or 6.2%, to $83.5 million from $78.6 million during the second quarter of fiscal 2012. This increase was primarily due to:

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

•	Ethanol sales declined $6.0 million, or 24.9%, to $18.2 million from $24.2 million on a 28% decrease in volume, partially offset by a 4.6% increase in average unit selling prices.

•	Sales of by-products increased $3.8 million on favorable pricing.

Revenues for the first half of fiscal 2013 increased $13.0 million, or 8.1%, to $173.8 million from $160.8 million in the prior year. The increase was primarily due to:

•	Sales increased $8.2 million attributable to the operations of Carolina Starches which were acquired in January 2012.

•

Industrial corn starch sales, excluding sales contributed by Carolina Starches, rose $10.4 million on a 9% increase in volume and a 6% improvement in product mix and pricing, including the pass-through of increases in the net cost of corn.

•	Ethanol sales declined $15.1 million as volume declined 22% and pricing decreased 6%.

•	Sales of by-products increased $9.5 million on favorable pricing.

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

Operating Activities

Cash provided by operations was $3.4 million for the six months ended February 28, 2013 compared with $9.3 million for the same period last year. The decline in operating cash flow was primarily due to higher working capital requirements. The Company has increased its inventories of corn and corn starch finished goods in response to last year’s drought conditions.

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

In connection with the restatement discussed in Note 2 to the Condensed Consolidated Financial Statements under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), the Company reevaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that reevaluation, a material weakness was identified and the Certifying Officers concluded that, as a result, the Company’s disclosure controls and procedures were not effective as of February 28, 2013.

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

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over the monitoring of the significance of on-going accounting policies have been operating effectively for an adequate period of time. The Company will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of August 31, 2013. While the Company believes that the remedial efforts will resolve the identified material weakness, there is no assurance that the Company’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Changes in Internal Controls over Financial Reporting

Other than the identification of the material weakness as noted above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:     Legal Proceedings

The Company resolved or settled certain matters during or after the quarter that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations in the quarter. For further information, see Note 13 to the Company’s financial statements.

Item 1A:     Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6:     Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q/A of the Company for the three and six months ended February 28, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

July 8, 2013	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer