Form 10-Q
period 2013-05-31
PENFORD CORP
filed 2013-07-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2013

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

The net number of shares of the Registrant’s common stock outstanding as of July 5, 2013 was 12,430,053.

PENFORD CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	May 31, 2013	August 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257	$154
Trade accounts receivable, net	39,055	36,464
Inventories	44,669	43,672
Prepaid expenses	4,262	2,826
Material and supplies	4,461	3,980
Income tax receivable	202	188
Other	2,451	4,681

Total current assets	95,357	91,965

Property, plant and equipment, net	109,035	113,191
Restricted cash value of life insurance	7,858	7,858
Deferred tax assets	10,408	13,108
Other assets	1,314	1,612
Other intangible assets, net	351	467
Goodwill	7,978	7,978

Total assets	$232,301	$236,179

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$3,556	$7,337
Current portion of long-term debt and capital lease obligations	281	458
Accounts payable	18,398	19,201
Short-term financing arrangements	2,019	905
Accrued liabilities	7,536	8,237

Total current liabilities	31,790	36,138

Long-term debt and capital lease obligations	78,248	84,004
Other postretirement benefits	20,102	19,707
Pension benefit liability	21,671	20,917
Other liabilities	6,548	6,563

Total liabilities	158,359	167,329

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,406 and 14,342 shares, respectively, including treasury shares	14,382	14,281
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	104,499	103,205
Retained earnings (deficit)	4,598	(286)
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(16,780)	(15,593)

Total shareholders’ equity	73,942	68,850

Total liabilities and shareholders’ equity	$232,301	$236,179

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
(In thousands, except per share data)	2013	2012	2013	2012
		(As restated, see Note 2		(As restated, see Note 2
Sales	$121,719	$111,283	$349,823	$322,928
Cost of sales	108,528	99,829	312,373	290,265

Gross margin	13,191	11,454	37,450	32,663

Operating expenses	7,326	6,340	22,269	18,883
Research and development expenses	1,590	1,541	4,356	4,198

Income from operations	4,275	3,573	10,825	9,582

Interest expense	(998)	(2,335)	(3,062)	(7,162)
Other non-operating income (expense), net	146	(2,815)	68	(2,579)

Income (loss) before income taxes	3,423	(1,577)	7,831	(159)

Income tax expense	1,365	3,875	2,875	5,041

Net income (loss)	$2,058	$(5,452)	$4,956	$(5,200)

Weighted average common shares and equivalents outstanding:
Basic	12,395	12,300	12,349	12,292
Diluted	12,670	12,300	12,548	12,292

Earnings (loss) per common share:
Basic earnings (loss) per share	$0.17	$(0.44)	$0.40	$(0.42)
Diluted earnings (loss) per share	$0.16	$(0.44)	$0.39	$(0.42)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$2,058	$(5,452)	$4,956	$(5,200)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $10, $408, $(147), and $272, respectively	(17)	(667)	239	(444)

Gain from derivative transactions reclassified into earnings, net of tax expense of $(92), $(14), $(1,526), and $(586), respectively	(149)	(22)	(2,490)	(957)

Amortization of prior service cost, net of taxes of $8, $0, $25, and $0, respectively	13	—	41	—

Amortization of actuarial loss, net of taxes of $209, $0, $627, and $0, respectively	341	—	1,023	—

Other comprehensive income (loss)	188	(689)	(1,187)	(1,401)

Total comprehensive income (loss)	$2,246	$(6,141)	$3,769	$(6,601)

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended May 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,956	$(5,200)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	10,128	10,718
Loss on redemption of Series A Preferred Stock	—	2,777
Non-cash interest on Series A Preferred Stock	—	1,838
Stock-based compensation	1,102	893
Loss on sale of fixed assets	12	29
Deferred income tax expense	2,845	4,967
Non-cash loss on hedging transactions	1,913	3,764
Excess tax benefit from stock-based compensation	(46)	—
Other	—	20
Change in assets and liabilities:
Trade accounts receivable	(2,591)	(3,498)
Prepaid expenses	(1,443)	(1,886)
Inventories	(2,910)	(1,270)
Increase in margin accounts	(3,009)	(453)
Accounts payable and accrued liabilities	(855)	(2,029)
Income tax receivable	(14)	(389)
Pension benefit liability	754	(1,363)
Other receivables	2,171	(700)
Payment of interest on Series A Preferred Stock, net	—	(2,191)
Other	1,567	607

Net cash flow provided by operating activities	14,580	6,634

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(8,308)	(9,252)
Settlement of ethanol construction claim (Note 13)	2,106	—
Acquisition of Carolina Starches, net of cash acquired	—	(8,347)
Other	1	21

Net cash used in investing activities	(6,201)	(17,578)

Cash flows from financing activities:
Proceeds from revolving line of credit	18,200	48,250
Payments on revolving line of credit	(23,800)	(22,200)
Payments of long-term debt	(150)	(150)
Redemption of Series A preferred stock	—	(16,500)
Payments under capital lease obligation	(209)	(184)
Proceeds from financing arrangements	2,019	2,255
Payments on financing arrangements	(893)	(1,299)
Exercise of stock options	293	—
Excess tax benefit from stock-based compensation	46	—
Increase (decrease) in cash overdraft	(3,781)	1,123
Other	(1)	27

Net cash provided by (used in) financing activities	(8,276)	11,322

Increase in cash and cash equivalents	103	378
Cash and cash equivalents, beginning of period	154	281

Cash and cash equivalents, end of period	$257	$659

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to product corn oil. The Food Ingredients segment is a developer and manufacturer of specialty starches and dextrins for the food manufacturing and food service industries. See Note 11 for financial information regarding the Company’s business segments.

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

As a result of the above, the Company restated the amounts of sales and cost of sales as previously reported.

•	Condensed Consolidated Statements of Operations – increased consolidated sales and increased cost of sales for the three- and nine-month periods ended May 31, 2012

•	Note 11 – Segment Reporting – increased consolidated and Industrial Ingredients segment sales for the three- and nine-month periods ended May 31, 2012

The adjustments to sales and cost of sales shown below affect the amounts previously reported for the Company’s consolidated sales and cost of sales and the sales of the Company’s Industrial Ingredients segment as previously reflected in the segment footnote. The following is a reconciliation of sales and cost of sales as previously reported to the adjusted amounts. The adjustments do not affect the Company’s previously reported gross margin, income (loss) from operations, net income (loss) or earnings (loss) per share in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended May 31, 2012 or to any items reported in the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Comprehensive Income (Loss) or Cash Flows.

	As Previously Reported	Adjustment	As Restated
	(Dollars in thousands)
Quarter Ended May 31, 2012

Consolidated sales	$92,924	$18,359	$111,283
Consolidated cost of sales	81,470	18,359	99,829
Industrial Ingredient sales	66,751	18,359	85,110

Nine Months Ended May 31, 2012

Consolidated sales	$269,858	$53,070	$322,928
Consolidated cost of sales	237,195	53,070	290,265
Industrial Ingredient sales	192,857	53,070	245,927

In addition to the amounts restated above, the Company has also corrected an error in the consolidated statement of cash flows to properly classify proceeds and payments related to a short term financing arrangement as a financing activity rather than as an operating activity. The net amount of proceeds and repayments previously reflected as a “Change in operating assets and liabilities – accounts payable and accrued liabilities” of $956,000 for the nine months ended May 31, 2012 has been corrected within financing activities at the appropriate gross amounts of proceeds and payments.

3—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2013 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended May 31, 2013 and 2012 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain prior period amounts have been reclassified to conform to the current period presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2012.

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

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance, which is effective prospectively for annual reporting periods’ beginning after December 15, 2012, does not change the current requirements for reporting net income or other comprehensive income. The Company is evaluating the impact this guidance will have on its disclosures.

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

4—BALANCE SHEET DETAILS

The components of inventory are as follows:

	May 31,	August 31,
	2013	2012
	(In thousands)
Raw materials	$19,776	$19,773
Work in progress	2,269	1,542
Finished goods	22,624	22,357

Total inventories	$44,669	$43,672

The components of property, plant and equipment are as follows:

	May 31,	August 31,
	2013	2012
	(In thousands)
Land	$11,713	$11,623
Plant and equipment	352,144	346,087
Construction in progress	7,051	7,679

	370,908	365,389
Accumulated depreciation	(261,873)	(252,198)

Net property, plant and equipment	$109,035	$113,191

At May 31, 2013 and August 31, 2012, the Company had approximately $0.4 million and $1.1 million, respectively, of payables related to property, plant and equipment which have been excluded from acquisitions of property, plant and equipment in the statements of cash flows.

Components of accrued liabilities are as follows:

	May 31,	August 31,
	2013	2012
	(In thousands)
Employee-related costs	$3,658	$4,837
Other accrued liabilities	3,878	3,400

Total accrued liabilities	$7,536	$8,237

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

5—DEBT

As of May 31, 2013, the Company had $77.0 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Fiscal 2013 annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.50 for the last two fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

At May 31, 2013, the Company also had two non-interest bearing loans from the Iowa Department of Economic Development (“IDED”). The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At May 31, 2013, the Company had $1.3 million outstanding related to the IDED loans.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of May 31, 2013, the Company was not permitted to pay dividends.

6—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2013 were 40% and 37%, respectively. The difference between the third quarter effective tax rate and the U.S. federal statutory tax rate is primarily due to a $0.3 million write-off of deferred tax assets related to expired stock option awards. The difference between the effective tax rates and the U.S. federal statutory tax rate for the year-to-date period was primarily due to the adjustment noted above in the third quarter and state income taxes, partially offset by the tax benefit associated with the research and development tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated, to January 1, 2012, several corporate tax provisions that had expired, including the research and development tax credit. The Company recorded $0.15 million in the second quarter of fiscal 2013 related to this tax credit for research and development activities in fiscal 2012, which reduced the effective tax rate by 2% for the nine-month period ended May 31, 2013.

For the first nine months of fiscal 2012, the Company recorded $5.0 million of income tax expense on a pre-tax loss of $0.2 million. The difference between the recorded tax expense and the expected tax expense of $0.1 million at the U.S. federal statutory tax rate was primarily due to federal and state income taxes on $8.6 million of non-deductible dividends, accretion of discount and amortization of issuance costs on the redemption of the Series A Preferred Stock which were reported as interest expense and other non-operating expense in the Condensed Consolidated Statements of Operations, and the valuation allowance recorded of $1.8 million discussed below. The Series A Preferred Stock was redeemed in the third and fourth quarters of fiscal 2012.

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

At May 31, 2013, the Company had $11.1 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Uncertain Tax Positions

In the three- and nine month periods ended May 31, 2013, the amount of unrecognized tax benefits decreased by approximately $121,000 and $58,000, respectively. The total amount of unrecognized tax benefits at May 31, 2013 was $1.0 million, all of which, if recognized, would favorably impact the effective tax rate. At May 31, 2013, the Company had $0.2 million of accrued interest and penalties included in Other liabilities in the Condensed Consolidated Balance Sheets.

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

7—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The components of accumulated other comprehensive loss and other comprehensive income (loss) are summarized as follows:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Gains (Losses) on Postretirement Obligations	Accumulated Other Comprehensive Loss
Balance at August 31, 2012	$1,638	$(17,231)	$(15,593)
Other comprehensive income (loss), net of taxes	(2,251)	1,064	(1,187)

Balance at May 31, 2013	$(613)	$(16,167)	$(16,780)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Postretirement Obligations	Accumulated Other Comprehensive Loss
Balance at August 31, 2011	$731	$(8,290)	$(7,559)
Other comprehensive income (loss), net of taxes	(1,401)	—	(1,401)

Balance at May 31, 2012	$(670)	$(8,290)	$(8,960)

8—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan, as amended, (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of May 31, 2013, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 374,382. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the nine months ended May 31, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2012	1,824,916	$10.94
Granted	120,000	8.49
Exercised	(49,000)	5.99
Cancelled	(189,964)	15.00

Outstanding Balance, May 31, 2013	1,705,952	10.46	3.79	$5,374,500

Options Exercisable at May 31, 2013	1,083,703	$12.93	2.62	$1,838,900

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.85 as of May 31, 2013 that would have been received by the option holders had all option holders exercised on that date.

The Company estimated the fair value of stock options granted during the first nine months of fiscal 2013 using the following weighted-average assumptions and resulting in the following weighted-average grant date fair values:

Expected volatility	68%
Expected life (years)	4.7
Interest rate	0.5-1.0%
Weighted-average fair values	$4.60

As of May 31, 2013, the Company had $1.1 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the nine months ended May 31, 2013 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2012	61,716	$5.94
Granted	24,489	7.35
Vested	(61,716)	5.94
Cancelled	—	—

Nonvested at May 31, 2013	24,489	$7.35

On January 1, 2013, each non-employee director received an award of 2,721 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on December 31, 2012. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of May 31, 2013, the Company had $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.6 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
Cost of sales	$—	$2	$—	$34
Operating expenses	290	443	1,102	846
Research and development expenses	—	2	—	13

Total stock-based compensation expense	$290	$447	$1,102	$893
Income tax benefit	110	170	419	339

Total stock-based compensation expense, net of tax	$180	$277	$683	$554

9—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs are as follows:

	Three months ended		Nine months ended
	May 31,		May 31,
Defined benefit pension plans	2013	2012	2013	2012
	(In thousands)
Service cost	$486	$380	$1,458	$1,140
Interest cost	662	682	1,986	2,046
Expected return on plan assets	(717)	(729)	(2,151)	(2,187)
Amortization of prior service cost	60	57	180	171
Amortization of actuarial losses	483	193	1,449	579

Net periodic benefit cost	$974	$583	$2,922	$1,749

	Three months ended		Nine months ended
	May 31,		May 31,
Post-retirement health care plans	2013	2012	2013	2012
	(In thousands)
Service cost	$59	$57	$177	$171
Interest cost	215	243	645	729
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	67	—	201	—

Net periodic benefit cost	$303	$262	$909	$786

10—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of May 31, 2013 and August 31, 2012:

As of May 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(636)	$—	$—	$(636)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $1.2 million at May 31, 2013.

As of August 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(1,422)	$—	$—	$(1,422)

(1)	On the condensed consolidated balance sheet, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $2.6 million at August 31, 2012.

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

The Company has two non-interest bearing loans from the State of Iowa. The carrying value of the debt at May 31, 2013 was $1.3 million and the fair value of the debt was estimated to be $1.2 million. See Note 5. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input is the discount rate which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. Penford also uses exchange-traded futures to hedge corn inventories and firm corn purchase contracts. Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in other comprehensive income at May 31, 2013 that is expected to be reclassified into income within 12 months is $0.6 million.

As of May 31, 2013, Penford had purchased corn positions of 7.4 million bushels, of which 1.8 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 5.6 million bushels.

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

As of May 31, 2013, the Company had the following outstanding futures contracts:

Corn Futures	4,465,000	Bushels
Natural Gas Futures	420,000	mmbtu (millions of British thermal units)
Ethanol Futures	3,780,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of May 31, 2013 and August 31, 2012.

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	May 31 2013	Aug 31 2012	Balance Sheet Location	May 31 2013	Aug 31 2012
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures	Other Current Assets	$50	$12	Other Current Assets	$323	$126
Ethanol Futures	Other Current Assets	—	—	Other Current Assets	567	706

Fair Value Hedges:
Corn Futures	Other Current Assets	125	—	Other Current Assets	—	602

Derivatives not designated as hedging instruments:
Natural Gas Futures	Other Current Assets	56	—	Other Current Assets	—	—
Natural Gas Options	Other Current Assets	23	—	Other Current Assets	—	—

		$254	$12		$890	$1,434

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and nine- month periods ended May 31, 2013 and 2012.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended May 31		3 Months Ended May 31		3 Months Ended May 31
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures (1)	$530	$(1,075)	$596	$91	$(474)	$(138)
Natural Gas Futures (1)	—	—	—	(37)	—	—
Ethanol Futures (1)	(557)	—	(355)	(18)	—	—

	$(27)	$(1,075)	$241	$36	$(474)	$(138)

Fair Value Hedges:
Corn Futures (1) (2)					$143	$(21)

Derivatives not designated as hedging instruments:
Natural Gas Futures (1)					$294	$(34)
FX Contracts (1)					—	(3)
Natural Gas Options (1)					(20)	—
Soybean Meal Futures (1)					—	(14)

					$274	$(51)

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	9 Months Ended May 31		9 Months Ended May 31		9 Months Ended May 31
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures (1)	$(43)	$(1,825)	$4,087	$2,035	$(589)	$(317)
Natural Gas Futures (1)	—	(41)	—	(531)	—	—
Ethanol Futures (1)	429	1,150	(71)	39	(11)	—

	$386	$(716)	$4,016	$1,543	$(600)	$(317)

Fair Value Hedges:
Corn Futures (1) (2)					$127	$89

Derivatives not designated as hedging instruments:
Natural Gas Futures (1)					$(16)	$(1,082)
FX Contracts (1)					—	6
Natural Gas Options (1)					(20)	12
Soybean Meal Futures (1)					—	(14)

					$(36)	$(1,078)

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

11—SEGMENT REPORTING (Restated)

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily paper and packaging products and fuel grade ethanol. The Industrial Ingredients segment produces certain by-products from its corn starch manufacturing process. The proceeds from the sale of these by-products are classified as sales in the table below.

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
		As restated. See Note 2		As restated. See Note 2
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$44,572	$43,633	$132,610	$113,071
Ethanol	28,111	23,118	69,710	79,786
By-Products	20,501	18,359	64,710	53,070

	93,184	85,110	267,030	245,927
Food Ingredients	28,535	26,173	82,793	77,001

	$121,719	$111,283	$349,823	$322,928

Income (loss) from operations:
Industrial Ingredients	$565	$75	$1,500	$(161)
Food Ingredients	6,206	5,362	17,097	16,563
Corporate and other	(2,496)	(1,864)	(7,772)	(6,820)

	$4,275	$3,573	$10,825	$9,582

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

The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products. Consolidated assets at May 31, 2013 included $12.1 million of assets related to the acquisition. Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the sales and marketing functions of the acquired operations are being managed by the Industrial Ingredients business. Therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations. Included in Industrial Ingredients sales is $6.8 million and $18.7 million for the three and nine months ended May 31, 2013, respectively, and $5.3 million and $9.0 million for the three and nine months ended May 31, 2012, respectively, arising from the acquired operations.

	May 31,	August 31,
	2013	2012
	(In thousands)
Total assets:
Industrial Ingredients	$142,852	$143,039
Food Ingredients	64,443	63,949
Corporate and other	25,006	29,191

	$232,301	$236,179

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

	Three months ended		Nine months ended
	May 31,		May 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Numerator:
Net income (loss)	$2,058	$(5,452)	$4,956	$(5,200)
Less: Allocation to participating securities	(4)	—	(15)	—

Net income (loss) applicable to common shares	$2,054	$(5,452)	$4,941	$(5,200)

Denominator:

Weighted average common shares outstanding, basic	12,395	12,300	12,349	12,292
Dilutive stock options and awards	275	—	199	—

Weighted average common shares outstanding, diluted	12,670	12,300	12,548	12,292

For the three and nine months ended May 31, 2012, there were 61,716 and 56,008 weighted-average restricted stock awards excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

Weighted-average stock options to purchase 916,463 and 967,820 shares of common stock for the three and nine months ended May 31, 2013, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive. Weighted-average stock options to purchase 1,887,592 and 1,579,673 shares of common stock for the three and nine months ended May 31, 2012, were excluded from the calculation of diluted earnings (loss) per share because they were antidilutive.

13—LEGAL PROCEEDINGS AND CONTINGENCIES

On April 16, 2013, the Company received $3.4 million in full settlement of certain claims the Company had made against a contractor and its insurer that arose from engineering design work performed in connection with the construction of the Company’s ethanol plant completed in 2008. The Company had alleged breach of contract and negligence by the contractor, and sought recovery of its costs and damages from the contractor and its insurer due to errors and delays in the performance of the work. The settlement amount, net of contingent legal fees, expert fees and other litigation expenses incurred in the matter, of approximately $2.1 million, was reflected as a reduction of the cost of the ethanol plant. Approximately $0.3 million was recorded as a reduction of operating expenses related to the recovery of legal and other costs.

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

Overview

Penford generates revenues, income and cash flows by developing, manufacturing and marketing specialty natural-based ingredient systems for food and industrial applications, including fuel grade ethanol. The Industrial Ingredients segment produces certain by-products from its corn wet milling operations, including corn gluten feed, corn gluten meal and corn germ. The Company develops and manufactures ingredients with starch as a base, providing value-added applications to its customers. Penford’s starch products are manufactured primarily from corn and potatoes and are used principally as binders and coatings in paper, packaging and food production and as an ingredient in fuel.

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

Restatement of Previously Issued Financial Statements

Previously, the Company had recorded the proceeds from the sale of by-products as a reduction of cost of sales. After consultation and review with the Staff of the Securities and Exchange Commission (“SEC”), the Company and the Company’s Audit Committee concluded that the proceeds from the sale of by-products should be classified as sales rather than as a reduction of cost of sales. The Company restated its Annual Report on Form 10-K for the fiscal year ended August 31, 2012 and its Quarterly Reports on Form 10-Q for the quarterly periods ended November 30, 2012 and February 28, 2013 to classify by-product sales as sales in the consolidated statements of operations. The proceeds from the sale of by-products for the three and nine months ended May 31, 2012 have been classified as sales in the Condensed Consolidated Statements of Operations and in Note 11 “Segment Reporting.” In addition to the amounts restated, the Company also corrected an error in the consolidated statement of cash flows for the nine months ended May 31, 2012 to classify payments related to a short term financing arrangement as a financing activity rather than as an operating activity. See Note 2 to the Condensed Consolidated Financial Statements for a discussion of the adjustments.

In connection with the restatements, the Company reevaluated the effectiveness of its disclosure controls and procedures. Based upon that reevaluation, a material weakness was identified as described in Part I, Item 4 of this Quarterly Report on Form 10-Q. See Item 4 for a discussion of the material weakness and management’s remediation plan.

Results of Operations

Executive Overview

Quarters ended May 31, 2013 and May 31, 2012:

•	Net income for the quarter ended May 31, 2013 was $2.1 million, or $0.16 per diluted share, compared to a net loss of $5.5 million, or $0.44 per diluted share last year.

•	Consolidated sales increased 9.4% to $121.7 million from $111.3 million for the same period last year.

•

Sales growth was driven by improvements in pricing and product mix in all businesses, volume growth in non-coating applications for the Food Ingredients business and increase in by-product sales at the Industrial Ingredients business.

•	Consolidated gross margin as a percent of sales was 10.8% compared to 10.3% a year ago. Gross margin was higher by $1.7 million.

•

Interest expense declined by $1.3 million due to lower interest rates available under the Company’s bank credit facility compared with the higher borrowing costs under the Company’s 15% Series A Preferred Stock which was redeemed in the third and fourth quarters of fiscal 2012.

•

Income tax expense for the third quarter of fiscal 2013 was 40% of pre-tax income. The difference between the third quarter effective tax rate and the statutory rate is due to a $0.3 million write-off of deferred tax assets related to expired stock option awards.

Nine months ended May 31, 2013 and 2012:

•

Net income for the nine months ended May 31, 2013 improved to $5.0 million from a loss of $5.2 million in the same period last year. Earnings per diluted share were $0.39 compared to a loss per diluted share of $0.42 for the nine-month period of fiscal 2012.

•

Consolidated sales increased 8.3% to $349.8 million from $322.9 million last year on pricing and mix improvements in both business segments, volume growth in non-coating applications for the Food Ingredients business and an increase in by-product sales at the Industrial Ingredients business.

•

Consolidated gross margin as a percent of sales was 10.7% in fiscal 2013 compared to 10.1% in fiscal 2012. Gross margin increased by $4.8 million on sales improvements discussed above and lower energy costs.

•	As discussed above for the third quarter of fiscal 2013, interest expense declined due to the redemption of the Company’s preferred stock.

•

The Company’s effective tax rate for the nine months ended May 31, 2013 was 37%. The difference between the year-to-date effective tax rate and the statutory tax rate was primarily due to the stock option award tax adjustment noted above in the third quarter and state income taxes, partially offset by the tax benefit associated with the research and development tax credit. See Note 6 to the Condensed Consolidated Financial Statements.

Industrial Ingredients

Third quarter fiscal 2013 sales at the Company’s Industrial Ingredients business unit increased $8.1 million, or 9.5%, to $93.2 million from $85.1 million in the third quarter of fiscal 2012. This increase was primarily due to:

•

Industrial starch sales increased $0.9 million, or 2%, to $44.6 million from $43.6 million last year. The increase is primarily due to favorable product mix and pricing and the pass-through of net corn cost increases to customers, partially offset by industrial starch volume decline of 6%.

•	Ethanol sales increased $5.0 million, or 21.6%, to $28.1 million from $23.1 million on a 3% increase in volume and 18% increase in average unit selling prices.

•	By-product sales increased $2.1 million to $20.5 million from $18.4 million last year. The increase was equally due to favorable volume and pricing.

Sales for the nine-month period of fiscal 2013 increased $21.1 million, or 8.6%, to $267.0 million from $245.9 million in the prior year. The increase was primarily due to:

•	Sales increased $9.7 million attributable to the operations of Carolina Starches which were acquired in January 2012.

•

Industrial corn starch sales, excluding sales contributed by Carolina Starches, rose 9%, or $9.8 million, on favorable product mix and pricing, including the pass-through of increases in the net cost of corn, of 6% and a 3% increase in volume.

•	Ethanol sales declined $10.1 million as volume declined 14% and pricing was marginally higher.

•	By-product sales increased $11.6 million to $64.7 million from $53.1 million last year primarily on favorable pricing.

Industrial Ingredients’ income from operations for the third quarter of fiscal 2013 was $0.6 million compared to $0.1 million in fiscal 2012. Gross margin for the third quarter of fiscal 2013 increased $0.9 million to $4.1 million. The increase was due to improvements in product mix and average unit pricing of $5.3 million, partially offset by higher net corn costs of $3.6 million, lower volume of $0.2 million and higher manufacturing costs of $0.6 million. Operating and research and development expenses increased $0.4 million in the third quarter of fiscal 2013 due to an increase in employee costs for additional research and development and bioproducts commercial resources.

Industrial Ingredients’ income from operations for the nine months ended May 31, 2013 improved $1.7 to $1.5 million compared to an operating loss of $0.2 million in the prior year. Gross margin during this period improved $3.6 million to $12.2 million. Favorable product mix and pricing contributed $5.2 million to margin expansion. In addition, lower energy and chemical costs of $1.2 million and lower net corn costs of $0.4 million were offset by increased labor costs of $1.5 million, an increase in manufacturing costs of $0.4 million and the effect of lower volume of $1.3 million.

Food Ingredients

Fiscal 2013 third quarter sales for the Food Ingredients segment of $28.5 million increased 9.0%, or $2.4 million, over the third quarter of fiscal 2012. The increase was primarily due to 6% higher volume and a 3% improvement in average unit pricing. Sales of non-coating applications expanded by 17%, led by sales to the gluten-free, dairy, pet chews and soups/sauces/gravies end markets. Non-coating application sales contributed over 60% of total segment revenues and accounted for all of the sales growth in the third quarter.

Sales for the nine months ended May 31, 2013 improved 7.5%, or $5.8 million, over sales for the same period last year of $77.0 million. Sales volume improved 6% and average unit pricing increased 2%. Sales of non-coating applications to the protein, soups/sauces/gravies, dairy and gluten-free end markets grew at double-digit rates and contributed over 60% of total food ingredient sales and all of the segment revenue growth.

Operating income for the third quarter of fiscal 2013 at the Company’s Food Ingredients segment increased 15.7% to $6.2 million from $5.4 million in the same period last year. Gross margin rose 10% to $9.1 million, a $0.8 million increase over last year on higher volumes and improved pricing and mix. Operating and research and development expenses were comparable to last year.

Food Ingredients’ operating income for the nine months ended May 31, 2013 improved 3.2% to $17.1 million from $16.6 million in the same period last year. Gross margin rose 5.1%, or $1.2 million, on volume growth of $1.4 million, partially offset by higher raw potato starch costs. Operating and research and development expenses increased $0.7 million due to higher employee and legal costs.

Corporate operating expenses

Corporate operating expenses of $2.5 million for the third quarter of fiscal 2013 increased $0.7 million over the same period last year due to higher employee cost and professional fees. Corporate operating expenses for the first nine months of fiscal 2013 increased $1.0 million to $7.7 million from $6.7 million in the same period last year due primarily to an increase in employee costs.

Non-operating income (expense)

Non-operating income was approximately $0.1 million for the three- and nine-month periods ended May 31, 2013. In the third quarter of fiscal 2012, the Company recorded $2.8 million in discount accretion and amortization of issuance costs in connection with the Series A Preferred Stock redemption.

Interest expense

In the third and fourth quarters of fiscal 2012, the Company redeemed $40.0 million of its outstanding Series A 15% Cumulative Preferred Stock (the “Preferred Stock”). The redemptions were funded with available balances on the Company’s revolving credit facility. Dividends and discount accretion on the Preferred Stock were recorded as interest expense in fiscal 2012. Interest expense for the three- and nine-month periods ended May 31, 2013 decreased $1.3 million and $4.1 million, respectively, from the same periods in fiscal 2012. The decrease was primarily due to the lower interest rates available to the Company under its credit facility compared with the higher dividend rate on the Preferred Stock. The interest rate on the Company bank debt was based on a margin over LIBOR (London Interbank Offered Rate).

Income taxes

The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2013 were 40% and 37%, respectively. The difference between the third quarter effective tax rate and the U.S. federal statutory tax rate is primarily due to a $0.3 million write-off of deferred tax assets related to expired stock option awards. The difference between the effective tax rates and the U.S. federal statutory tax rate for the year-to-date period was primarily due to the adjustment noted above in the third quarter and state income taxes, partially offset by the tax benefit associated with the research and development tax credit. See Note 6 to the Condensed Consolidated Financial Statements.

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

At May 31, 2013, the Company had $11.1 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its bank credit facility.

Operating Activities

Cash provided by operations was $14.6 million for the nine months ended May 31, 2013 compared with $6.6 million for the same period last year. The increase in operating cash flow was primarily due improved earnings over the prior period, partially offset by higher working capital requirements. The Company has increased its inventories of corn and corn starch finished goods in response to last year’s drought conditions.

Investing Activities

Cash used in investing activities of $8.3 million was for investments in capital projects. See Note 4 to the Condensed Consolidated Financial Statements. The Company expects total capital expenditures for fiscal 2013 to be approximately $15 million. In the third quarter of fiscal 2013, the Company settled a claim against a contractor and its insurer that arose from engineering design work performed in connection with the construction of the Company’s ethanol plant. Approximately $2.1 million of the settlement was reflected as a reduction of the cost of the ethanol plant. See Note 13 to the Condensed Consolidated Financial Statements.

Financing Activities

As of May 31, 2013, the Company had $77.0 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Fiscal 2013 annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.50 for the last two fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of May 31, 2013, the Company was not permitted to pay dividends.

Contractual Obligations

The Company is a party to various debt and lease agreements at May 31, 2013 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2012.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at May 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance, which is effective prospectively for annual reporting periods beginning after December 15, 2012, do not change the current requirements for reporting net income or other comprehensive income. The Company is evaluating the impact this guidance will have on its disclosures.

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

In connection with the restatement of previously filed financial statements discussed in Note 2 to the Condensed Consolidated Financial Statements under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), the Company reevaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that reevaluation, a material weakness was identified and the Certifying Officers concluded that, as a result, the Company’s disclosure controls and procedures were not effective as of May 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

The Company resolved or settled certain matters during the quarter that did not individually or in the aggregate have a material impact on the Company’s financial condition or results of operations in the quarter. For further information, see Note 13 to the Company’s financial statements.

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

Item 6:	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three and nine months ended May 31, 2013, filed on July 9, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

July 9, 2013	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer