Form 10-K
period 2013-08-31
PENFORD CORP
filed 2013-11-14
CIK 739608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2013

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

    Yes [    ]  No [X]

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 28, 2013, the last business day of the Registrant’s second quarter of fiscal 2013, was approximately $120.3 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2013 was 12,497,654.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PENFORD CORPORATION

FISCAL YEAR 2013 FORM 10-K ANNUAL REPORT

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

In January 2012, the Company acquired, through purchase and capital lease, the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. The acquisition of this business provides an important source of raw material to support continued growth in the Company’s Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 18 to the Consolidated Financial Statements.

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

Penford operates in two business segments, Industrial Ingredients and Food Ingredients. Each of the Company’s businesses utilizes the Company’s carbohydrate chemistry expertise to develop starch-based ingredients for value-added applications that improve the quality and performance of customers’ products. Financial information about Penford’s segments and geographic areas is included in Note 19 to the Consolidated Financial Statements. Additional information on Penford’s two business segments follows:

•	Industrial Ingredients, which in fiscal years 2013, 2012 and 2011 generated approximately 76%, 76% and 78%, respectively, of Penford’s revenue, is a supplier of chemically modified specialty starches to the paper and packaging industries. Industrial Ingredients also produces food grade corn starch for sale by the Company’s Food Ingredients business. Through a commitment to research and development, Industrial Ingredients develops customized product applications that help its customers realize improved manufacturing efficiencies and advancements in product performance. Industrial Ingredients has specialty processing capabilities for a variety of modified starches. Specialty products for industrial applications are designed to improve the strength and performance of customers’ products and efficiencies in the manufacture of coated and uncoated paper and paper packaging products. These starches are principally ethylated (chemically modified with ethylene oxide), oxidized (treated with sodium hypochlorite) and cationic (carrying a positive electrical charge). Ethylated and oxidized starches are used in coatings and as binders, providing strength and printability to fine white, magazine and catalog paper. Cationic and other liquid starches are generally used in the paper-forming process in paper production, providing strong bonding of paper fibers and other ingredients.

The Company’s Industrial Ingredients segment also produces and sells fuel grade ethanol from its facility in Cedar Rapids, Iowa. Ethanol production gives the Company the ability to select an additional output choice to capitalize on changing industry conditions and selling opportunities. Sales of ethanol in fiscal years 2013, 2012 and 2011 were 27%, 31% and 36%, respectively, of this segment’s reported revenue.

The Industrial Ingredients business produces certain by-products from its corn wet milling operations in Cedar Rapids, Iowa. These by-products include corn gluten feed and corn gluten meal, which are sold to various market participants for use in animal feed, and corn germ, which is sold to a producer of corn oil. Sales of by-products in fiscal years 2013, 2012 and 2011 were 23%, 22%, and 20%, respectively, of this segment’s reported revenue.

•	Food Ingredients, which in fiscal years 2013, 2012 and 2011 generated approximately 24%, 24% and 22%, respectively, of Penford’s revenue, is a developer and manufacturer of specialty starches and dextrins to the food manufacturing and food service industries. This business’s expertise is in leveraging the inherent characteristics from potato, corn, tapioca and rice to help improve its customers’ product performance. Food Ingredients’ specialty starches produced for food applications are used in coatings to provide crispness, improved taste and texture, and increased product life for products such as french fries sold in restaurants. Food ingredients starch products are used to reduce fat levels, increase fiber content, modify texture, and improve color and consistency in a variety of foods such as canned products, sauces, whole and processed meats, dry powdered mixes and bakery products. These starch products are also used as moisture binders and in companion pet products, such as dog treats and chews.

Raw Materials

Corn:  Penford’s North American corn wet milling plant is located in Cedar Rapids, Iowa, in the middle of the U.S. corn belt. Accordingly, the plant has truck-delivered corn available throughout the year from a number of suppliers at prices consistent with those available in the major U.S. grain markets.

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

Corn, chemicals and natural gas are not currently subject to availability constraints; however, demand for these items can significantly affect the prices. Penford’s current potato starch requirements constitute a material portion of the available North American supply. Penford estimates that it purchases over 60% of the recovered potato starch in North America. It is possible that, in the long term, continued growth in demand for potato starch-based ingredients and new product development could result in capacity constraints.

Approximately 70% of the Company’s manufacturing costs consist of the costs of corn, potato starch, chemicals and natural gas. The remaining portion consists of the costs of labor, distribution, depreciation and maintenance of manufacturing plant and equipment, and other utilities. The prices of raw materials may fluctuate, and increases in costs may affect Penford’s business adversely. To mitigate this risk, Penford hedges a portion of corn and, at times, natural gas purchases with futures and options contracts and enters into short-term supply agreements for other production requirements.

Research and Development

Penford’s research and development efforts cover a range of projects including technical service work focused on specific customer support projects which require coordination with customers’ research efforts to develop innovative solutions to specific customer requirements. These projects are supplemented with longer-term, new product development and commercialization initiatives. Research and development expenses were $5.9 million, $5.8 million and $4.8 million for fiscal years 2013, 2012 and 2011, respectively.

Patents, Trademarks and Trade Names

Penford owns a number of patents, trademarks and trade names. The Company has approximately 30 current patents and pending patent applications, most of which are related to technologies in french fry coatings, coatings for the paper industry, and animal nutrition. Penford’s issued patents expire at various times between 2014 and 2027. The annual cost to maintain all of the Company’s patents is not significant. Most of Penford’s products are currently made with technology that is broadly available to companies that have the same level of scientific expertise and production capabilities as Penford.

Specialty starch ingredient brand names for industrial applications include, among others, Penford® gums, Pensize® binders, Penflex® sizing agent, Topcat® cationic additive and the Apollo® starch series. Product brand names and trademarks for food ingredient applications include PenFibe®, PenTechTM, PenPureTM, PenNovo®, PenBind®, PenCling® and PenPlus®.

Quarterly Fluctuations

Penford’s revenues and operating results vary from quarter to quarter for various reasons. For example, sales volumes of the Food Ingredients products used in food coatings are generally lower during Penford’s second fiscal quarter due to decreased consumption of some coated foods during the post-holiday season. In addition, the cost of natural gas in North America is generally higher in the winter months than the summer months.

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

During fiscal 2013, compliance with environmental regulations did not have a material impact on the Company’s operations. No unusual expenditures for environmental facilities and programs are anticipated in fiscal 2014.

Customers

Penford sells to a variety of customers and has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 21%, 24% and 28% of the Company’s net sales for fiscal years 2013, 2012 and 2011, respectively. Eco-Energy, Inc., a marketer and distributor of biofuels in the United States and Canada, is a customer of the Company’s Industrial Ingredients business.

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

Employees

At August 31, 2013, Penford had 403 employees, of which approximately 38% were members of a trade union. The collective bargaining agreement covering the Cedar Rapids-based manufacturing workforce expires in August 2015.

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

Export Sales

Export sales from Penford’s businesses in the U.S. accounted for approximately 8.0%, 7.6% and 7.2% of total sales in fiscal years 2013, 2012 and 2011, respectively. See Note 19 to the Consolidated Financial Statements for sales by country to which the product was shipped.

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

Executive Officers of the Registrant

Name	Age	Title
Thomas D. Malkoski	57	President and Chief Executive Officer
Steven O. Cordier	57	Senior Vice President, Chief Financial Officer and Assistant Secretary
Michael J. Friesema	56	Vice President — Corporate Development
Timothy M. Kortemeyer	47	Vice President; President, Industrial Ingredients
Wallace H. Kunerth	65	Vice President and Chief Science Officer (deceased on October 24, 2013)
Christopher L. Lawlor	63	Vice President — Human Resources, General Counsel and Secretary
John R. Randall	69	Vice President; President, Food Ingredients

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

Mr. Friesema joined Penford in September 2010 as Director — Business Development and was promoted to Vice President — Corporate Development in August 2012. He came to Penford from Corn Products International, Inc. (now Ingredion Incorporated), a manufacturer of starch and sweetener ingredients, where he most recently served as General Manager, Africa and Senior Director, Engineering, Asia-Africa Division. Prior to that, he was Chief Operating Officer and President — Food Ingredients for zuChem, Inc., a producer of unique sugars for use in the food, specialty and fine chemical markets.

Mr. Kortemeyer has served as Vice President of Penford Corporation since October 2005 and President, Industrial Ingredients since June 2006. He served as General Manager of the Industrial Ingredients business from August 2005 to June 2006. Mr. Kortemeyer joined Penford in 1999 and served as a Team Leader in the manufacturing operations of the Industrial Ingredients business until 2001. From 2001 until 2003, he was an Operations Manager and Quality Assurance Manager. From July 2003 to November 2004, Mr. Kortemeyer served as the business unit manager of the Company’s co-products business, and from November 2004 until August 2005, as the director of the Company’s specialty starches product lines, responsible for sales, marketing and business development.

Dr. Kunerth served as Penford’s Vice President and Chief Science Officer from 2000 until his death on October 24, 2013. From 1997 to 2000, he served in food applications research management positions in the Consumer and Nutrition Sector at Monsanto Company, a provider of hydrocolloids, high intensity sweeteners, agricultural products and integrated solutions for industrial, food and agricultural customers. Before Monsanto, he was the Vice President of Technology at Penford’s Food Ingredients business from 1990 to 1997.

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

In fiscal 2013, approximately 60% of Penford’s manufacturing costs were the costs of corn, potato starch and other agricultural raw materials. Weather conditions, plantings, government programs, policies and mandates and energy costs and global supply, among other things, have historically caused volatility in the supply and prices of these agricultural products. Due to local and/or international competition, the Company may not be able to pass through the increases in the cost of agricultural raw materials to its customers. To manage price volatility in the commodity markets, the Company may purchase inventory in advance or enter into exchange traded futures contracts. Despite these hedging activities, the Company may not be successful in limiting its exposure to market fluctuations in the cost of agricultural raw materials. Increases in the cost of corn, potato starch and other agricultural raw materials due to weather conditions or other factors beyond Penford’s control and that cannot be passed through to customers will reduce Penford’s future profitability.

Increases in energy and chemical costs may reduce Penford’s profitability.

Energy and chemicals comprised approximately 6% and 8%, respectively, of the cost of manufacturing the Company’s products in fiscal 2013. Penford uses natural gas extensively in its Industrial Ingredients business to dry starch products, and, to a lesser extent, in the Food Ingredients business. The Company uses chemicals in all of the businesses to modify starch for specific product applications and customer requirements. The prices of these inputs to the manufacturing process fluctuate based on anticipated changes in supply and demand, weather and the prices of alternative fuels, including petroleum. The Company may use short-term purchase contracts or exchange traded futures contracts to reduce the price volatility of natural gas; however, these strategies are not available for the chemicals the Company purchases. If the Company is unable to pass on increases in energy and chemical costs to its customers, margins and profitability would be adversely affected.

The loss of a major customer could have an adverse effect on Penford’s results of operations.

The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 21%, 24% and 28% of the Company’s net sales for fiscal years 2013, 2012 and 2011, respectively. Eco-Energy, Inc. is a marketer and distributor of biofuels in the United States and Canada. Sales to the top ten customers represented 56%, 60% and 64% of net sales for fiscal years 2013, 2012 and 2011, respectively. Generally, the Company does not have multi-year sales agreements with its customers. Many customers place orders on an as-needed basis and generally can change their suppliers without penalty. If Penford lost one or more major customers, or if one or more major customers significantly reduced its orders, sales and results of operations would be adversely affected.

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

The Company may experience an impairment charge related to its long-lived assets, which would decrease its earnings and net worth.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected undiscounted future cash flows (undiscounted and excluding interest charges) are less than the carrying amount of the asset. The estimation of expected future net cash flows is inherently uncertain and involves significant judgment. These estimates rely, to a considerable extent, on assumptions regarding current and future economics, market conditions, availability of capital, and forecasts of product sales and commodity and energy costs. If, in future periods, there are changes in the estimates or assumptions incorporated into the impairment review analysis, the changes could result in an adjustment to the carrying amount of the long-lived assets. There can be no assurance that management’s current projections of cash flows will be achieved or that an impairment charge will not be required in the future. An impairment charge could be material to the Company’s financial position and results of operations.

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

As of August 31, 2013, approximately $71.5 million of its outstanding debt was subject to variable interest rates which move in direct relation to the London InterBank Offered Rate (“LIBOR”), or the prime rate in the United States, depending on the selection of borrowing options. Any significant changes in these interest rates would materially affect the Company’s profitability by increasing or decreasing its borrowing costs.

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

The future funding obligations for the Company’s two U.S. defined benefit pension plans qualified with the Internal Revenue Service depend upon the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. The pension plans hold a significant amount of equity and fixed income securities. When the values of these securities decline, pension expense can increase and materially affect the Company’s results. Decreases in interest rates that are not offset by contributions and asset returns could also increase the Company’s obligations under such plans. The Company is legally required to make contributions to the pension plans in the future, and those contributions could be material. The Company expects to contribute $2.5 million to its pension plans during fiscal 2014.

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

As of August 31, 2013, approximately 38% of the Company’s 403 employees were members of a trade union. Although the Company’s relations with the relevant union are stable and the Company’s labor contract does not expire until August 2015, there is no assurance that the Company will not experience work disruptions or stoppages in the future, which could have a material adverse effect on its business and results of operations and adversely affect its relationships with its customers.

Risk Factors Relating to Penford’s Common Stock

Penford’s stock price has fluctuated significantly; the trading price of its common stock may fluctuate significantly in the future.

The trading price of the Company’s common stock has fluctuated significantly. In fiscal 2013, the stock price ranged from a low of $6.50 on November 8, 2012 to a high of $15.98 on July 31, 2013. The trading price of Penford’s common stock may fluctuate significantly in the future as a result of a number of factors, including:

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

Item 1B:  Unresolved Staff Comments

None.

Item 2:  Properties

Penford’s facilities as of August 31, 2013 are as follows:

	Bldg. Area (Approx. Sq. Ft.)		Land Area (Acres)	Owned/ Leased	Function of Facility
Centennial, Colorado	25,200		—	Leased	Corporate headquarters and research laboratories for the Food Ingredients segment

Cedar Rapids, Iowa	759,000	*	29	Owned	Manufacture of corn starch products and research laboratories for the Industrial Ingredients and Food Ingredients segments

Idaho Falls, Idaho	30,000		4	Owned	Manufacture of potato starch products for the Food Ingredients segment

Richland, Washington (owned and leased)	—		4.4	—	Manufacture of potato and tapioca starch Products for the Food Ingredients
Building 1	45,000		—	Owned	segment
Building 2	9,600		—	Leased

Plover, Wisconsin (two facilities, one of which is located on leased land)
Facility 1	45,000		9.5	Owned	Manufacture of potato starch products
Facility 2	15,000		3.3	Owned	Manufacture of potato starch products
				(leased land)	for the Food Ingredients segment

Berwick, Pennsylvania	31,200		2.1	Leased	Manufacture of potato starch products for the Industrial Ingredients segment
	20,000		—	Leased	Office and warehouse

North Charleston, South Carolina	21,700		5.0	Owned	Office and manufacture of potato starch products for the Industrial Ingredients segment

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

Item 3:  Legal Proceedings

In June 2011, the Company was notified that a complaint had been filed against a customer of a Company subsidiary, Penford Products Co. (“Penford Products”), in the United States District Court for the District of New Jersey alleging that certain pet products supplied by Penford Products to the customer by infringed upon a patent owned by T.F.H. Publications, Inc. (“Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products, and Penford Products commenced a defense at that time. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon two of Plaintiff’s patents. The complaint seeks an injunction against infringement of the Plaintiff’s patents as well as the recovery of certain damages. The court held a claim construction hearing on August 7, 2013 and the Company is awaiting the court’s decision regarding certain disputed patent claim terms. In November 2013, Plaintiff filed an amended complaint adding Penford Products as a defendant in the case. The Company believes that its products do not infringe upon any of Plaintiff’s patents and has continued its defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

In late August and early September, 2013, two of the Company’s subsidiaries, Penford Products and Carolina Starches, LLC (“Carolina Starches”), were served with separate complaints filed by Pirinate Consulting Group, LLC, as Litigation Trustee for the NP Creditor Litigation Trust, a successor in interest to the bankruptcy estate of NewPage Corporation, in the United States Bankruptcy Court for the District of Delaware seeking damages arising from alleged preferential transfers. The complaint filed against Penford Products seeks the recovery of alleged preferential transfers in the amount of approximately $778,000, together with other damages. The complaint filed against Carolina Starches seeks recovery of alleged preferential transfers of approximately $216,000, together with other damages. Answers to these complaints are not yet due and have not been filed, and no discovery in these matters has yet occurred. The Company believes that it has adequate, well-recognized defenses to these claims; however, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matter identified in the first paragraph, management is unable to provide additional information regarding any possible loss because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

PART II

Item 5:  Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Stock

Penford’s common stock, $1.00 par value, trades on The NASDAQ Global Market under the symbol “PENX.” On November 11, 2013, there were 346 shareholders of record. The high and low sales prices of Penford’s common stock during the last two fiscal years are set forth below.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
Quarter Ended November 30	$7.99	$6.50	$6.00	$4.78
Quarter Ended February 28	$11.27	$7.25	$6.00	$4.85
Quarter Ended May 31	$12.89	$9.35	$9.94	$5.30
Quarter Ended August 31	$15.98	$11.04	$9.14	$7.00

Dividends

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2013, the Company was not permitted to pay dividends. See Note 7 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None

Performance Graph

The following graph compares the Company’s cumulative total shareholder return on its common stock for a five-year period (September 1, 2008 to August 31, 2013) with the cumulative total return of the Nasdaq Market Index and all companies traded on the Nasdaq Stock Market (“Nasdaq”) with a market capitalization of $100 – $200 million, excluding financial institutions. The graph assumes that $100 was invested on September 1, 2008 in the Company’s common stock and in the stated indices. The comparison assumes that all dividends are reinvested. The Company’s performance as reflected in the graph is not indicative of the Company’s future performance.

ASSUMES $100 INVESTED ON SEPTEMBER 1, 2008

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING AUGUST 31, 2013

	2008	2009	2010	2011	2012	2013
PENFORD CORPORATION	100.00	39.29	29.89	33.55	44.59	82.66
NASDAQ MARKET INDEX (U.S.)	100.00	86.63	85.83	106.00	127.37	152.43
NASDAQ MARKET CAP ($100-200M)	100.00	76.85	65.36	64.85	55.77	56.47

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

Item 6:  Selected Financial Data

The following table sets forth certain selected financial information for the five fiscal years as of and for the period ended August 31, 2013. This table should be read in conjunction with the Consolidated Financial Statements and the notes to these statements included in Item 8.

	Year Ended August 31,
	2013	2012 (4)	2011	2010 (2)	2009 (1)
	(Dollars in thousands, except share and per share data)
Operating Data:
Sales	$467,250	$433,151	$373,763	$294,517	$293,378
Cost of sales	$422,203	$389,241	$339,928	$271,063	$281,087
Gross margin percentage	9.6%	10.1%	9.1%	8.0%	4.2%
Income (loss) from continuing operations	$4,007	$(9,566)	$(5,117)	$(9,629)	$(6,645)
Income (loss) from discontinued operations	$-	$-	$-	$16,312	$(58,142)

Net income (loss)	$4,007	$(9,566)	$(5,117)	$6,683	$(64,787)
Diluted earnings (loss) per share from continuing operations	$0.32	$(0.78)	$(0.42)	$(0.84)	$(0.59)
Diluted earnings (loss) per share from discontinued operations	$-	$-	$-	$1.41	$(5.21)

Diluted earnings (loss) per share	$0.32	$(0.78)	$(0.42)	$0.57	$(5.80)
Dividends declared per common share	$-	$-	$-	$-	$0.12
Average common shares and equivalents–assuming dilution	12,618,158	12,293,749	12,250,914	11,600,885	11,170,493
Balance Sheet Data (as of August 31):
Total assets	$224,618	$236,179	$212,414	$208,408	$258,245
Capital expenditures	14,199	14,146	8,295	5,980	5,379
Long-term debt (3)	72,739	84,004	23,802	21,038	71,141
Total debt	72,970	84,462	24,223	21,467	92,382
Redeemable preferred stock, Series A (3)	-	-	38,982	34,104	-
Shareholders’ equity	82,893	68,850	85,465	83,572	79,359

(1) Income (loss) from continuing operations included (i) a pre-tax gain of $1.6 million on the sale of assets related to the Company’s dextrose product line and (ii) net insurance recoveries of $9.1 million related to the flooding in Cedar Rapids, Iowa. Income (loss) from discontinued operations included a non-cash asset impairment charge of $33.0 million related to the property, plant and equipment of the Australia/New Zealand Operations, (ii) a $13.8 million non-cash goodwill impairment charge, and (iii) a pre-tax gain of $0.7 million related to the sale of land in New Zealand.

(2) Income (loss) from continuing operations included (i) a pre-tax charge of approximately $1.0 million related to unamortized transaction fees associated with the Company’s prior credit facility when the Company refinanced its bank debt and (ii) a loss of approximately $1.6 million related to the termination of the Company’s interest rate swap agreements. Income (loss) from discontinued operations included the reclassification of $13.8 million of currency translation gains from other comprehensive income to earnings following the liquidation of most of the remaining net assets of the Australia/New Zealand Operations.

(3) In fiscal 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). Proceeds from the preferred stock issuance of $40.0 million were used to repay bank debt. During fiscal

2012, the Company redeemed all of the Series A Preferred Stock with funds borrowed on the Company’s revolving line of credit. The amount redeemed was $40.0 million plus accrued dividends of $8.9 million. See Notes 6 and 7 to the Consolidated Financial Statements.

(4) Income from continuing operations included (i) accelerated discount accretion of $5.5 million and (ii) amortization of issuance costs of $1.1 million, both related to the early redemption of the Series A Preferred Stock and recorded in other non-operating income (expense). See Note 15 to the Consolidated Financial Statements. The results of operations for Carolina Starches are included since the acquisition on January 11, 2012. See Note 18 to the Consolidated Financial Statements.

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. See Note 19 to the Consolidated Financial Statements for additional information regarding the Company’s business segment operations. In January 2012, the Company acquired, through purchase and lease, the net assets and operations of Carolina Starches, which manufactures and markets industrial potato starch products and blends for the paper and packaging industries. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products.

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

Results of Operations

Executive Overview — Consolidated Results of Operations

•	Consolidated sales increased $34.1 million, or 7.9% to $467.2 million from $433.2 million a year ago.

•	Sales growth was driven by volume increases in the Food Ingredients business and pricing improvements in both the Food Ingredients and Industrial Ingredients businesses.

•	Consolidated gross margin was higher by $1.1 million primarily on favorable average pricing and product mix in both ingredients businesses.

•	Interest expense for fiscal 2013 decreased $4.6 million from the prior year to $4.0 million due to the redemption of the Company’s $40 million 15% Series A Preferred Stock in fiscal 2012. The redemption was funded by available balances on the Company’s bank credit facility. The interest rates on the Company’s bank debt are based on LIBOR or the bank’s prime rate plus a margin.

•	The Company’s effective tax rate for fiscal 2013 was 27%. See below and Note 16 to the Consolidated Financial Statements.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Industrial Ingredients

	Year Ended August 31,
	2013	2012
	(Dollars in thousands)
Sales — industrial starch	$177,382	$156,945
Sales — ethanol	96,852	101,874
Sales — by-products	81,782	71,788

Total sales	$356,016	$330,607
Gross margin	$10,647	$11,744
Loss from operations	$(3,238)	$(928)

Industrial Ingredients fiscal 2013 sales of $356.0 million grew $25.4 million, or 7.7%, over fiscal 2012. Industrial starch sales of $177.4 million increased 13% due to (1) additional sales of $12.2 million from the January 2012 acquisition of Carolina Starches, (2) increased average unit pricing of $3.2 million and (3) the pass-through of higher corn costs to customers. Sales of bioproducts, included in the industrial starch sales category, were comparable to last year. Fiscal 2013 sales of ethanol constituted 27% of industrial sales in fiscal 2013 compared to 31% in fiscal 2012. Sales of ethanol decreased $5.0 million due to a 7% decrease in volume partially offset by a 3% increase in average unit pricing. Sales of by-products increased $10.0 million, or 14%, primarily due to favorable pricing for meal and feed.

Gross margin decreased $1.1 million to $10.6 million in fiscal 2013 from $11.7 million a year ago. Margins declined due to lower volume of $0.7 million, higher corn costs of $6.7 million which could not be passed through to customers, and increased personnel costs of $2.0 million, partially offset by $8.0 million in favorable pricing and product mix, and $0.3 million of lower manufacturing costs.

The loss from operations for fiscal 2013 was $3.2 million compared with a loss of $0.9 million last year. The change in the operating loss was due to the decrease in gross margin described above, $0.9 million of additional operating expenses related the acquisition of Carolina Starches in the second quarter of fiscal 2012, and $0.6 million in higher employee costs for commercial and business development resources, partially offset by lower professional fees of $0.3 million.

Food Ingredients

	Year Ended August 31,
	2013	2012
	(Dollars in thousands)
Sales	$111,234	$102,544
Gross margin	$34,399	$32,165
Income from operations	$23,265	$21,591

Sales of $111.2 million for the year ended August 31, 2013 increased 8.5%, or $8.7 million, on volume growth of 7% and favorable product mix and pricing of 2%. Sales of non-coating applications expanded 14%, with revenues from gluten-free, dairy and soups/sauces/gravy applications growing at double-digit rates. Sales of coating applications declined slightly on lower volume of 3% partially offset by higher unit pricing of 1%.

Gross margin improved $2.2 million in fiscal 2013 over the prior year. Increased volume and favorable pricing and mix contributed $2.1 million and $0.9 million, respectively, to the gross margin expansion. Partially offsetting these factors were higher raw material costs of $0.7 million and increased manufacturing costs of $0.1 million. Income from operations grew $1.7 million on the increase in gross margin, partially offset by higher operating and research and development expenses. Operating and research and development expenses increased $0.6 million on higher employee, marketing and software costs.

Corporate Operating Expenses

Corporate operating expenses increased less than $0.1 million on higher professional fees offset by lower employee related costs.

Fiscal 2012 Compared to Fiscal 2011

Industrial Ingredients

	Year Ended August 31,
	2012	2011
	(Dollars in thousands)
Sales — industrial starch	$156,945	$127,471
Sales — ethanol	101,874	105,730
Sales — by-products	71,788	58,322

Total sales	$330,607	$291,523
Gross margin	$11,744	$7,523
Loss from operations	$(928)	$(4,718)

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

Non-Operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Loss on redemption of Series A Preferred Stock	$—	$ (6,599)	$—
Other	75	413	115

	$75	$ (6,186)	$115

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

Interest expense

Interest expense was $4.0 million, $8.6 million and $9.4 million in fiscal years 2013, 2012 and 2011, respectively. Interest expense decreased in fiscal 2013 due to the redemption of the Company’s 15% Series A Preferred Stock in fiscal 2012. The dividend rate of 15% on the Series A Preferred Stock was higher than the interest rates on the Company’s bank debt which are based on LIBOR or the bank’s prime rate plus a margin. Interest expense for fiscal 2012 decreased $0.7 million from the prior year primarily due to the redemptions of the Series A Preferred Stock in April 2012 ($16.5 million) and July 2012 ($23.5 million) which were funded by the Company’s revolving line of credit. The accretion of the discount on the Series A Preferred Stock and the amortization of issuance costs, which are included in interest expense, were $1.0 million and $1.2 million for the years ended August 31, 2012 and 2011, respectively. See Notes 6 and 7 to the Consolidated Financial Statements.

Income taxes

The effective tax rate of 27% for fiscal 2013 differed from the U.S. federal statutory rate primarily due to state income taxes and the tax effect of expiring and exercised stock options, offset by tax credits for research and development expenditures, net reductions in unrecognized tax benefits due to the lapsing of applicable statutes of limitation, and the partial reversal of the Company’s valuation allowance due to utilization of net operating loss and ethanol credit carryforwards. See Note 16 to the Consolidated Financial Statements.

At August 31, 2013, the Company had $6.5 million of net deferred tax assets. A valuation allowance has not been provided on the remaining net U.S. deferred tax assets as of August 31, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. Over half of the net deferred tax assets relate to net operating loss carryforwards which expire in 2030. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. There can be no assurance that management’s current plans will be achieved or that an additional valuation allowance will not be required in the future.

In fiscal 2012, the Company recorded $4.8 million of tax expense on a pretax loss of $4.8 million. The effective tax rate for fiscal 2012 differed from the U.S. federal statutory rate due to $13.0 million of non-deductible expenses related to the Company’s Series A Preferred Stock ($5.4 million of dividends, $6.3 million of discount amortization and $1.3 million of amortization of issuance costs) and a $1.8 million valuation allowance. In fiscal 2012, the Company recorded a valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company did not believe it had sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards were realizable at a more-likely-than-not level of assurance and recorded a $1.8 million valuation allowance. The valuation allowance will be reversed in future periods if and when these tax credit carryforwards are utilized.

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

Discontinued Operations

In fiscal 2010, the Company sold the operating assets of its Australia/New Zealand Operations. Australian administrative expenses of $0.1 million for each of the years ended August 31, 2013 and 2012 were included in income from continuing operations. The net assets of the discontinued Australia/New Zealand Operations were approximately $20,000 at August 31, 2013.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its revolving line of credit, which expires on July 9, 2017. The Company expects to generate sufficient cash flow from operations and to have sufficient borrowing capacity and ability to fund its cash requirements during fiscal 2014.

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Net cash flow provided by operating activities	$24,649	$2,560	$3,528
Net cash used in investing activities	(12,062)	(22,418)	(8,253)
Net cash provided by (used in) financing activities	(12,520)	19,731	4,691

Net increase (decrease) in cash	$67	$(127)	$(34)

Operating Activities

At August 31, 2013, Penford had working capital of $54.5 million, and $71.5 million outstanding under its $130 million revolving credit facility. Cash flow generated from operations of $24.6 million in fiscal year 2013 increased $22.1 million from the prior year. The increase was due to higher earnings, lower inventories, lower minimum pension contributions and decline in interest costs with the redemption of the Company’s preferred stock in fiscal 2012.

Cash flow generated from operations of $2.6 million in fiscal year 2012 decreased $1.0 million from fiscal year 2011, primarily due to the payment of interest upon the redemption of the Company’s preferred stock. See Note 6 to the Consolidated Financial Statements.

Investing Activities

Capital expenditures were $14.2 million, $14.1 million and $8.3 million in fiscal years 2013, 2012 and 2011, respectively. Penford expects capital expenditures to be approximately $15-18 million in fiscal 2014. In fiscal 2013, the Company settled a claim against a contractor and its insurer that arose from engineering design work performed in connection with the construction of the Company’s ethanol plant. Approximately $2.1 million of the settlement was reflected as a reduction of the cost of the ethanol plant. See Note 21 to the Consolidated Financial Statements.

In fiscal 2012, the Company purchased the businesses of Carolina Starches for $8.5 million in cash. Cash acquired in the purchase transaction was $0.2 million. See Note 18 to the Consolidated Financial Statements.

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

Bank Debt

In July 2012, in connection with the redemption of preferred stock discussed above, the Company refinanced its obligations then outstanding. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement (the “2012 Agreement”) with Bank of Montreal; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; KeyBank National Association; JPMorgan Chase Bank N.A.; First Midwest Bank; Private Bank and Trust Company; Greenstone Farm Credit Services, ACA/FLCA and Bank of America, N.A.

Under the 2012 Agreement, the Company may borrow $130 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. Under the 2012 Agreement, there are no scheduled principal payments prior to maturity on July 9, 2017.

At August 31, 2013, the Company had $71.5 million outstanding under the 2012 Agreement, which is subject to variable interest rates. Interest rates under the 2012 Agreement are based on either LIBOR or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR ranges between 2% and 4%, depending upon the Total Leverage Ratio (as defined).

The 2012 Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2012 Agreement) shall not exceed 3.75 through November 30, 2012; 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Fiscal 2014 annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.00 for the last two fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2012 Agreement as of August 31, 2013.

Dividends

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2013, the Company was not permitted to pay dividends. See Note 7 to the Consolidated Financial Statements.

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

Hedging Activities

Penford uses derivative instruments, primarily exchange traded futures contracts, to reduce exposure to price fluctuations of commodities used in the manufacturing processes in the United States. The Company relies upon exchange settlement to address the default risk exposure. Penford has elected to designate these activities as hedges. For cash flow hedging activities, this election allows the Company to defer gains and losses on those derivative instruments until the underlying exposure affects earnings. For fair value hedging activities, the gain or loss on the derivative instruments offset gains or losses on the hedged item.

The requirements for the designation of hedges are very complex, and require judgments and analyses to qualify as hedges as defined by generally accepted accounting principles in the United States. These judgments and analyses include an assessment that the derivative instruments used are effective hedges of the underlying risks. If the Company were to fail to meet the requirements to qualify for derivative accounting, or if these derivative instruments are not designated as hedges, the Company would be required to mark these contracts to fair value at each reporting date through current earnings. See Note 14 to the Consolidated Financial Statements.

Benefit Plans

Penford has defined benefit plans for some employees, providing retirement benefits and coverage for retiree health care. Qualified third-party actuaries assist management in determining the recorded liabilities, expense and funded status of these employee benefit plans. Management makes several estimates and assumptions in order to measure the expense and funded status, including interest rates used to discount certain liabilities, rates of return on plan assets, rates of compensation increases, employee turnover rates, anticipated mortality rates, and increases in the cost of medical care. The Company makes judgments about these assumptions based on historical investment results and experience as well as available historical market data and trends. However, if these assumptions are wrong, it could materially affect the amounts reported in the Company’s future results of operations. Disclosure about these estimates and assumptions are included in Note 12 to the Consolidated Financial Statements. See “Defined Benefit Pension and Postretirement Benefit Plans” below.

Long-lived Assets

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying values may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the asset group are less than the carrying amount of the asset group. Asset groups have identifiable cash flows independent of other asset groups. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using an income approach (discounted cash flows) or a market-based approach. Estimating future cash flows requires significant judgment by management in such areas as future economic and industry-specific conditions, product pricing and sales volume and capital expenditures. There can be no assurance that management’s current projections of cash flows will be achieved or that an impairment charge will not be required in the future. An impairment charge could be material to the Company’s financial position and results of operations.

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

The determination of the need for a valuation allowance on the Company’s net deferred tax assets requires significant judgment and estimates regarding future taxable income, the timing of the tax consequences of temporary differences between book and tax bases of assets and liabilities, and feasible tax planning strategies. The Company evaluates the requirement for a valuation allowance each quarter. At August 31, 2013, the Company maintained a $1.7 million valuation allowance against ethanol tax credit carryforwards. There can be no assurance that management’s current plans will be achieved or that an additional valuation allowance will not be required in the future.

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

Contractual Obligations

As more fully described in Notes 7 and 10 to the Consolidated Financial Statements, the Company is a party to various debt and lease agreements at August 31, 2013 that contractually commit the Company to pay certain amounts in the future. The purchase obligations at August 31, 2013 represent an estimate of all open purchase orders and contractual obligations through the Company’s normal course of business for commitments to purchase goods and services for production and inventory needs, such as raw materials, supplies, manufacturing arrangements, capital expenditures and maintenance. The majority of terms allow the Company or suppliers the option to cancel or adjust the requirements based on business needs.

The following table summarizes such contractual commitments at August 31, 2013 (in thousands):

	2014	2015-2016	2017-2018	2019 & After	Total
Long-term debt and capital lease obligations	$231	$1,160	$71,579	$—	$72,970
Postretirement medical (1)	900	2,010	2,374	7,719	13,003
Defined benefit pensions (2)	2,497	—	—	—	2,497
Operating lease obligations	2,836	2,643	489	—	5,968
Purchase obligations	50,991	22,060	128	—	73,179

	$57,455	$27,873	$74,570	$7,719	$167,617

(1) Estimated contributions to the unfunded postretirement medical plan made in amounts needed to fund benefit payments for participants through fiscal 2023 based on actuarial assumptions.

(2) Estimated contributions to the defined benefit pension plans for fiscal year 2014. The actual amounts funded in 2014 may differ from the amounts listed above. Contributions in fiscal years 2015 through 2019 and beyond are excluded as those amounts are unknown.

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

The discount rate used by the Company in determining benefit expense and benefit obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. Benefit obligations and expense increase as the discount rate is reduced. The discount rates to determine net periodic expense used in 2011 (5.64%), 2012 (5.87%) and 2013 (4.28%) reflect the changes in bond yields over the past several years. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.2 million and other postretirement benefit expense would change by an insignificant amount. During fiscal 2013, bond yields rose and Penford increased the discount rate for calculating its benefit obligations at August 31, 2013 as well as net periodic expense for fiscal 2014, to 5.24%.

The expected long-term return on assets assumption for the pension plans represents the weighted average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. Pension expense increases as the expected return on plan assets decreases. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 7.0% for fiscal 2013. A 50 basis point decrease (increase) in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on plan assets at August 31, 2013. The expected return on plan assets used in calculating fiscal 2014 pension expense is 7.0%.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. As of August 31, 2013, unrecognized losses (gains) from all sources were $10.1 million for the pension plans and $(0.3) million for the postretirement health care plan. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.5 million in fiscal 2014. Amortization of unrecognized net losses is expected to increase net postretirement health care expense by less than $0.1 million in fiscal 2014.

Penford recognized pension expense of $3.9 million, $2.3 million and $3.7 million in fiscal years 2013, 2012 and 2011, respectively. Penford expects pension expense to be approximately $2.2 million in fiscal 2014. The Company contributed $1.1 million, $4.1 million and $6.4 million to the pension plans in fiscal years 2013, 2012 and 2011, respectively. Penford estimates that it will be required to make minimum contributions to the pension plans of $2.5 million during fiscal 2014.

The Company recognized benefit expense for its postretirement health care plan of $1.2 million, $1.0 million and $1.2 million in fiscal years 2013, 2012 and 2011, respectively. Penford expects to recognize approximately $0.9 million in postretirement health care benefit expense in fiscal 2014. The Company contributed $0.6 million, $0.5 million and $0.5 million in fiscal years 2013, 2012 and 2011 to the postretirement health care plans and estimates that it will contribute $0.8 million in fiscal 2014.

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

In July 2013, the FASB issued guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 (fiscal 2015 for Penford). The Company does not expect this guidance to have a material effect on its financial position, results of operations or liquidity.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates to its variable-rate borrowings. As of August 31, 2013, all of the Company’s outstanding bank debt is subject to variable interest rates, which are generally set for one or three months. The market risk associated with a 100 basis point adverse change in interest rates at August 31, 2013 is approximately $0.7 million.

Commodity Risk

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

Penford’s net corn position in the U.S. consists primarily of inventories, purchase contracts and exchange-traded futures contracts that hedge Penford’s exposure to commodity price fluctuations. The fair value of the position is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2013 and 2012, the fair value of the Company’s net corn position was approximately $2.4 million and $3.3 million, respectively. The market risk associated with a 10% adverse change in corn prices at August 31, 2013 and 2012 was approximately $240,000 and $335,000, respectively.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. These futures contracts have been designated as hedges.

Penford’s exchange traded futures contracts hedge the forecasted sales of ethanol. The fair value of these contracts is based on quoted market prices. The Company has estimated its market risk as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. As of August 31, 2013 and 2012, the fair value of the ethanol exchange traded futures contracts was a gain (loss) of $1.0 million and $(0.7) million, respectively. The market risk associated with a 10% change in ethanol prices was estimated at $100,000 and $70,000 at August 31, 2013 and 2012, respectively.

Item 8:  Financial Statements and Supplementary Data

PENFORD CORPORATION

Consolidated Balance Sheets

	August 31,
	2013	2012
(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$221	$154
Trade accounts receivable, net	43,432	36,464
Inventories	33,992	43,672
Prepaid expenses	3,100	2,826
Material and supplies	4,634	3,980
Income tax receivable	188	188
Other	4,547	4,681

Total current assets	90,114	91,965

Property, plant and equipment, net	112,141	113,191
Restricted cash value of life insurance	7,837	7,858
Deferred tax assets	4,987	13,108
Other assets	1,248	1,612
Other intangible assets, net	313	467
Goodwill, net	7,978	7,978

Total assets	$224,618	$236,179

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$5,072	$7,337
Current portion of long-term debt and capital lease obligations	231	458
Accounts payable	20,656	19,201
Short-term financing arrangements	1,474	905
Accrued liabilities	8,207	8,237

Total current liabilities	35,640	36,138

Long-term debt and capital lease obligations	72,739	84,004
Other postretirement benefits	16,596	19,707
Pension benefit liability	10,552	20,917
Other liabilities	6,198	6,563

Total liabilities	141,725	167,329

Commitments and contingencies

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,479 shares in 2013 and 14,342 shares in 2012, including treasury shares	14,454	14,281
Additional paid-in capital	105,166	103,205
Retained earnings (deficit)	3,649	(286)
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(7,619)	(15,593)

Total shareholders’ equity	82,893	68,850

Total liabilities and shareholders’ equity	$224,618	$236,179

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION

Consolidated Statements of Operations

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands, except share and per share data)
Sales	$467,250	$433,151	$373,763
Cost of sales	422,203	389,241	339,928

Gross margin	45,047	43,910	33,835

Operating expenses	29,773	28,013	24,618
Research and development expenses	5,870	5,838	4,772

Income from operations	9,404	10,059	4,445

Interest expense	(3,989)	(8,633)	(9,364)
Other non-operating income (expense), net	75	(6,186)	115

Income (loss) before income taxes	5,490	(4,760)	(4,804)

Income tax expense (benefit)	1,483	4,806	313

Net income (loss)	$4,007	$(9,566)	$(5,117)

Weighted average common shares and equivalents outstanding:
Basic	12,369,487	12,293,749	12,250,914
Diluted	12,618,158	12,293,749	12,250,914

Earnings (loss) per common share:
Basic	$0.32	$(0.78)	$(0.42)
Diluted	$0.32	$(0.78)	$(0.42)

Dividends declared per common share	$-	$-	$-

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Net income (loss)	$4,007	$(9,566)	$(5,117)

Other comprehensive income (loss):
Change in fair value of derivatives, net of tax benefit (expense) of $(457), $(1,419) and $3,690	747	2,315	(6,018)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax benefit (expense) of $(1,987), $(863) and $4,494	(3,241)	(1,408)	7,331
Actuarial gain (loss) on postretirement liabilities, net of tax benefit (expense) of $(5,547), $5,722 and $(2,450)	9,049	(9,336)	3,997
Loss from postretirement liabilities reclassified to earnings, net of tax benefit of $869, $242 and $601	1,419	395	981

Other comprehensive income (loss)	7,974	(8,034)	6,291

Total comprehensive income (loss)	$11,981	$(17,600)	$1,174

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Operating activities:
Net income (loss)	$4,007	$(9,566)	$(5,117)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	13,326	14,127	14,415
Loss on redemption of Series A Preferred Stock	—	6,599	—
Non-cash interest on Series A Preferred Stock	—	—	3,859
Stock-based compensation	1,404	1,387	1,117
Loss on sale and disposal of assets	22	26	6
Deferred income tax expense	1,825	4,965	142
Non-cash loss (gain) on hedging transactions	3,543	(176)	(1,620)
Excess tax benefit from stock-based compensation	(16)	—	—
Other	—	20	—
Change in operating assets and liabilities:
Trade accounts receivable	(7,063)	(4,450)	(2,769)
Inventories	6,137	(6,460)	(11,264)
Decrease (increase) in margin accounts	(5,088)	2,285	1,975
Prepaid expenses	(274)	(536)	(754)
Accounts payable and accrued liabilities	1,808	2,105	2,250
Pension and other postretirement benefit contributions	(1,687)	(4,574)	(6,913)
Pension and other postretirement benefit plan costs	5,107	3,386	4,905
Other receivables	2,554	(744)	(490)
Income tax receivable	—	(96)	3,557
Payment of interest on Series A Preferred Stock, net	—	(5,311)	—
Other	(956)	(427)	229

Net cash flow provided by operating activities	24,649	2,560	3,528

Investing activities:
Acquisitions of property, plant and equipment, net	(14,199)	(14,146)	(8,295)
Acquisition of Carolina Starches, net of cash acquired	—	(8,347)	—
Settlement of ethanol construction claim (Note 21)	2,106	—	—
Other	31	75	42

Net cash used in investing activities	(12,062)	(22,418)	(8,253)

Financing activities:
Proceeds from revolving line of credit	22,200	88,706	38,550
Payments on revolving line of credit	(33,300)	(28,200)	(35,350)
Payments on long-term debt	(200)	(200)	(200)
Redemption of Series A preferred stock	—	(40,000)	—
Payments on capital lease obligations	(280)	(249)	(253)
Payment of loan fees	—	(973)	—
Proceeds from financing arrangements	2,019	2,255	1,711
Payments on financing arrangements	(1,438)	(2,050)	(2,324)
Exercise of stock options	730	—	—
Excess tax benefit from stock-based compensation	16	—	—
Increase (decrease) in cash overdraft	(2,265)	434	2,518
Other	(2)	8	39

Net cash provided by (used in) financing activities	(12,520)	19,731	4,691

Increase (decrease) in cash and cash equivalents	67	(127)	(34)

Cash and cash equivalents, beginning of year	154	281	315

Cash and cash equivalents, end of year	$221	$154	$281

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,623	$12,481	$3,815
Income taxes paid (refunded), net	$125	$260	$(3,373)

Noncash investing and financing activities:
Capital lease obligations incurred for certain equipment leases	$88	$152	$10

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION

Consolidated Statements of Shareholders’ Equity

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Common stock
Balance, beginning of year	$14,281	$13,243	$13,190
Series B preferred stock converted to common shares	—	1,000	—
Exercise of stock options	121	—	—
Issuance of restricted stock, net	52	38	53

Balance, end of year	14,454	14,281	13,243

Preferred stock
Balance, beginning of year	—	100	100
Series B preferred stock converted to common shares	—	(100)	—

Balance, end of year	—	—	100

Additional paid-in capital
Balance, beginning of year	103,205	103,070	102,303
Tax deficiency on stock option and awards	—	(314)	(297)
Stock based compensation	1,404	1,387	1,117
Exercise of stock options	609	—	—
Issuance of restricted stock, net	(52)	(38)	(53)
Series B preferred stock converted to common shares	—	(900)	—

Balance, end of year	105,166	103,205	103,070

Retained earnings (deficit)
Balance, beginning of year	(286)	9,368	14,586
Net income (loss)	4,007	(9,566)	(5,117)
Other	(72)	(88)	(101)

Balance, end of year	3,649	(286)	9,368

Treasury stock	(32,757)	(32,757)	(32,757)

Accumulated other comprehensive income (loss):
Balance, beginning of year	(15,593)	(7,559)	(13,850)
Change in fair value of derivatives, net of tax	747	2,315	(6,018)
Loss (gain) from derivative transactions reclassified into earnings from other comprehensive income, net of tax	(3,241)	(1,408)	7,331
Net (increase) decrease in postretirement liabilities, net of tax	10,468	(8,941)	4,978

Balance, end of year	(7,619)	(15,593)	(7,559)

Total shareholders’ equity	$82,893	$68,850	$85,465

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Food Ingredients segment produces specialty starches for food applications. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to produce corn oil.

In January 2012, the Company completed the acquisition of the businesses operated by Carolina Starches, LLC and related entities (“Carolina Starches”) for $8.5 million in cash. Carolina Starches manufactures and markets cationic starches produced from potato, corn and tapioca. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches. See Note 18.

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

Allowance for Doubtful Accounts and Concentration of Credit Risk

The Company records accounts receivable at net realizable value, which includes an allowance for doubtful accounts to reflect any loss anticipated on the accounts receivable balances. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. Penford estimates the allowance for uncollectible accounts based on historical experience, known troubled accounts, industry trends, economic conditions, how recently payments have been received, and ongoing credit evaluations of its customers. Activity in the allowance for doubtful accounts for fiscal 2013, 2012 and 2011 is as follows (dollars in thousands):

	Balance Beginning of Year	Charged to Costs and Expenses	Deductions and Other	Balance End of Year
Year ended August 31:
2013	$78	$241	$(39)	$280
2012	$1,305	$(42)	$(1,185)	$78
2011	$350	$958	$(3)	$1,305

Approximately 38%, 36% and 34% of the Company’s sales in fiscal 2013, 2012 and 2011, respectively, were made to customers who operate in the paper industry. This industry suffered an economic downturn, which has resulted in the closure of a number of mills. In fiscal 2011, the increase in the allowance for uncollectible accounts was related to two paper industry customers. These receivables were written off in fiscal 2012.

Inventories

Inventories are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out (“FIFO”) method. Capitalized costs include materials, labor and manufacturing overhead related to the purchase and production of inventories.

Property, Plant and Equipment

The Company’s property consists primarily of plants and equipment used for manufacturing activities. Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred. The Company uses the straight-line method to compute depreciation expense over the estimated useful lives of the depreciable assets. Equipment and vehicles generally have average useful lives ranging from three to twelve years and real estate between twelve to forty-six years. Depreciation, which includes depreciation of assets under capital leases, of $12.8 million, $12.7 million and $12.8 million was recorded in fiscal years 2013, 2012 and 2011, respectively. For income tax purposes, the Company generally uses accelerated depreciation methods.

Interest is capitalized on major construction projects while in progress. During fiscal years 2013 and 2012, the Company capitalized $107,000 and $48,000, respectively, in interest costs. No interest was capitalized in fiscal 2011.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected undiscounted future cash flows are less than the carrying amount of the assets. To the extent that impairment has occurred, the excess of the carrying amount of long-lived assets over its estimated fair value would be recognized as an impairment loss charged to earnings.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired. The Company evaluates its goodwill for impairment annually as of June 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. To determine whether goodwill is impaired, Penford compares the fair value of each reporting unit to that reporting unit’s carrying amount. If the fair value of the reporting unit is greater than its carrying amount goodwill is not considered impaired. If the fair value of the reporting unit is lower than its carrying amount, Penford then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, and, if the carrying value is higher than the fair value, an impairment charge would be recorded. The implied fair value of a reporting unit is determined using a discounted cash flow method considering the Company’s market capitalization.

Definite-lived intangible assets, primarily patents, are amortized using the straight-line method over their expected economic useful lives. At August 31, 2013, the weighted average remaining amortization period for patents is five years. Penford has no intangible assets with indefinite lives.

Accrued Liabilities

Components of accrued liabilities are as follows (dollars in thousands):

	August 31,
	2013	2012
Employee-related costs	$3,931	$4,837
Other	4,276	3,400

Accrued liabilities	$8,207	$8,237

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

Revenue Recognition

Revenue from sales of products and shipping and handling revenue are recognized at the time goods are shipped and title transfers to the customer. This transfer is considered complete when a sales agreement is in place, delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. Proceeds from the sale of by-products from the Company’s corn wet milling operations are classified as sales in the Statements of Operations. Costs associated with shipping and handling are included in cost of sales.

Significant Customer and Export Sales

The Company has several relatively large customers in each business segment. The Company’s sales of ethanol to its sole ethanol customer, Eco-Energy, Inc., represented approximately 21%, 24% and 28% of the Company’s net sales for fiscal years 2013, 2012 and 2011, respectively. Eco-Energy, Inc. is a marketer and distributor of biofuels in the United States and Canada, is a customer of the Company’s Industrial Ingredients business. Export sales accounted for approximately 8.0%, 7.6% and 7.2% of consolidated sales in fiscal years ended August 31, 2013, 2012 and 2011, respectively.

Derivatives

Penford uses derivative instruments to manage the exposures associated with commodity prices, interest rates and energy costs. The derivative instruments are reported at fair value in other current assets or current liabilities in the consolidated balance sheets. The Company offsets the fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement.

For derivative instruments designated and qualifying as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments or inventory are recognized in current earnings as a component of cost of goods sold. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of goods sold in the period when the finished goods produced from the hedged item are sold or, for interest rate swaps, as a component of interest expense in the period the forecasted transaction is reported in earnings. If it is determined that the derivative instruments used are no longer effective at offsetting changes in cash flows or fair value of the hedged item, then the changes in fair value would be recognized in current earnings as a component of cost of good sold or interest expense.

Research and Development

Research and development costs are expensed as incurred, except for costs of patents, which are capitalized and amortized over the lives of the patents. The Company’s research and development expenditures primarily consists of internal salaries, wages, consulting and supplies attributable to time spent on research and development activities. Other costs include depreciation and maintenance of research and development facilities and equipment, including assets at manufacturing locations that are engaged in pilot plant activities. Research and development costs expensed were $5.9 million, $5.8 million and $4.8 million in fiscal 2013, 2012 and 2011, respectively.

Stock-Based Compensation

The Company has a long-term incentive plan that provides for stock-based compensation, including the granting of stock options and shares of restricted stock to employees and directors. The Company utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The grant date fair value of restricted stock awards is equal to the market price of the Company’s common stock at the grant date.

The Company recognizes stock-based compensation expense utilizing the accelerated multiple options approach over the requisite service period, which equals the vesting period. See Note 11 for further detail.

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

Foreign Currency

Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year end rates of exchange. Resulting translation adjustments are accumulated in the currency translation adjustments component of other comprehensive income. Statement of operations amounts are translated at average exchange rates prevailing during the year. Foreign currency transaction gains or losses in fiscal years 2013, 2012 and 2011 were not significant.

Acquisitions

Acquisitions of businesses are accounted for using the acquisition method of accounting and the financial statements include the results of the acquired operations from the date of acquisition. The purchase price of the acquired entity is allocated to the net assets acquired and net liabilities assumed based on the estimated fair value at the date of acquisition. The excess of cost over the fair value of the net assets acquired is recognized as goodwill.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting standards. The guidance was effective for the Company’s fiscal year and interim periods beginning September 1, 2012. The Company adopted this amended guidance in fiscal 2013 and presented the Consolidated Statements of Comprehensive Income (Loss) immediately following the Consolidated Statements of Operations.

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

In July 2013, the FASB issued guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 (fiscal 2015 for Penford). The Company does not expect this guidance to have a material effect on its financial position, results of operations or liquidity.

Note 3 — Inventories

Components of inventory are as follows:

	August 31,
	2013	2012
	(Dollars in thousands)
Raw materials	$10,381	$19,773
Work in progress	1,913	1,542
Finished goods	21,698	22,357

Total inventories	$33,992	$43,672

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford, from time to time, uses readily marketable exchange-traded futures as well as forward cash corn purchases. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. See Note 14. General and administrative expenses are not capitalized as a component of inventory.

Note 4 – Property and equipment

Components of property and equipment are as follows:

	August 31,
	2013	2012
	(Dollars in thousands)
Land and land improvements	$11,881	$11,623
Plant and equipment	359,909	346,087
Construction in progress	5,255	7,679

	377,045	365,389
Accumulated depreciation	(264,904)	(252,198)

Net property and equipment	$112,141	$113,191

The above table includes approximately $0.8 million and $1.0 million of net property and equipment under capital leases for fiscal years 2013 and 2012, respectively. At August 31, 2013 and 2012, the Company had approximately $0.7 million and $1.1 million, respectively, of payables related to property, plant and equipment.

Note 5 – Goodwill and other intangible assets

The Company’s goodwill of $8.0 million at August 31, 2013 and 2012 relates to the Company’s Food Ingredients reporting unit. There were no additions to goodwill during fiscal 2013. See Note 18 for goodwill added in fiscal 2012 as a result of the acquisition of Carolina Starches. The Company completed its evaluation of the carrying value of goodwill as of June 1, 2013 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, Penford compared the fair value of its Food Ingredients reporting unit with its carrying amount, including goodwill. Penford then compared the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of the reporting unit was determined using the discounted cash flow method, the implied market capitalization method and the guideline company method. The implied fair value of the reporting unit was computed using unobservable inputs and the fair value measurements are categorized as Level 3 in the fair value hierarchy. Since there was no indication of impairment, Penford was not required to complete the second step of the process which would measure the amount of any impairment. At June 1, 2013, the fair value of the Food Ingredients reporting unit was substantially in excess of its carrying value, and there are no changes in that conclusion as of August 31, 2013.

Penford’s intangible assets consist of patents, customer lists and non-compete agreements. Patents are being amortized over the weighted average remaining amortization period of four years as of August 31, 2013. There is no residual value associated with patents. The fair value of customer lists and non-compete agreements from the acquisition of Carolina Starches are being amortized over their estimated useful lives. Customer lists are amortized on a straight-line basis over two years and the non-compete agreements are being amortized on a straight-line basis over the five-year term of the agreements. The carrying amount and accumulated amortization of intangible assets are as follows (dollars in thousands):

	August 31, 2013		August 31, 2012
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:
Patents	$1,748	$1,538	$1,748	$1,500
Customer lists	190	154	190	59
Non-compete agreements	100	33	100	12

Other intangible assets	$2,038	$1,725	$2,038	$1,571

Amortization expense related to intangible assets was $0.1 million in each of the fiscal years 2013 and 2012 and less than $0.1 million in fiscal 2011. The estimated aggregate annual amortization expense for patents is not significant for the next five fiscal years, 2014 through 2018.

Note 6 — Preferred Stock Subject to Mandatory Redemption

On April 7, 2010, the Company issued $40 million of Series A 15% cumulative non-voting, non-convertible preferred stock (“Series A Preferred Stock”) and 100,000 shares of Series B voting convertible preferred stock (“Series B Preferred Stock”) in a private placement to Zell Credit Opportunities Master Fund, L.P., an investment fund managed by Equity Group Investments, a private investment firm (the “Investor”). The Company has 1,000,000 shares of authorized preferred stock, $1.00 par value, of which no shares are issued and outstanding as of August 31, 2013.

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

In fiscal 2012, the Company redeemed $48.9 million of its Series A Preferred Stock. The Company redeemed 100,000 shares at the original issue price of $40.0 million plus accrued dividends of $8.9 million. As a result of the early redemption, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on redemption in other non-operating income (expense). In addition, in fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock.

Note 7 — Debt

	August 31,
	2013	2012
	(Dollars in thousands)
Secured credit agreements — revolving loans, 3.18% weighted average interest rate at August 31, 2013	$71,506	$82,606
Iowa Department of Economic Development loans	1,233	1,433
Capital lease obligations	231	423

	72,970	84,462
Less: current portion and short-term borrowings	231	458

Long-term debt and capital lease obligations	$72,739	$84,004

In July 2012, in connection with the redemption of preferred stock discussed above, the Company refinanced its obligations then outstanding. The Company entered into a $130 million Fourth Amended and Restated Credit Agreement (the “2012 Agreement”) with Bank of Montreal; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; KeyBank National Association; JPMorgan Chase Bank N.A.; First Midwest Bank; Private Bank and Trust Company; Greenstone Farm Credit Services, ACA/FLCA and Bank of America, N.A. Under the 2012 Agreement, the Company may borrow $130 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. Under the 2012 Agreement, there are no scheduled principal payments prior to maturity on July 9, 2017.

On August 31, 2013, the Company had $71.5 million outstanding under the 2012 Agreement, which is subject to variable interest rates. Interest rates under the 2012 Agreement are based on either the London Interbank Offered Rates (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement, the interest rate margin over LIBOR ranges between 2% and 4%, depending upon the Total Leverage Ratio (as defined).

The 2012 Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the 2012 Agreement) shall not exceed 3.50 through November 30, 2013; 3.25 through May 31, 2014; and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Fiscal 2014 annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.00 for the last two fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2012 Agreement as of August 31, 2013.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined. As of August 31, 2013, the Company was not permitted to pay dividends.

In fiscal 2010, the Iowa Department of Economic Development (“IDED”) awarded financial assistance to the Company as a result of the temporary shutdown of the Cedar Rapids, Iowa plant in the fourth quarter of fiscal 2008 due to record flooding of the Cedar River. The IDED provided two five-year non-interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At August 31, 2013, the Company had $1.2 million outstanding related to the IDED loans.

The maturities of debt existing at August 31, 2013 for the fiscal years beginning with fiscal 2014 are as follows (dollars in thousands):

2014	$231
2015	1,103
2016	57
2017	71,554
2018	25

$72,970

Included in the Company’s long-term debt at August 31, 2013 is $0.2 million of capital lease obligations, of which less than $0.1 million is considered current portion of long-term debt. See Note 10.

Note 8 — Stockholders’ Equity

Common Stock

	Year Ended August 31,
	2013	2012	2011
Common shares outstanding
Balance, beginning of year	14,280,718	13,243,385	13,189,581
Series B preferred stock converted to common shares	-	1,000,000	-
Exercise of stock options	121,226	-	-
Issuance of restricted stock, net	52,237	37,333	53,804

Balance, end of year	14,454,181	14,280,718	13,243,385

Preferred Stock, Series B

In fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock.

Note 9 — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss and other comprehensive income (loss) are summarized below. The components of other comprehensive income (loss) and the income tax expense (benefit) allocated to each component of other comprehensive income (loss), including reclassification adjustments, are presented in the Consolidated Statements of Comprehensive Income (Loss).

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments	Gains (Losses) on Postretirement Obligations	Accumulated Other Comprehensive Loss
Balance at August 31, 2010	$(582)	$(13,268)	$(13,850)
Other comprehensive income (loss), net of taxes	1,313	4,978	6,291

Balance at August 31, 2011	731	(8,290)	(7,559)
Other comprehensive income (loss), net of taxes	907	(8,941)	(8,034)

Balance at August 31, 2012	1,638	(17,231)	(15,593)
Other comprehensive income (loss), net of taxes	(2,494)	10,468	7,974

Balance at August 31, 2013	$(856)	$(6,763)	$(7,619)

Note 10 — Leases

Certain of the Company’s property, plant and equipment is leased under operating leases. Equipment and vehicle leases generally have lease terms ranging from one to fifteen years with renewal options and real estate leases range between five and twenty years with renewal options. In fiscal 2013, 2012 and 2011, rental expense under operating leases was $6.3 million, $6.0 million and $5.4 million, respectively. Future minimum lease payments for fiscal years beginning with fiscal year 2014 for noncancelable operating leases and capital leases having initial lease terms of more than one year are as follows (dollars in thousands):

	Capital Leases	Operating Leases Minimum Lease Payments

2014	$70	$2,836
2015	69	1,701
2016	67	942
2017	52	448
2018	17	41
Thereafter	9	-

Total minimum lease payments	284	$5,968

Less: amounts representing interest	(53)

Net minimum lease payments	$231

Note 11 — Stock-based Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. At the Annual Meeting of Shareholders of the Company held on January 26, 2012, the Company’s shareholders approved the amended Penford Corporation 2006 Long-Term Incentive Plan and the number of shares of the Company’s common stock available for issuance under the 2006 Incentive Plan was increased by 800,000 shares. As of August 31, 2013, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan is 388,882. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and stock options expire seven years from the date of grant. In addition, the Company may from time to time award compensatory stock-based awards outside of the 2006 Incentive Plan to newly hired employees.

General Option Information

A summary of the stock option activity for the year ended August 31, 2013 is as follows:

	Number of Shares	Option Price Range	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value

Outstanding Balance, August 31, 2012	1,824,916	$4.66 — 21.73	$10.94
Granted	120,000	7.60 — 11.09	8.49
Exercised	(222,864)	5.29 — 12.79	10.31
Cancelled	(204,464)	9.87 — 17.07	14.99

Outstanding Balance, August 31, 2013	1,517,588	4.66 — 21.73	10.30	3.90	$6,737,300

Options Exercisable at August 31, 2013	895,339	$4.66 — 21.73	$13.17	2.74	$2,144,000

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.55 per share as of August 31, 2013 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during fiscal year 2013 was $835,300. No stock options were exercised in fiscal years 2012 and 2011.

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

At the time of the acquisition of the business of Carolina Starches in fiscal 2012, the Company entered into compensatory stock option agreements outside of the Company’s 2006 Incentive Plan with the former owners of Carolina Starches. Pursuant to these agreements, the Company granted options to purchase an aggregate of 82,500 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on January 11, 2012. These options have a term of seven years and, subject to certain conditions, vest ratably over a two year period.

Under the 2006 Incentive Plan, the Company granted 120,000 stock options during fiscal 2013, 75,000 of which vest ratably over two years and 45,000 vest ratably over three years. The Company granted 678,000 stock options during fiscal 2012 which vest ratably over three years. In fiscal 2011, the Company granted 98,000 stock options, (i) 80,000 stock options which vest one year from the date of grant, and (ii) 18,000 stock options which vest ratably over four years. The Company estimated the fair value of stock options granted using the following weighted-average assumptions and resulting in the following weighted-average grant date fair value:

	2013	2012	2011

Expected volatility	68%	68%	71%
Expected life (years)	4.7	4.9	4.3
Interest rate	0.5 -1.0%	0.5 -1.1%	1.1-2.8%
Dividend yield	0%	0%	0%
Weighted-average fair values	$4.60	$3.13	$3.62

As of August 31, 2013, the Company had $0.9 million of unrecognized compensation costs related to non-vested stock option awards that are expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Awards

The grant date fair value of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the twelve months ended August 31, 2013 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at August 31, 2012	61,716	$5.94
Granted	24,489	7.35
Vested	(61,716)	5.94
Cancelled	-

Nonvested at August 31, 2013	24,489	$7.35

The total grant date fair value of awards vested in 2013, 2012, and 2011 was $0.4 million, $1.0 million and $1.2 million, respectively. On January 1, 2013, each non-employee director received an award of 2,721 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which vests one year from grant date of the award. On January 26, 2012, each non-employee director received an award of 3,539 shares of restricted stock under the 2006 Incentive Plan at the last reported sale price of the stock on the preceding trading day, which vested one year from grant date of the award. No restricted stock awards were granted in fiscal year 2011. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of August 31, 2013, the Company had less than $0.1 million of unrecognized compensation costs related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.3 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost for fiscal years 2013, 2012 and 2011 and the effect on the Company’s consolidated statements of operations (dollars in thousands):

	2013	2012	2011

Cost of sales	$-	$48	$130
Operating expenses	1,404	1,324	949
Research and development expenses	-	15	38

Total stock-based compensation expense	$1,404	$1,387	$1,117
Income tax benefit	(534)	(527)	(424)

Total stock-based compensation expense, net of tax	$870	$860	$693

Note 12 — Pensions and Other Postretirement Benefits

Penford maintains two noncontributory defined benefit pension plans that cover approximately 56% of its employees. The defined benefit pension plans for salaried and bargaining unit hourly employees were closed to new participants effective January 1, 2005 and August 1, 2004, respectively. The Company also maintains a postretirement health care benefit plan covering its bargaining unit hourly retirees. Effective August 1, 2004, the Company’s postretirement health care benefit plan covering bargaining unit hourly employees was closed to new entrants and to any current employee who did not meet minimum requirements as to age plus years of service.

For the plans described above, the Company determines the vested benefit obligation on the actuarial present value based on the employee’s expected date of retirement.

Obligations and Funded Status

The following represents information summarizing the Company’s pension and other postretirement benefit plans. A measurement date of August 31, 2013 was used for all plans.

	Year Ended August 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at September 1	$62,989	$47,545	$20,457	$16,924
Service cost	1,945	1,521	235	229
Interest cost	2,648	2,729	860	972
Plan participants’ contributions	—	—	106	119
Amendments	—	212	—	—
Actuarial (gain) loss	(107)	619	267	(170)
Change in assumptions	(8,135)	12,359	(3,912)	3,024
Benefits paid	(2,062)	(1,996)	(657)	(641)

Benefit obligation at August 31	$57,278	$62,989	$17,356	$20,457

Change in plan assets:
Fair value of plan assets at September 1	$42,072	$36,328	$—	$—
Actual return on plan assets	5,580	3,688	—	—
Company contributions	1,136	4,052	551	522
Plan participants’ contributions	—	—	106	119
Benefits paid	(2,062)	(1,996)	(657)	(641)

Fair value of the plan assets at August 31	$46,726	$42,072	$—	$—

Funded status:
Net liability – Plan assets less than projected benefit obligation	$(10,552)	$(20,917)	$(17,356)	$(20,457)

Recognized as:
Current accrued benefit liability	$—	$—	$(760)	$(750)
Non-current accrued benefit liability	(10,552)	(20,917)	(16,596)	(19,707)

Net Amount Recognized	$(10,552)	$(20,917)	$(17,356)	$(20,457)

Accumulated other comprehensive loss consists of the following amounts that have not yet been recognized as components of net benefit cost (dollars in thousands):

	August 31, 2013		August 31, 2012
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Unrecognized prior service cost (credit)	$1,288	$(155)	$1,529	$(307)
Unrecognized net actuarial loss	10,091	(318)	22,976	3,594

Total	$11,379	$(473)	$24,505	$3,287

Selected information related to the Company’s defined benefit pension plans that have benefit obligations in excess of fair value of plan assets is presented below (dollars in thousands):

	August 31,
	2013	2012
Projected benefit obligation	$57,278	$62,989
Accumulated benefit obligation	$54,389	$59,853
Fair value of plan assets	$46,726	$42,072

Net Periodic Benefit Cost

	Year Ended August 31,
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$1,945	$1,521	$1,617	$235	$229	$272
Interest cost	2,648	2,729	2,696	860	972	972
Expected return on plan assets	(2,869)	(2,914)	(2,234)	—	—	—
Amortization of prior service cost	241	228	228	(152)	(152)	(152)
Amortization of actuarial loss	1,932	773	1,441	267	—	65

Benefit cost	$3,897	$2,337	$3,748	$1,210	$1,049	$1,157

Assumptions

The Company assesses its benefit plan assumptions on a regular basis. Assumptions used in determining plan information are as follows:

	August 31,
	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to calculate net periodic expense:
Discount rate	4.28%	5.87%	5.64%	4.28%	5.87%	5.64%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

Weighted-average assumptions used to calculate benefit obligations at August 31:
Discount rate	5.24%	4.28%	5.87%	5.24%	4.28%	5.87%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, the Company considers long-term historical market rates of return as well as actual returns on the Company’s plan assets, and adjusts this information to reflect expected capital market trends. Penford also considers forward looking return expectations by asset class, the contribution of active management and management fees paid by the plans. The plan assets are held in qualified trusts and anticipated rates of return are not reduced for income taxes. The expected long-term return on assets assumption used to calculate net periodic pension expense was 7.0% for fiscal 2013. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $0.2 million based on the assets of the plans at August 31, 2013. The expected return on plan assets to be used in calculating fiscal 2014 pension expense is 7.0%.

The discount rate used by the Company in determining pension expense and pension obligations reflects the yield of high quality (AA or better rating by a recognized rating agency) corporate bonds whose cash flows are expected to match the timing and amounts of projected future benefit payments. The discount rates to determine net periodic expense used in fiscal 2011 (5.64%), fiscal 2012 (5.87%) and fiscal 2013 (4.28%) reflect the change in bond yields over the last several years. During fiscal 2013, bond yields increased and Penford has increased the discount rate for calculating its benefit obligations at August 31, 2013, as well as net periodic expense for fiscal 2014, to 5.24%. Lowering the discount rate by 25 basis points would increase pension expense by approximately $0.24 million. The effect of lowering the discount rate by 25 basis points on other postretirement benefit expense would not be material.

Unrecognized net loss amounts reflect the difference between expected and actual returns on pension plan assets as well as the effects of changes in actuarial assumptions. Unrecognized net losses in excess of certain thresholds are amortized into net periodic pension and postretirement benefit expense over the average remaining service life of active employees. Amortization of unrecognized net loss amounts is expected to increase net pension expense by approximately $0.5 million in fiscal 2014. Amortization of unrecognized net losses is not expected to increase net postretirement health care expense in fiscal 2014.

Assumed health care cost trend rates:	2013	2012	2011
Current health care trend assumption	7.80%	8.00%	8.00%
Ultimate health care trend rate	4.50%	4.50%	4.50%
Year ultimate health care trend is reached	2032	2030	2029

The assumed health care cost trend rate could have a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components in fiscal 2013	$182	$(146)
Effect on postretirement accumulated benefit obligation as of August 31, 2013	$2,405	$(1,999)

Plan Assets

The weighted average asset allocations of the investment portfolio for the pension plans at August 31 are as follows:

	Target Allocation	August 31,
		2013	2012
U.S. equities	55%	55%	56%
International equities	15%	15%	15%
Fixed income investments	25%	25%	24%
Real estate	5%	5%	5%

During fiscal 2013, the assets of the pension plans are invested in units of common trust funds actively managed by Russell Trust Company, a professional fund investment manager. The investment strategy for the defined benefit pension assets is to maintain a diversified asset allocation in order to minimize the risk of large losses and maximize the long-term risk-adjusted rate of return. No plan assets are invested in Penford shares. There are no plan assets for the Company’s postretirement health care plans.

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

The following table presents the fair value of the pension plan’s assets by major asset category as of August 31, 2013.

	Quoted Prices In Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Common collective trust funds	$-	$44,378	$-	$44,378
Real estate equity funds	-	-	2,348	2,348

Fair value of plan assets	$-	$44,378	$2,348	$46,726

The following table summarizes the changes in fair value of the pension plan’s real estate equity fund (Level 3) for fiscal year ended August 31, 2013.

Real Estate Equity Fund
(in thousands)
Balance, August 31, 2012	$2,102
Actual return on plan assets:
Relating to assets still held at the reporting date	246
Relating to assets sold during the period	-
Purchases and sales	-
Transfers in (out) of Level 3	-

Balance, August 31, 2013	$2,348

Contributions and Benefit Payments

The Company’s funding policy for the defined benefit pension plans is to contribute amounts sufficient to meet the statutory funding requirements of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company contributed $1.1 million, $4.1 million and $6.4 million in fiscal 2013, 2012 and 2011, respectively. The Company estimates that the minimum pension plan funding contribution during fiscal 2014 will be approximately $2.5 million.

Penford funds the benefit payments of its postretirement health care plans on a cash basis; therefore, the Company’s contributions to these plans in fiscal 2014 will approximate the benefit payments below.

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include benefits attributable to estimate future employee service.

	Pension	Other Postretirement
	(Dollars in millions)
2014	$2.4	$0.9
2015	2.5	1.0
2016	2.6	1.0
2017	2.8	1.1
2018	3.0	1.2
2019-2023	$18.7	$7.7

Note 13 — Other Employee Benefits

Savings and Stock Ownership Plan

The Company has a defined contribution savings plan by which eligible employees can elect a maximum salary deferral of 16%. The plan provides a 100% match on the first 3% of salary contributions and a 50% match on the next 3% per employee. The Company’s matching contributions were $1.2 million, $1.0 million and $0.9 million for fiscal years 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company provided its directors and certain employees the opportunity to defer a portion of their salary, bonus and fees. The plan was closed to new contributions effective January 31, 2011. The deferrals earn interest based on Moody’s current Corporate Bond Yield. Deferred compensation interest of $177,000, $179,000 and $197,000 was accrued in fiscal years 2013, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan

The Company sponsors a supplemental executive retirement plan, a non-qualified plan, which covers certain employees. No current executive officers participate in this plan. For fiscal 2013, 2012 and 2011, the net periodic pension expense accrued for this plan was $271,000, $258,000 and $370,000, respectively. The accrued obligation related to the plan was $2.7 million at August 31, 2013 and 2012. The plan was amended in fiscal 2011 such that no participant in the plan would accrue any additional benefits after January 31, 2011.

Health Care and Life Insurance Benefits

The Company offers health care and life insurance benefits to most active employees. Costs incurred to provide these benefits are charged to expense as incurred. Health care and life insurance expense, net of employee contributions, was $5.9 million, $5.1 million and $4.5 million in fiscal years 2013, 2012 and 2011, respectively.

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

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Presented below are the fair values of the Company’s derivative instruments as of August 31, 2013 and 2012:

As of August 31, 2013	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$512	$-	$-	$512

(1) On the consolidated balance sheets, commodity derivative assets and liabilities have been offset by cash collateral due and paid under master netting arrangements which are recorded together in Other Current Assets. The cash collateral offset was $1.7 million at August 31, 2013.

As of August 31, 2012	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Current assets (Other Current Assets):
Commodity derivatives (1)	$(1,422)	$-	$-	$(1,422)

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

In fiscal 2010, the Company received two non-interest bearing loans from the State of Iowa. The carrying value of the debt at August 31, 2013 was $1.2 million and the fair value of the debt was estimated to be $1.2 million. See Note 7. The fair value was computed using a discounted cash flow methodology. The discount rate was selected by reference to corporate debenture yields for comparable companies. The fair value was computed using Level 2 inputs.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-traded futures as well as forward cash corn purchases. Penford also uses exchange-traded futures to hedge corn inventories, firm commitments to purchase corn and forecasted purchases of corn. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges. These futures contracts were designated as hedges.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by market fluctuations, Penford generally enters into short-term purchase contracts or uses exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. These futures contracts were designated as hedges prior to fiscal 2012. In September 2011, the Company discontinued hedge accounting treatment for natural gas futures contracts as the hedging relationship no longer met the requirements for hedge accounting. Through August 31, 2011, the gains and losses on natural gas futures contracts were deferred in accumulated other comprehensive income. At the time hedge accounting was discontinued, $0.5 million of pretax losses continued to be deferred in accumulated other comprehensive income for these natural gas futures contracts. These losses were reclassified to cost of sales during fiscal 2012 as the originally forecasted cash flows occurred. Gains and losses on natural gas futures contracts since August 31, 2011 were recognized in cost of sales in the Consolidated Statement of Operations.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. These futures contracts have been designated as hedges.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in other comprehensive income at August 31, 2013 that is expected to be reclassified into income within 12 months is $(0.9) million.

As of August 31, 2013, Penford had purchased corn positions of 3.1 million bushels, of which 2.2 million bushels represented equivalent firm priced starch and ethanol sales contract volume, resulting in an open position of 0.9 million bushels.

As of August 31, 2013, the Company had the following outstanding futures contracts:

Corn Futures	4,190,000	Bushels
Ethanol Swaps	7,350,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of August 31, 2013 and 2012.

	Assets			Liabilities
In thousands		Fair Value August 31			Fair Value August 31
	Balance Sheet Location	2013	2012	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures	Other Current Assets	$-	$12	Other Current Assets	$485	$126
Ethanol Futures	Other Current Assets	997	-	Other Current Assets	-	706

Fair Value Hedges:
Corn Futures	Other Current Assets	-	-	Other Current Assets	-	602

		$997	$12		$485	$1,434

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the fiscal years ended August 31, 2013, 2012 and 2011.

In thousands	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI into Income			Amount of Gain (Loss) Recognized in Income
	Year Ended August 31			Year Ended August 31			Year Ended August 31
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Derivatives designated as hedging instruments:

Cash Flow Hedges:
Corn Futures (1)	$(407)	$2,067	$(4,949)	$5,351	$1,500	$(7,418)	$(870)	$36	$(162)
Natural Gas Futures (1)	-	-	(579)	-	(492)	(1,332)	-	-	(85)
Ethanol Futures (1)	1,611	1,667	(4,180)	(123)	1,263	(3,075)	(151)	-	-

	$1,204	$3,734	$(9,708)	$5,228	$2,271	$(11,825)	$(1,021)	$36	$(247)

Fair Value Hedges:
Corn Futures (1) (2)							$363	$98	28

Derivatives not designated as hedging instruments:

Natural Gas Futures (1)							$94	$(1,082)	$-
FX Contracts (1)							-	6	-
Soybean Oil Futures (1)							-	12	-
Soybean Meal Futures (1)							-	(14)	-

							$94	$(1,078)	$-

(1) Gains and losses reported in cost of goods sold

(2) Hedged items are firm commitments and inventory

Note 15 — Other Non-operating Income (Expense)

Other non-operating income (expense) consists of the following:

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Loss on redemption of Series A Preferred Stock	$—	$(6,599)	$—
Other	75	413	115

	$75	$(6,186)	$115

In 2012 the Company redeemed its Series A Preferred Stock. See Note 6. In fiscal 2012, the Company redeemed 100,000 shares at the original issue price of $40.0 million plus accrued dividends of $8.9 million. As a result of the early redemptions, the Company recorded accelerated discount accretion of $5.5 million and amortization of issuance costs of $1.1 million as a loss on redemption in other non-operating income (expense).

Note 16 — Income Taxes

The Company’s U.S. income (loss) before income taxes for fiscal years 2013, 2012 and 2011 was $5.0 million, $(4.9) million, and $(4.2) million, respectively. Foreign income (loss) before income taxes for fiscal years 2013, 2012, and 2011 was $0.5 million, $0.1 million, and (0.6) million, respectively. Foreign tax expense for all three years was zero.

U.S. Income tax expense (benefit) consists of the following:

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$(422)	$(162)	$34
State	80	3	137

	(342)	(159)	171
Deferred:
Federal	1,829	4,582	9
State	(4)	383	133

	1,825	4,965	142

Total	$1,483	$4,806	$313

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Comprehensive tax expense (benefit) allocable to:
Income before taxes	$1,483	$4,806	$313
Comprehensive income (loss)	4,887	(4,924)	3,856

	$6,370	$(118)	$4,169

A reconciliation of the statutory federal tax to the actual provision (benefit) for taxes is as follows:

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Statutory tax rate	35%	35%	35%
Statutory tax on income	$1,921	$(1,666)	$(1,682)
State taxes, net of federal benefit	94	219	52
Non-deductible expenses related to preferred stock	-	4,547	2,687
Research credit	(189)	(73)	(195)
Ethanol credit	-	-	(975)
Foreign taxes	(183)	(38)	200
Stock option exercises/expirations	376	-	-
Prior year true up	(265)	95	79
Unrecognized tax benefits	(359)	(165)	67
Valuation allowance	(104)	1,787	-
Other	192	100	80

Total provision (benefit)	$1,483	$4,806	$313

The significant components of deferred tax assets and liabilities are as follows:

	August 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Alternative minimum tax credit	$3,473	$3,354
Postretirement benefits	11,920	18,060
Provisions for accrued expenses	2,791	2,908
Stock-based compensation	2,453	2,420
Net operating loss carryforward	4,575	7,469
Tax credit carryforwards	4,373	4,152
NOL carryforward-foreign	10,853	11,010
Hedging	525	-
Other	2,092	2,025

	43,055	51,398
Less - valuation allowance	(12,537)	(12,797)

Total deferred tax assets	30,518	38,601

Deferred tax liabilities:
Depreciation	22,296	21,762
Hedging	-	1,004
Other	1,756	2,560

Total deferred tax liabilities	24,052	25,326

Net deferred tax assets	$6,466	$13,275

Recognized as:
Other current assets	$1,479	$167
Deferred tax asset	4,987	13,108

Total net deferred tax assets	$6,466	$13,275

Carryforwards

At August 31, 2013, the Company had a U.S. federal alternative minimum tax credit carryforward of $3.5 million with no expiration, research and development credit carryforwards of $1.7 million expiring 2025 through 2032, a small ethanol producer credit of $2.6 million expiring 2014, and a net operating loss carryforward of $10.8 million expiring in 2030. The Company also has U.S. state net operating loss carryforwards of $19.8 million with expiration dates between 2014 and 2030.

Valuation Allowance

In fiscal 2012, the Company recorded a $1.8 million valuation allowance related to small ethanol producer tax credit carryforwards which expire in fiscal 2014. Tax laws require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. As a result of challenging market trends related to the cost of corn and ethanol pricing and the redemptions of the Company’s Series A Preferred Stock discussed in Note 6, estimates of future taxable income during the carryforward periods were revised. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company did not believe it had sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards were realizable at a more-likely-than-not level of assurance and recorded a $1.8 million valuation allowance. During fiscal 2013, $0.1 million of the valuation allowance was reversed as the Company expects to utilize the credit. The remaining valuation allowance will be reversed in future periods if it is more likely than not that these tax credit carryforwards will be utilized.

In fiscal 2012, the Company recorded a $44,000 valuation allowance related to charitable contributions which expire in fiscal years 2013 through 2015. In fiscal 2013, the valuation allowance was reduced by $22,000 as a portion of the charitable contributions carryforward expired unused. Tax laws limit the deduction of charitable contributions to 10% of otherwise taxable income with the excess carried forward for five years. Utilization of net operating loss carryforwards are considered to reduce taxable income. Due to the near-term expiration of these deductions, the Company did not believe that it had sufficient positive evidence to substantiate that the charitable contributions carryforwards were realizable at a more-likely-than-not level of assurance and recorded a valuation allowance. The valuation allowance will be reversed in future periods if it is more likely than not that these deductions will be utilized.

At August 31, 2013, the Company had $6.5 million of U.S. net deferred tax assets. Other than for the ethanol tax credit and charitable contributions discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of August 31, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter as the Company incurred book losses in fiscal 2012 and the two previous fiscal years. The Company believes that it is more likely than not that future operations will generate sufficient taxable income to realize its deferred tax assets. However, there can be no assurance that management’s current plans will be achieved or that a valuation allowance will not be required in the future.

The Company sold the assets of its Australia/New Zealand operations in fiscal 2010. The Company believes that it is more likely than not that the net deferred tax asset of $10.9 million recorded for the Australian operations will not be realized. The Company’s discontinued Australian operations recorded a valuation allowance as of August 31, 2013 of $10.9 million against the entire Australian net deferred tax asset.

Uncertain Tax Positions

The total amount of gross unrecognized tax benefits was $0.7 million at August 31, 2013, all of which, if recognized, would impact the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2013	2012
Unrecognized tax benefits at beginning of year	$1,058	$1,220
Additions for tax positions related to prior years	134	112
Additions for tax positions related to current year	90	62
Reductions due to lapse of applicable statute of limitations	(576)	(336)

Unrecognized tax benefits at end of year	$706	$1,058

The Company’s policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense (benefit) in the consolidated statements of operations. As of August 31, 2013 and 2012, the Company had $0.1 million and $0.2 million, respectively, of accrued interest and penalties included in the long-term tax liability. During fiscal 2013, the Company decreased the liability for unrecognized tax benefits by $44,000 for interest and $51,000 for penalties.

Other

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions, and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. The Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2009.

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

Basic earnings (loss) per share reflect only the weighted average common shares outstanding during the period. Diluted earnings (loss) per share reflect weighted average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of net income (loss) to net income (loss) applicable to common shares and the computation of diluted weighted average shares outstanding for the fiscal years 2013, 2012 and 2011.

	Year Ended August 31,
	2013	2012	2011
	(in thousands)
Numerator:
Net income (loss)	$4,007	$(9,566)	$(5,117)
Less: Allocation to participating securities	(11)	-	-

Net income (loss) applicable to common shares and equivalents	$3,996	$(9,566)	$(5,117)

Denominator:
Weighted average common shares and equivalents outstanding, basic	12,369	12,294	12,251
Dilutive stock options and awards	249	-	-

Weighted average common shares and equivalents outstanding, diluted	12,618	12,294	12,251

The 100,000 shares of Series B Preferred Stock are included in the fiscal 2011 weighted average common shares and equivalents computation of basic earnings per share. During the third quarter of fiscal 2012, the Investor converted its 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company’s common stock. See Note 6.

Weighted-average restricted stock awards of 57,443 and 98,158 for fiscal years 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options omitted from the denominator of the earnings per share calculation because they were antidilutive were 896,354, 1,648,704 and 1,325,945 for fiscal years 2013, 2012 and 2011, respectively.

Note 18 — Carolina Starches Acquisition

On January 11, 2012, Penford Carolina, LLC, a Delaware limited liability company (“Purchaser”) and a wholly-owned subsidiary of the Company, entered into an Amended and Restated Business Sale and Membership Interest Purchase Agreement (the “Amended and Restated Purchase Agreement”) providing for the purchase of Carolina Starches for $8.5 million in cash. Penford Carolina, LLC manufactures, markets and sells industrial cationic starches produced from potato, corn and tapioca into the paper and packaging industry. The acquisition of these businesses provides an important source of raw material to support continued growth in the Food Ingredients business and broadens the Company’s portfolio of specialty modified industrial starches.

The acquisition of Carolina Starches was accounted for as a business combination under the acquisition method. The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values as of January 11, 2012, is presented below. Goodwill represents the amount by which the purchase price exceeded the fair value of the net assets acquired and has been allocated to the Food Ingredients segment. It is estimated that all of the goodwill associated with this acquisition is deductible for tax purposes. Pro forma results of operations have not been included as the results were not significant to the historical periods.

(in thousands)
Property, plant and equipment	$3,947
Working capital	4,225
Other assets	141
Intangible assets	290
Goodwill	81
Non-current liabilities	(184)

Total purchase price	$8,500

Note 19 — Segment Reporting

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. Industrial Ingredients and Food Ingredients are broad categories of end-market users served by the Company’s U.S. operations. Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Food Ingredients segment produces specialty starches for food applications. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to produce corn oil.

A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries. The accounting policies of the reportable segments are the same as those described in Note 2. The Company’s assets and manufacturing operations are located in the United States.

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Sales
Industrial ingredients
Industrial Starch	$177,382	$156,945	$127,471
Ethanol	96,852	101,874	105,730
By-products	81,782	71,788	58,322

	$356,016	$330,607	$291,523
Food ingredients	111,234	102,544	82,240

	$467,250	$433,151	$373,763

Depreciation and amortization
Industrial ingredients	$10,933	$10,879	$10,812
Food ingredients	2,061	1,989	2,110
Corporate and other	332	1,259	1,493

	$13,326	$14,127	$14,415

Income (loss) from operations
Industrial ingredients	$(3,238)	$(928)	$(4,718)
Food ingredients	23,265	21,591	18,037
Corporate and other	(10,623)	(10,604)	(8,874)

	$9,404	$10,059	$4,445

Capital expenditures, net
Industrial ingredients	$8,997	$8,700	$6,625
Food ingredients	5,202	5,446	1,663
Corporate and other	-	-	7

	$14,199	$14,146	$8,295

	August 31,
	2013	2012
	(Dollars in thousands)
Total assets
Industrial ingredients	$133,120	$143,039
Food ingredients	68,550	63,949
Corporate and other	22,948	29,191

	$224,618	$236,179

In January 2012, the Company acquired the net assets and operations of the business generally known as Carolina Starches, which manufactures and markets industrial potato starch based products and blends for the paper and packaging industries. See Note 18. The net assets and results of operations since acquisition have been integrated into the Company’s existing business segments. The acquired net assets, consisting primarily of property, plant and equipment and working capital, are being managed by and included in the reported balance sheet amounts of the Company’s Food Ingredients business, which has experience, expertise and technologies related to the manufacture of potato starch products.

Since the primary end markets for Carolina Starches’ products are the paper and packaging industries, the Carolina Starches sales and marketing functions of the acquired operations are being managed by the Industrial

Ingredients business; therefore, the sales, cost of sales and a majority of the operating expenses are included in the Industrial Ingredients segment’s results of operations in the Consolidated Financial Statements. Sales of $26.9 million related to the acquired Carolina Starches businesses were included in the Industrial Ingredients results of operations. Due to the integration of Carolina Starches into the Company’s two business segments, it is not practicable to determine the net earnings of Carolina Starches included in the consolidated statements of operations since the acquisition.

Reconciliation of income (loss) from operations for the Company’s segments to income (loss) before income taxes as reported in the consolidated financial statements follows:

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
Income from operations	$9,404	$10,059	$4,445
Interest expense	(3,989)	(8,633)	(9,364)
Other non-operating income (expense)	75	(6,186)	115

Income (loss) before income taxes	$5,490	$(4,760)	$(4,804)

Sales, attributed to the area to which the product was shipped, are as follows:

	Year Ended August 31,
	2013	2012	2011
	(Dollars in thousands)
United States	$429,957	$400,070	$346,893

Canada	8,662	5,653	4,027
Mexico	11,419	12,761	9,221
Columbia	7,379	6,678	6,802
Japan	5,112	4,380	3,434
Other	4,721	3,609	3,386

Non-United States	37,293	33,081	26,870

Total	$467,250	$433,151	$373,763

Note 20 — Quarterly Financial Data (Unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for the Company’s two most recent fiscal years.

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Sales	$118,022	$110,082	$121,719	$117,427	$467,250
Cost of sales	104,764	99,081	108,528	109,830	422,203

Gross margin	13,258	11,001	13,191	7,597	45,047
Net income (loss)	1,707	1,191	2,058	(949)	4,007
Earnings (loss) per common share:
Basic	$0.14	$0.10	$0.17	$(0.08)	$0.32
Diluted	$0.14	$0.10	$0.16	$(0.08)	$0.32
Dividends declared	$ -	$ -	$ -	$ -	$ -

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Sales	$108,168	$103,477	$111,283	$110,223	$433,151
Cost of sales	96,360	94,076	99,829	98,976	389,241

Gross margin	11,808	9,401	11,454	11,247	43,910
Net income (loss)	592	(340)	(5,452)	(4,366)	(9,566)
Earnings (loss) per common share:
Basic	$0.05	$(0.03)	$(0.44)	$(0.35)	$(0.78)
Diluted	$0.05	$(0.03)	$(0.44)	$(0.35)	$(0.78)
Dividends declared	$ -	$ -	$ -	$ -	$ -

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

Note 21 – Legal Proceedings and Contingencies

In June 2011, the Company was notified that a complaint had been filed against a customer of a Company subsidiary, Penford Products Co. (“Penford Products”), in the United States District Court for the District of New Jersey alleging that certain pet products supplied by Penford Products to the customer by infringed upon a patent owned by T.F.H. Publications, Inc. (“Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products, and Penford Products commenced a defense at that time. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon two of Plaintiff’s patents. The complaint seeks an injunction against infringement of the Plaintiff’s patents as well as the recovery of certain damages. The court held a claim construction hearing on August 7, 2013 and the Company is awaiting the court’s decision regarding certain disputed patent claim terms. In November 2013 Plaintiff filed an amended complaint adding Penford Products as a defendant in the case. The Company believes that its products do not infringe upon any of Plaintiff’s patents and has continued its defense of the lawsuit. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

In late August and early September, 2013, two of the Company’s subsidiaries, Penford Products and Carolina Starches, LLC (“Carolina Starches”), were served with separate complaints filed by Pirinate Consulting Group, LLC, as Litigation Trustee for the NP Creditor Litigation Trust, a successor in interest to the bankruptcy estate of NewPage Corporation, in the United States Bankruptcy Court for the District of Delaware seeking damages arising from alleged preferential transfers. The complaint filed against Penford Products seeks the recovery of alleged preferential transfers in the amount of approximately $778,000, together with other damages. The complaint filed against Carolina Starches seeks recovery of alleged preferential transfers of approximately $216,000, together with other damages. Answers to these complaints are not yet due and have not been filed, and no discovery in these matters has yet occurred. The Company believes that it has adequate, well-recognized defenses to these claims; however, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

In the third quarter of fiscal year 2013, the Company received $3.4 million in full settlement of certain claims the Company had made against a contractor and its insurer that arose from engineering design work performed in connection with the construction of the Company’s ethanol plant completed in 2008. The Company had alleged breach of contract and negligence by the contractor, and sought recovery of its costs and damages from the contractor and its insurer due to errors and delays in the performance of the work. The settlement amount, net of contingent legal fees, expert fees and other litigation expenses incurred in the matter, of approximately $2.1 million, was reflected as a reduction of the cost of the ethanol plant. Approximately $0.3 million was recorded as a reduction of operating expenses related to the recovery of legal and other costs.

The Company sold its Australia/New Zealand Operations in fiscal year 2010. Proceeds from the sale of the Australia/New Zealand Operations included $2.0 million placed in escrow, approximately $1.225 million of which had been distributed to the Company’s subsidiary, Penford Australia Limited (“Penford Australia”) prior to fiscal year 2013. In August 2012, the purchaser of the Company’s Lane Cove, New South Wales, Australia operating assets submitted a statement to an agreed-upon arbitrator in which it indicated that the total value of its warranty claims amounted to approximately $901,000, including certain taxes. During the second quarter of fiscal year 2013, the arbitrator denied most of the purchaser’s warranty claims. As a result of this determination and the terms of the asset sale contract with the purchaser, Penford Australia received all of the remaining escrowed funds during the second quarter of fiscal year 2013.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matters identified in the first two paragraphs, management is unable to provide additional information regarding any possible loss because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Penford Corporation:

We have audited the accompanying consolidated balance sheets of Penford Corporation and subsidiaries (the Company) as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penford Corporation and subsidiaries as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

November 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Penford Corporation:

We have audited Penford Corporation and subsidiaries’ (the Company) internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management’s assessment as follows: 1) material weakness related to resources necessary for effective internal controls, 2) material weakness related to the effective design of controls over the accuracy of prices used to value ending inventory, and 3) material weakness related to the design of management’s review of long-lived asset impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended August 31, 2013. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated November 14, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP

Denver, Colorado

November 14, 2013

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, with the participation and supervision of its Certifying Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation as of August 31, 2013, management has concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Based on the evaluation performed, management identified the following material weaknesses in its internal control over financial reporting as of August 31, 2013. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Indentified Relating to Resources Necessary for Effective Internal Controls

The Company determined a material weakness related to the monitoring and implementation of internal controls over financial reporting existed. Specifically, the Company lacks sufficient resources to have an effective control function that involves assessments of risk at an appropriate level of detail, controls designed with the right level of precision and responsive to those risks, and control implementation, including evidence of operating effectiveness. As a result, there is at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be prevented or detected

Material Weakness Identified Relating to Inventory

The Company determined that a material weakness in internal control over financial reporting existed relating to the effective design of controls over the accuracy of prices used to value ending inventory. Specifically the controls over the accuracy of prices used to value ending inventory were not designed effectively to detect errors in inventory unit costs. Furthermore, the Company’s control over reconciling inventory maintained at third party locations was not designed at the right level of precision to consider reconciling errors that could be material. As a result, there is at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be detected as a result of the ineffective design of these controls.

Material Weakness Indentified Relating to Valuation of Long-Lived Assets

The Company determined that a material weakness in internal control over financial reporting existed because management’s review of long-lived asset impairment was not designed to operate at an appropriate level of precision to evaluate assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, the documentation of the Company’s analysis did not contain sufficient supporting evidence to enable a reviewer to perform an effective timely review of the subjective assumptions inherent in this type of assessment. As a result, there is at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be detected as a result of the ineffective design of this control.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that its internal control over financial reporting was not effective as of August 31, 2013.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an audit report on the effectiveness of our internal control over financial reporting which is included in Item 8 of this Form 10-K.

(c) Remediation of Previously Disclosed Material Weakness

In connection with the restatement of its Annual Report on Form 10-K/A for the fiscal year ended August 31, 2012 in the fourth quarter of fiscal 2013, the Company identified a material weakness in its controls over the accounting for the proceeds from the sale of by-products. The Company did not have an effective control to monitor the change in significance of on-going accounting policies where direct authoritative accounting guidance was not available. As a result, proceeds from the sale of by-products were incorrectly classified as a reduction of cost of sales rather than as sales in the Consolidated Statements of Operations.

To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures over the monitoring and continued evaluation of the appropriateness of significant accounting policies in accordance with accounting principles generally accepted in the United States. On a quarterly basis:

1.	The Company reviews accounting policies disclosed by industry peer companies and evaluates whether there are any differences between those policies and the Company’s accounting policies.

2.	The Company conducts a review of the accounts to determine if there are any new accounts or accounts which have grown in significance such that an accounting policy should be considered and disclosed.

3.	The Company reviews newly issued accounting pronouncements and guidance to determine the impact, if any, on the Company’s accounting policies.

The Company has completed the documentation and testing of the corrective actions described above and, as of August 31, 2013, has concluded that the remediation activities discussed are sufficient to allow the Company to conclude that the previously disclosed material weakness related to accounting policies no longer exists as of August 31, 2013.

(d) Changes in Internal Controls over Financial Reporting

Other than the remediation of the previously reported material weakness related to accounting policies noted above, and the identification of the material weaknesses discussed above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e) Management’s Plans for Remediation of the Material Weaknesses

Management plans to take the following actions to remediate the material weaknesses:

1.	Material Weakness Identified Related to Resources Necessary for Effective Internal Controls — The Company plans to improve its monitoring and implementation of internal controls over financial reporting to improve the overall effectiveness of its risk assessment process, design of controls, and evidence obtained to support the effectiveness of controls. The Company anticipates that it will be required to enhance necessary resources to sufficiently promote effective internal control over financial reporting throughout the organization.

2.	Material Weakness Identified Related to Inventory — The Company plans to improve the design of the controls over the accuracy of prices used to value ending inventory and over the accuracy of inventory reconciliations for third party locations. The Company anticipates that additional resources will be required to enhance the design and operating effectiveness of these controls in the inventory process.

3.	Material Weakness Identified Related to Valuation of Long-Lived Assets — The Company plans to improve the design of the controls to perform effective reviews over management’s long-lived asset impairment considerations. The Company anticipates that additional resources will be required to enhance the design of the controls over long-lived asset impairment considerations.

As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

Item 9B.  Other Information.

On November 12, 2013, the Company’s Board of Directors and its Executive Compensation and Development Committee approved the payment of bonuses to the Company’s salaried employees, including bonuses to the Company’s named executive officers. The following bonuses were awarded to named executives: Mr. Malkoski, $305,000; Mr. Cordier, $120,000; Mr. Kortemeyer, $85,000; Mr. Randall, $100,000; and Mr. Lawlor, $75,000.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The applicable information set forth under the headings “Election of Directors,” “Governance of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”), to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference. Information regarding the Executive Officers of the Registrant is set forth in Part I, Item 1 of this Annual Report.

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

Item 11.  Executive Compensation.

The applicable information set forth under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” and “Governance of the Company” and “Report of the Executive Compensation and Development Committee” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The applicable information set forth under the heading “Ownership of Company Stock” in the 2014 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2013. Equity compensation not approved by security holders represents compensatory stock options granted to the former owners of Carolina Starches. See Note 11 to the Consolidated Financial Statements.

Equity Compensation Plan Information Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Stock Option Plan (1)	221,125	$15.15	-
2006 Long-Term Incentive Plan (2)	1,237,625	$9.65	388,882
Stock Option Plan for Non-Employee Directors (3)	3,838	$12.60	-

Total	1,462,588	$10.49	388,882

Equity compensation not approved by security holders:
Stock options to owners of acquired businesses	55,000	$5.29	-

(1) This plan has been terminated and no additional options are available for grant. The options which are subsequently forfeited or not exercised are available for issuance under the 2006 Long-Term Incentive Plan.

(2) Shares available for issuance under the 2006 Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance based cash awards. Does not include 24,489 issued but unvested shares of common stock at August 31, 2013.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The applicable information relating to certain relationships and related transactions of the Company is set forth under the heading “Transactions with Related Persons” in the 2014 Proxy Statement and is incorporated herein by reference. Information related to director independence is set forth under the heading of “Governance of the Company” and “Election of Directors” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The applicable information concerning principal accountant fees and services appears under the heading “Fees Paid to KPMG LLP” in the 2014 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See index to Exhibits on page 76.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2013.

PENFORD CORPORATION

/s/ Thomas D. Malkoski
Thomas D. Malkoski President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item

3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)

3.2	Amended and Restated Bylaws (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2012)

3.3	Articles of Amendment of Penford Corporation for Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

3.4	Articles of Amendment of Penford Corporation for Series B Voting Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Cordier, Kortemeyer, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*

10.3	Form of Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2008, filed January 9, 2009)*

10.4	Form of Second Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2010, filed November 12, 2010)*

10.5	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*

10.6	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*

10.7	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as a exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*

10.8	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*

10.9	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*

10.10	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

Exhibit No.	Item

10.11	Penford Corporation 2006 Long Term Incentive Plan, as amended (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 21, 2011)*

10.12	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)

10.13	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)

10.16	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005) *

10.17	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.18	Form of Performance-Based Cash Award Agreement under the 2006 Long-Term Incentive Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2009, filed January 8, 2010) *

10.19	Securities Purchase Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.20	Investor Rights Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.21	Standstill Letter Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.22	Third Amended and Restated Credit Agreement among the Company, Penford Products Co., Bank of Montreal, Bank of America National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.23	Fourth Amended and Restated Credit Agreement dated July 9, 2012 among the Company, certain of its subsidiary companies, and the following banks; Bank of Montreal, as Administrative Agent; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, as Syndication Agent; JPMorgan Chase, N.A. and KeyBank National Association, as Co-Documentation Agents; First Midwest Bank; Bank of America National Association; Greenstone Farm Credit Services, ACA; and Private Bank and Trust Company (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated July 9, 2012, filed July 11, 2012)

10.24	Amended and Restated Business Sale and Membership Interest Purchase Agreement between the Company and each of R. Bentley Cheatham, Dwight Carlson, Steven P. Brower, Keystone Starches, LLC, 7675 South Rail Road, LLC, and 1 Freas Avenue, LLC (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated November 8, 2011, filed January 10, 2012)

Exhibit No.	Item

10.25	Form of Stock Option Agreement with each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-182753), filed on July 19, 2012)*

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

101	The following materials for the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended August 31, 2013 formatted in XBRL: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Operations; (3) the Consolidated Statements of Comprehensive Income (Loss); (4) the Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements.

* Denotes management contract or compensatory plan or arrangement