Form 10-Q
period 2013-11-30
PENFORD CORP
filed 2014-01-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2013

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

The net number of shares of the Registrant’s common stock outstanding as of January 6, 2014 was 12,497,654.

PENFORD CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$197	$221
Trade accounts receivable, net	41,083	43,432
Inventories	32,720	33,992
Prepaid expenses	2,765	3,100
Material and supplies	4,625	4,634
Other	4,761	4,735

Total current assets	86,151	90,114
Property, plant and equipment, net	112,059	112,141
Restricted cash value of life insurance	7,830	7,837
Deferred tax assets	4,735	4,987
Other assets	1,166	1,248
Other intangible assets, net	551	313
Goodwill, net	7,978	7,978

Total assets	$220,470	$224,618

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$2,679	$5,072
Current portion of long-term debt and capital lease obligations	347	231
Accounts payable	22,575	20,656
Short-term financing arrangements	924	1,474
Accrued liabilities	7,158	8,207

Total current liabilities	33,683	35,640
Long-term debt and capital lease obligations	69,798	72,739
Other postretirement benefits	16,660	16,596
Pension benefit liability	10,374	10,552
Other liabilities	6,222	6,198

Total liabilities	136,737	141,725
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,479 and 14,479 shares, respectively, including treasury shares	14,454	14,454
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	105,415	105,166
Retained earnings	4,137	3,649
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(7,516)	(7,619)

Total shareholders’ equity	83,733	82,893

Total liabilities and shareholders’ equity	$220,470	$224,618

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30,
(In thousands, except per share data)	2013	2012
Sales	$109,251	$118,022
Cost of sales	98,542	104,764

Gross margin	10,709	13,258
Operating expenses	7,801	7,773
Research and development expenses	1,267	1,465

Income from operations	1,641	4,020
Interest expense	(813)	(1,081)
Other non-operating income (expense), net	8	(163)

Income from operations before income taxes	836	2,776
Income tax expense	348	1,069

Net income	$488	$1,707

Weighted average common shares and equivalents outstanding:
Basic	12,473	12,307
Diluted	12,841	12,372
Earnings per common share:
Basic earnings per share	$0.04	$0.14
Diluted earnings per share	$0.04	$0.14

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended November 30,
(In thousands)	2013	2012
Net income	$488	$1,707
Other comprehensive income (loss) net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $746 and $(189)	(1,217)	309
Loss (gain) from derivative transactions reclassified into earnings from accumulated other comprehensive income, net of tax benefit (expense) of $753 and $(1,339)	1,227	(2,186)
Amortization of prior service cost, net of tax benefit of $7 and $8	13	14
Amortization of actuarial loss, net of tax benefit of $51 and $209	80	341

Other comprehensive income (loss)	103	(1,522)

Total comprehensive income	$591	$185

The accompanying notes are an integral part of these statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(In thousands)	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$488	$1,707
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,291	3,383
Stock-based compensation	249	417
Loss on sale of fixed assets	—	12
Deferred income tax expense	209	965
Non-cash loss on hedging transactions	122	705
Excess tax benefit from stock-based compensation	(152)	—
Change in assets and liabilities:
Trade accounts receivable	2,349	(2,397)
Inventories	1,150	3,112
Prepaid expenses	335	43
Decrease (increase) in margin accounts	846	(2,969)
Accounts payable and accrued liabilities	594	(416)
Pension and other postretirement benefit contributions	(724)	(129)
Pension and other postretirement benefit costs	761	1,277
Other receivables	(976)	935
Other	132	299

Net cash flow provided by operating activities	8,674	6,944

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(2,047)	(3,425)
Other	(272)	—

Net cash used in investing activities	(2,319)	(3,425)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	2,500
Payments on revolving line of credit	(3,500)	(3,500)
Payments of long-term debt	(50)	(50)
Payments under capital lease obligations	(39)	(68)
Payments on financing arrangements	(549)	(697)
Excess tax benefit from stock-based compensation	152	—
Decrease in cash overdraft	(2,393)	(1,737)

Net cash used in financing activities	(6,379)	(3,552)

Decrease in cash and cash equivalents	(24)	(33)
Cash and cash equivalents, beginning of period	221	154

Cash and cash equivalents, end of period	$197	$121

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

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at November 30, 2013 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended November 30, 2013 and 2012 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

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

Accounting Pronouncements Adopted

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance did not change the current requirements for reporting net income or other comprehensive income. The Company adopted this new guidance effective September 1, 2013 and the required disclosure is presented in Note 6.

In December 2011, the FASB issued guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company adopted this new guidance effective September 1, 2013 and the required disclosure is presented in Note 9.

In July 2013, the FASB issued guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this accounting presentation effective September 1, 2013. The Company complied with the prescribed accounting presentation in prior periods; therefore, the adoption of this guidance had no impact on the presentation of the Company’s financial statements.

3—BALANCE SHEET DETAILS

The components of inventory are as follows:

	November 30,	August 31,
	2013	2013
	(In thousands)
Raw materials	$8,642	$10,381
Work in progress	1,425	1,913
Finished goods	22,653	21,698

Total inventories	$32,720	$33,992

The components of property, plant and equipment are as follows:

	November 30,	August 31,
	2013	2013
	(In thousands)
Land and land improvements	$11,881	$11,881
Plant and equipment	361,601	359,909
Construction in progress	5,546	5,255

	379,028	377,045
Accumulated depreciation	(266,969)	(264,904)

Net property, plant and equipment	$112,059	$112,141

At November 30, 2013 and August 31, 2013, the Company had approximately $1.0 million and $0.7 million, respectively, of payables related to property, plant and equipment which have been excluded from acquisitions of property, plant and equipment in the statement of cash flows.

Components of accrued liabilities are as follows:

	November 30,	August 31,
	2013	2013
	(In thousands)
Employee-related costs	$2,592	$3,931
Other accrued liabilities	4,566	4,276

Total accrued liabilities	$7,158	$8,207

Employee-related costs include accrued payroll, compensated absences, payroll taxes, benefits and incentives.

4—DEBT

As of November 30, 2013, the Company had $68.0 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

At November 30, 2013, the Company also had two non interest bearing loans from the Iowa Department of Economic Development (“IDED”). The IDED provided two five-year non interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009, and (2) a $1.0 million loan which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At November 30, 2013, the Company had $1.2 million outstanding related to the IDED loans.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of November 30, 2013, the Company was not permitted to pay dividends.

5—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rate for the first quarter of fiscal 2014 was 41.6%. The difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes and the effect of additions to the liability for uncertain tax positions described below.

The Company’s effective tax rate for the first quarter of fiscal 2013 was 38.5%. The difference between the effective tax rate and the U.S. federal statutory tax rate was primarily due to state income taxes.

Valuation Allowance

The tax valuation allowance at November 30, 2013 of $12.5 million is comprised of the following: (1) $10.9 million related to the discontinued Australian operations and (2) $1.6 million related primarily to the small ethanol producer tax credit carryforwards in the United States. Tax laws in the U.S. require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the expiration of the small ethanol producer tax credit carryforward period in 2014, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance.

At November 30, 2013, the Company had $6.4 million of net U. S. deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Uncertain Tax Positions

In the quarter ended November 30, 2013, the amount of unrecognized tax benefits increased by approximately $38,000. The total amount of unrecognized tax benefits at November 30, 2013 was $0.7 million, all of which, if recognized, would favorably impact the effective tax rate. At November 30, 2013, the Company had $0.1 million of accrued interest and penalties included in the long-term tax liability.

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

6—OTHER COMPREHENSIVE INCOME (LOSS) (“OCI”)

The following tables provide a summary of the changes in accumulated other comprehensive income (loss) for the periods presented:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, net of tax	Gains (Losses) on Postretirement Obligations, net of tax	Accumulated Other Comprehensive Loss
Balance at August 31, 2013	$(856)	$(6,763)	$(7,619)
Other comprehensive income (loss) before reclassification adjustments, net of tax	(1,217)	—	(1,217)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,227	93	1,320

Balance at November 30, 2013	$(846)	$(6,670)	$(7,516)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, net of tax	Gains (Losses) on Postretirement Obligations, net of tax	Accumulated Other Comprehensive Loss
Balance at August 31, 2012	$1,638	$(17,231)	$(15,593)
Other comprehensive income (loss) before reclassification adjustments, net of tax	309	—	309
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,186)	355	(1,831)

Balance at November 30, 2012	$(239)	$(16,876)	$(17,115)

Amounts reclassified from accumulated other comprehensive income (loss) were as follows:

		Three Months Ended November 30, 2013
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$89	$(35)	$54
Amortization of actuarial loss (gain)	Operating/R&D expenses	42	(16)	26
Amortization of prior service cost	Cost of sales	2	(1)	1
Amortization of prior service cost	Operating/R&D expenses	18	(6)	12

Total reclassification adjustments		151	(58)	93

Derivatives accounted for as hedges	Cost of sales	1,980	(753)	1,227

Total reclassifications into income		$2,131	$(811)	$1,320

7—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan, as amended, (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of November 30, 2013, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 465,882. In addition, any shares previously granted under the 1994 Stock Option Plan which are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the three months ended November 30, 2013, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2013	1,517,588	$10.30
Granted	—	—
Exercised	—	—
Cancelled	(77,000)	13.50

Outstanding Balance, November 30, 2013	1,440,588	10.13	3.78	$5,458,900

Options Exercisable at November 30, 2013	849,173	$12.88	2.70	$1,840,500

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.29 as of November 30, 2013 that would have been received by the option holders had all option holders exercised on that date. No stock options were exercised during the three months ended November 30, 2013. There were no stock option grants in the first three months of fiscal 2014.

As of November 30, 2013, the Company had $0.6 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Awards

The grant date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the three months ended November 30, 2013 as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at August 31, 2013	24,489	$7.35
Granted	—	—
Vested	—	—
Cancelled	—	—

Nonvested at November 30, 2013	24,489	$7.35

On January 1, 2013, each non-employee director received an award of 2,721 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on December 31, 2012. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of November 30, 2013, the Company had less than $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 0.1 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three months ended November 30,
	2013	2012
Cost of sales	$—	$—
Operating expenses	249	417
Research and development expenses	—	—

Total stock-based compensation expense	$249	$417
Income tax benefit	95	158

Total stock-based compensation expense, net of tax	$154	$259

8—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs are as follows:

Defined benefit pension plans	Three months ended November 30,
	2013	2012
	(in thousands)
Service cost	$438	$486
Interest cost	735	662
Expected return on plan assets	(813)	(717)
Amortization of prior service cost	58	60
Amortization of actuarial losses	131	483

Net periodic benefit cost	$549	$974

Post-retirement health care plans	Three months ended November 30,
	2013	2012
	(in thousands)
Service cost	$28	$59
Interest cost	222	215
Amortization of prior service credit	(38)	(38)
Amortization of actuarial losses	—	67

Net periodic benefit cost	$212	$303

9—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of November 30, 2013 and August 31, 2013:

As of November 30, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Current assets (Other):
Commodity derivatives	$(1,145)	$—	$—	$(1,145)

As of August 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Current assets (Other):
Commodity derivatives	$512	$—	$—	$512

The following table reconciles the gross fair value of assets and liabilities subject to offsetting arrangements to the net amounts recorded in the Condensed Consolidated Balance Sheets as Other Current Assets.

In thousands	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheet	Net Amount of Assets (Liabilities)	Cash Collateral on Deposit with Counterparty	Net Fair Value as Recorded in Balance Sheets
As of November 30, 2013
Commodity derivatives	$87	$(1,232)	$(1,145)	$2,527	$1,382

As of August 31, 2013
Commodity derivatives	$997	$(485)	$512	$1,700	$2,212

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Other Financial Instruments

The carrying value of cash and cash equivalents, receivables and payables approximates fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximates fair value.

The Company has two non-interest bearing loans from the State of Iowa. The carrying value of the debt at November 30, 2013 was $1.2 million and the fair value of the debt was estimated to be $1.1 million. See Note 4. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input is the discount rate which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

Commodity Contracts

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments as well as the offsetting gain or loss on the hedged firm commitments and/or inventory are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period when the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in fair value would be recognized in current earnings as a component of cost of sales.

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

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. Most of these futures contracts have been designated as hedges. Effective September 1, 2013, the Company ceased hedge accounting for certain ethanol futures contracts as they were not effective at offsetting changes in the selling prices of ethanol.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in other comprehensive income at November 30, 2013 that is expected to be reclassified into income within 12 months is $(0.8) million.

As of November 30, 2013, the Company had the following outstanding futures contracts:

Corn Futures	4,375,000 Bushels
Ethanol Futures	9,690,000 Gallons
Natural Gas Futures	300,000 mmbtu (millions of British thermal units)

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of November 30, 2013 and August 31, 2013.

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	Nov 30 2013	Aug 31 2013	Balance Sheet Location	Nov 30 2013	Aug 31 2013
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures	Other Current Assets	$—	$—	Other Current Assets	$920	$485
Ethanol Futures	Other Current Assets	—	997	Other Current Assets	312	—
Derivatives not designated as hedging instruments:
Natural Gas Futures	Other Current Assets	67	—	Other Current Assets	—	—
Ethanol Futures	Other Current Assets	20	—	Other Current Assets	—	—

		$87	$997		$1,232	$485

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three month periods ended November 30, 2013 and 2012.

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended Nov 30		3 Months Ended Nov 30		3 Months Ended Nov 30
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Cash Flow Hedges:
Corn Futures (1)	$(2,048)	$(255)	$(2,512)	$3,432	$(1,011)	$197
Ethanol Futures (1)	85	753	532	93	(1,584)	(11)

	$(1,963)	$498	$(1,980)	$3,525	$(2,595)	$186

Fair Value Hedges:
Corn Futures (1) (2)					$5	$15

Derivatives not designated as hedging instruments:
Natural Gas Futures (1)					33	(171)
Ethanol Futures (1)					20	—

					$53	$(171)

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

	Three months ended November 30
	2013	2012
	(In thousands)
Sales:
Industrial Ingredients
Industrial Starch	$43,620	$43,802
Ethanol	22,021	23,403
By-products	14,959	23,163

	80,600	90,368
Food Ingredients	28,651	27,654

	$109,251	$118,022

Income (loss) from operations:
Industrial Ingredients	$(2,043)	$1,387
Food Ingredients	6,530	5,355
Corporate and other	(2,846)	(2,722)

	$1,641	$4,020

	November 30,	August 31,
	2013	2013
	(In thousands)
Total assets:
Industrial Ingredients	$128,145	$133,120
Food Ingredients	69,662	68,550
Corporate and other	22,663	22,948

	$220,470	$224,618

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

	Three months ended November 30
	2013	2012
	(In thousands)
Numerator:
Net income	$488	$1,707
Less: Allocation to participating securities	(1)	(7)

Net income applicable to common shares	$487	$1,700

Denominator:
Weighted average common shares outstanding, basic	12,473	12,307
Dilutive stock options and awards	368	65

Weighted average common shares outstanding, diluted	12,841	12,372

Weighted-average stock options to purchase 551,584 and 957,446 shares of common stock for the three months ended November 30, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

12—LEGAL PROCEEDINGS AND CONTINGENCIES

As previously reported in the Company’s most recent Annual Report on Form 10-K and in prior filings, in June 2011 the Company was notified that a complaint had been filed against a customer of a Company subsidiary, Penford Products Co. (“Penford Products”), in the United States District Court for the District of New Jersey alleging that certain pet products supplied by Penford Products to the customer infringed upon a patent owned by T.F.H. Publications, Inc. (“Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products, and Penford Products commenced a defense at that time. In April 2012 the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon two of the Plaintiff’s patents. The complaint seeks an injunction against infringement of the Plaintiff’s patents as well as the recovery of certain damages. The court held a claim construction hearing on August 7, 2013 and the Company is awaiting the court’s decision regarding certain disputed patent claim terms. In November 2013 the Plaintiff filed an amended complaint adding Penford Products as a defendant in the case. The Company believes that its products do not infringe upon any of Plaintiff’s patents; however, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

As previously reported in the Company’s most recent Annual Report on Form 10-K, in late August and early September, 2013 two of the Company’s subsidiaries, Penford Products and Carolina Starches, LLC (“Carolina Starches”), were served with separate complaints filed by Pirinate Consulting Group, LLC, as Litigation Trustee for the NP Creditor Litigation Trust, a successor in interest to the bankruptcy estate of NewPage Corporation, in the United States Bankruptcy Court for the District of Delaware seeking damages arising from alleged preferential transfers. The complaint filed against Penford Products seeks the recovery of alleged preferential transfers in the amount of approximately $778,000, together with other damages. The complaint filed against Carolina Starches seeks recovery of alleged preferential transfers of approximately $216,000, together with other damages. Answers which generally deny any liability in these matters have been filed. The Company believes that it has adequate defenses to these claims; however, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred and to determine if accruals are appropriate. For the matters identified in this note above, management is unable to provide additional information regarding any possible loss because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual and/or legal issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period. The Company expenses legal costs as incurred.

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

Results of Operations

Executive Overview

•	Consolidated sales decreased 7.4% to $109.3 million in the first quarter of fiscal 2014 from $118.0 million for the quarter ended November 30, 2013.

•	The decrease in first quarter sales was primarily due to lower average unit selling pricing in the Industrial Ingredients segment, partially offset by volume growth in both business segments. The decline in Industrial Ingredients pricing was due to the decrease in corn costs as discussed below.

•	Consolidated gross margin as a percent of sales was 9.8% compared to 11.2% a year ago.

•	Bank debt outstanding at November 30, 2013 was down $3.5 million from August 31, 2013.

Industrial Ingredients

First quarter fiscal 2014 sales at the Company’s Industrial Ingredients business unit decreased $9.8 million, or 10.8%, to $80.6 million from $90.4 million during the first quarter of fiscal 2013. This decrease was primarily due to:

•	Industrial starch sales in the three months ended November 30, 2013 of $43.6 million were comparable to last year’s first quarter sales of $43.8 million. Improvements in product mix were offset by a decrease in the corn costs passed through to customers.

•	Ethanol sales declined $1.4 million, or 5.9%, to $22.0 million from $23.4 million on a 10% decrease in average unit selling prices partially offset by a 5% increase in volume.

•	Sales of by-products declined 35% to $15.0 million from $23.2 million a year ago on a decrease in average unit selling prices. Selling prices of corn by-products declined as the cost of corn decreased with the new crop harvest.

Industrial Ingredients’ loss from operations for the first quarter of fiscal 2014 was $2.0 million, a decline of $3.4 million from operating income of $1.4 million in the first quarter of fiscal 2013. Gross margin for the first quarter of fiscal 2014 decreased $3.7 million to $1.4 million as lower pricing for industrial starch, ethanol and by-products outpaced the decline in corn costs. Manufacturing costs, primarily distribution and energy, rose $0.4 million in the first quarter. Operating and research and development expenses decreased by $0.3 million in the first quarter of fiscal 2014 due to lower employee costs.

Food Ingredients

Fiscal 2014 first quarter sales for the Food Ingredients segment of $28.7 million increased 3.6%, or $1.0 million, over the first quarter of fiscal 2013, primarily due to higher volume. Average unit pricing was comparable to the prior year. Sales of non-coating applications expanded 10%, led by sales to the pet treats, gluten-free and soups/sauces/gravies end markets. Sales of non-coating value-added applications contributed nearly 70% of total segment revenues and accounted for all of the sales growth in the first quarter. Sales of coating applications declined 8% on a decrease in volume of 7% and a decrease in average unit pricing of 2%.

Operating income for the first quarter of fiscal 2014 at the Company’s Food Ingredients segment increased 22% to $6.5 million from $5.4 million in the same period last year due to an increase in gross margin of $1.1 million. Gross margin improved due to a decrease in manufacturing costs of $0.8 million and an increase in volume of $0.4 million, partially offset by an increase in raw material costs of $0.1 million. Operating and research and development expenses of $2.7 million were comparable to last year.

Corporate operating expenses

Corporate operating expenses for the first quarter of fiscal 2014 increased $0.1 million to $2.8 million from $2.7 million in the first quarter last year primarily due to an increase in professional fees.

Interest expense

Interest expense decreased $0.3 million compared to the first quarter last year due to a decrease in the average debt outstanding. Average outstanding bank debt was about $12 million lower in the first quarter of fiscal 2014 than in the same period a year ago.

Income taxes

The Company’s effective tax rate for the first quarter of fiscal 2014 was 41.6%. The difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes and the effect of additions to the liability for uncertain tax positions described below.

The tax valuation allowance at November 30, 2013 of $12.5 million is comprised of the following: (1) $10.9 million related to the discontinued Australian operations and (2) $1.6 million related primarily to the small ethanol producer tax credit carryforwards in the United States. Tax laws in the U.S. require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the near-term expiration of the small ethanol producer tax credit carryforward period, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol tax credit carryforwards are realizable at a more-likely-than-not level of assurance.

At November 30, 2013, the Company had $6.4 million of net deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2013. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its bank credit facility.

Operating Activities

Cash provided by operations was $8.7 million for the three months ended November 30, 2013 compared with $6.9 million for the same period last year. The increase in operating cash flow was due to a decrease in working capital requirements.

Investing Activities

Cash used in investing activities of $2.0 million was for investments in capital projects. See Note 3 to the Condensed Consolidated Financial Statements. The Company expects total capital expenditures for fiscal 2014 to be approximately $15-$18 million.

Financing Activities

As of November 30, 2013, the Company had $68.0 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of November 30, 2013, the Company was not permitted to pay dividends.

Contractual Obligations

The Company is a party to various debt and lease agreements at November 30, 2013 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at November 30, 2013.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. See the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for a description of critical accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected.

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including but not limited to statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements which are based on information available as of the date of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2013, which include but are not limited to:

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

The Company is exposed to market risks from adverse changes in interest rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

Item 4:	Controls and Procedures.

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

Management of the Company, with the participation and supervision of its Certifying Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation as of November 30, 2013, management has concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

(b) Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of November 30, 2013. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on the evaluation performed, management identified the following material weaknesses in its internal control over financial reporting as of November 30, 2013. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above described material weaknesses in internal control over financial reporting, management concluded that its internal control over financial reporting was not effective as of November 30, 2013.

(c) Management’s Plans for Remediation of the Material Weaknesses

Management plans to take the following actions to remediate the material weaknesses:

1.	Material Weakness Identified Related to Resources Necessary for Effective Internal Controls – The Company plans to improve its monitoring and implementation of internal controls over financial reporting to improve the overall effectiveness of its risk assessment process, design of controls, and evidence obtained to support the effectiveness of controls. The Company anticipates that it will be required to enhance necessary resources to sufficiently promote effective internal control over financial reporting throughout the organization.

2.	Material Weakness Identified Related to Inventory—The Company plans to improve the design of the controls over the accuracy of prices used to value ending inventory and over the accuracy of inventory reconciliations for third party locations. The Company anticipates that additional resources will be required to enhance the design and operating effectiveness of these controls in the inventory process.

3.	Material Weakness Identified Related to Valuation of Long-Lived Assets – The Company plans to improve the design of the controls to perform effective reviews over management’s long-lived asset impairment considerations. The Company anticipates that additional resources will be required to enhance the design of the controls over long-lived asset impairment considerations.

As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

(d) Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

See Note 12 to the Company’s financial statements.

Item 1A:	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K and in this Item 1A are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6:	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three months ended November 30, 2013, filed on January 9, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Operations, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 9, 2014	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer