Form 10-Q
period 2014-02-28
PENFORD CORP
filed 2014-04-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 28, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     X                 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer		Accelerated Filer X
Non-Accelerated Filer	(Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                         No   X

The net number of shares of the Registrant’s common stock outstanding as of April 7, 2014 was 12,548,038.

PENFORD CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:              Financial Statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	February 28, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$-	$221
Trade accounts receivable, net	41,420	43,432
Inventories	35,812	33,992
Prepaid expenses	2,304	3,100
Material and supplies	4,857	4,634
Other current assets	5,400	4,735

Total current assets	89,793	90,114

Property, plant and equipment, net	111,519	112,141
Restricted cash value of life insurance	7,822	7,837
Deferred tax assets	3,737	4,987
Other assets	1,085	1,248
Other intangible assets, net	499	313
Goodwill, net	7,978	7,978

Total assets	$222,433	$224,618

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$7,621	$5,072
Current portion of long-term debt and capital lease obligations	1,302	231
Accounts payable	19,610	20,656
Short-term financing arrangements	371	1,474
Accrued liabilities	7,981	8,207

Total current liabilities	36,885	35,640

Long-term debt and capital lease obligations	67,597	72,739
Other postretirement benefits	16,720	16,596
Pension benefit liability	10,196	10,552
Other liabilities	6,085	6,198

Total liabilities	137,483	141,725

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,529 and 14,479 shares, respectively, including treasury shares	14,513	14,454
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	-	-
Additional paid-in capital	105,728	105,166
Retained earnings	5,376	3,649
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(7,910)	(7,619)

Total shareholders' equity	84,950	82,893

Total liabilities and shareholders' equity	$222,433	$224,618

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2014	2013	2014	2013

Sales	$106,107	$110,082	$215,357	$228,104
Cost of sales	93,938	99,081	192,480	203,845

Gross margin	12,169	11,001	22,877	24,259

Operating expenses	7,850	7,171	15,650	14,944
Research and development expenses	1,408	1,300	2,675	2,765

Income from operations	2,911	2,530	4,552	6,550

Interest expense	(816)	(983)	(1,630)	(2,064)
Other non-operating income (expense), net	6	84	14	(79)

Income before income taxes	2,101	1,631	2,936	4,407

Income tax expense	861	440	1,209	1,510

Net income	$1,240	$1,191	$1,727	$2,897

Weighted-average common shares and equivalents outstanding:
Basic	12,501	12,343	12,487	12,325
Diluted	12,835	12,503	12,831	12,439

Earnings per common share:
Basic earnings per share	$0.10	$0.10	$0.14	$0.23
Diluted earnings per share	$0.10	$0.10	$0.13	$0.23

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2014	2013	2014	2013

Net income	$1,240	$1,191	$1,727	$2,897

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $1,625, $32, $2,371, and $(157), respectively	(2,651)	(53)	(3,868)	256

(Gain) loss from derivative transactions reclassified into earnings, net of tax (expense) benefit of $1,326, $(95), $2,078, and $(1,434), respectively	2,163	(155)	3,390	(2,341)

Amortization of prior service cost, net of taxes of $8, $8, $15, and $17, respectively	12	14	25	28

Amortization of actuarial loss, net of taxes of $50, $209, $100, and $418, respectively	81	341	162	682

Other comprehensive income (loss)	(395)	147	(291)	(1,375)

Total comprehensive income	$845	$1,338	$1,436	$1,522

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended February 28,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$1,727	$2,897
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,599	6,803
Stock-based compensation	515	812
Loss on sale of fixed assets	-	12
Deferred income tax expense	1,049	1,394
Non-cash (gain) loss on hedging transactions	(14)	760
Excess tax benefit from stock-based compensation	(152)	-
Change in assets and liabilities:
Trade accounts receivable	2,012	(3,413)
Inventories	(1,806)	(4,601)
Prepaid expenses	796	234
Other current assets	(665)	2,080
Increase in margin accounts	(384)	(2,853)
Accounts payable and accrued liabilities	(1,026)	(3,183)
Pension and other postretirement benefit contributions	(1,453)	(262)
Pension and other postretirement benefit costs	1,522	2,554
Other	(329)	118

Net cash flow provided by operating activities	8,391	3,352

Cash flows from investing activities:
Acquisitions of property, plant and equipment, net	(5,212)	(4,990)
Other	(265)	-

Net cash used in investing activities	(5,477)	(4,990)

Cash flows from financing activities:
Proceeds from revolving line of credit	4,500	10,500
Payments on revolving line of credit	(9,156)	(9,100)
Payments of long-term debt	(100)	(100)
Payments under capital lease obligations	(78)	(139)
Payments on financing arrangements	(1,108)	(893)
Excess tax benefit from stock-based compensation	152	-
Exercise of stock options	106	201
Increase in cash overdraft	2,549	1,173
Other	-	(8)

Net cash provided by (used in) financing activities	(3,135)	1,634

Decrease in cash and cash equivalents	(221)	(4)
Cash and cash equivalents, beginning of period	221	154

Cash and cash equivalents, end of period	$-	$150

The accompanying notes are an integral part of these financial statements.

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

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at February 28, 2014 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended February 28, 2014 and 2013 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts: accruals: legal contingencies: the determination of fair value of net assets acquired in a business combination: the determination of assumptions for pension and postretirement employee benefit costs, useful lives of property, plant and equipment: the assessment of a potential impairment of goodwill or long-lived assets and income taxes, including the determination of a need for a valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.

Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. This guidance did not change the current requirements for reporting net income or other comprehensive income. The Company adopted this guidance effective September 1, 2013 and the required disclosure is presented in Note 6.

In December 2011, the FASB issued guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company adopted this guidance effective September 1, 2013 and the required disclosure is presented in Note 9.

In July 2013, the FASB issued guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The Company adopted this accounting presentation effective September 1, 2013. The Company complied with the prescribed accounting presentation in prior periods; therefore, the adoption of this guidance had no impact on the presentation of the Company’s financial statements.

3—BALANCE SHEET DETAILS

The components of inventory were as follows:

	February 28, 2014	August 31, 2013
	(In thousands)
Raw materials	$ 10,324	$ 10,381
Work in progress	1,264	1,913
Finished goods	24,224	21,698

Total inventories	$ 35,812	$ 33,992

The components of property, plant and equipment, net were as follows:

	February 28, 2014	August 31, 2013
	(In thousands)
Land and land improvements	$ 12,131	$ 11,881
Plant and equipment	363,144	359,909
Construction in progress	6,402	5,255

	381,677	377,045
Accumulated depreciation	(270,158)	(264,904)

Net property, plant and equipment	$ 111,519	$ 112,141

At February 28, 2014 and August 31, 2013, the Company had approximately $0.5 million and $0.7 million, respectively, of payables related to property, plant and equipment that have been excluded from acquisitions of property, plant and equipment in the statement of cash flows.

Components of accrued liabilities were as follows:

	February 28, 2014	August 31, 2013
	(In thousands)
Employee-related costs	$3,950	$3,931
Other accrued liabilities	4,031	4,276

Total accrued liabilities	$7,981	$8,207

Employee-related costs included accrued payroll, compensated absences, payroll taxes, benefits and incentives.

4—DEBT

As of February 28, 2014, the Company had $66.9 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 3.25 through May 31, 2014 and 3.0 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures will be restricted to $15 million if the Total Leverage Ratio is greater than 2.50 for the last two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets. At February 28, 2014, the Company was in compliance with the covenants of the 2012 Agreement. On March 21, 2014, the 2012 Agreement was amended to adjust certain covenants. See Note 13.

At February 28, 2014, the Company also had two non-interest bearing loans from the Iowa Department of Economic Development (“IDED”). The IDED provided two five-year non-interest bearing loans as follows: (1) a $1.0 million loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009; and (2) a $1.0 million loan, which is forgivable if the Company maintains certain levels of employment at the Cedar Rapids plant. At February 28, 2014, the Company had $1.1 million outstanding related to the IDED loans.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of February 28, 2014, the Company was not permitted to pay dividends.

5—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2014 were 41.0% and 41.2%, respectively. The difference between the effective tax rates and the U.S. federal statutory rate was due to state income taxes and the effect of additions to the liability for uncertain tax positions described below.

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2013 were 27.0% and 34.2%, respectively. The difference between the effective tax rates and the U.S. federal statutory tax rate was primarily due to state income taxes, offset by the tax benefit associated with the research and development tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated, to January 1, 2012, several corporate tax provisions that had expired, including the research and development tax credit. The Company recorded $0.15 million in the second quarter of fiscal 2013 related to this tax credit for research and development activities in fiscal 2012, which reduced the effective tax rates by 9% and 3%, respectively, for the three- and six-month periods ended February 28, 2013.

Valuation Allowance

The tax valuation allowance at February 28, 2014 of $1.7 million was related primarily to the small ethanol producer tax credit carryforwards in the United States. Tax laws in the U.S. require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the expiration of the small ethanol producer tax credit carryforward period in 2014, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol producer tax credit carryforwards are realizable at a more-likely-than-not level of assurance.

In the second quarter of fiscal 2014, the Company liquidated its Australian subsidiaries and received approval from the Australian tax authorities for the liquidation. As of August 31, 2013, the Company had provided a tax valuation allowance of $10.9 million against the entire Australian net deferred tax asset. During the quarter ended February 28, 2014, as a result of the liquidation, the previously recorded deferred tax asset and corresponding valuation allowance were reversed resulting in no net effect on current or deferred income taxes.

At February 28, 2014, the Company had $5.6 million of net U. S. deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of February 28, 2014. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Uncertain Tax Positions

In the three- and six month periods ended February 28, 2014, the amount of unrecognized tax benefits increased by approximately $42,000 and $80,000, respectively. The total amount of unrecognized tax benefits at February 28, 2014 was $0.8 million, all of which, if recognized, would favorably impact the effective tax rate. At February 28, 2014, the Company had $0.1 million of accrued interest and penalties included in the long-term tax liability.

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

6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following tables provide a summary of the changes in accumulated other comprehensive income (loss) for the six months ended February 28, 2014 and 2013:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Postretirement Obligations, Net of Tax	Accumulated Other Comprehensive Loss

Balances at August 31, 2013	$(856)	$(6,763)	$(7,619)

Other comprehensive income (loss) before reclassification adjustments, net of tax	(3,868)	-	(3,868)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,390	187	3,577

Balances at February 28, 2014	$(1,334)	$(6,576)	$(7,910)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Postretirement Obligations, Net of Tax	Accumulated Other Comprehensive Loss

Balances at August 31, 2012	$1,638	$(17,231)	$(15,593)

Other comprehensive income (loss) before reclassification adjustments, net of tax	256	-	256

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,341)	710	(1,631)

Balances at February 28, 2013	$(447)	$(16,521)	$(16,968)

Amounts reclassified from accumulated other comprehensive income (loss) were as follows:

		Three Months Ended February 28, 2014
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$89	$(35)	$54
Amortization of actuarial loss (gain)	Operating/R&D expenses	42	(15)	27
Amortization of prior service cost	Cost of sales	2	(1)	1
Amortization of prior service cost	Operating/R&D expenses	18	(7)	11

Total reclassification adjustments		151	(58)	93

Derivatives accounted for as hedges	Cost of sales	3,489	(1,326)	2,163

Total reclassifications into income		$3,640	$(1,384)	$2,256

		Six Months Ended February 28, 2014
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount

Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$178	$(70)	$108
Amortization of actuarial loss (gain)	Operating/R&D expenses	84	(30)	54
Amortization of prior service cost	Cost of sales	4	(2)	2
Amortization of prior service cost	Operating/R&D expenses	36	(13)	23

Total reclassification adjustments		302	(115)	187

Derivatives accounted for as hedges	Cost of sales	5,468	(2,078)	3,390

Total reclassifications into income		$5,770	$(2,193)	$3,577

7—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains the 2006 Long-Term Incentive Plan, as amended, (the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of February 28, 2014, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 426,792. In addition, any shares previously granted under the 1994 Stock Option Plan that are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the six months ended February 28, 2014, was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding Balance, August 31, 2013	1,517,588	$ 10.30
Granted	18,000	11.67
Exercised	(52,500)	12.85
Cancelled	(79,250)	13.55

Outstanding balance, February 28, 2014	1,403,838	10.27	3.51	$ 6,066,900

Options exercisable at February 28, 2014	1,090,423	$ 11.29	3.01	$ 3,993,200

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.35 as of February 28, 2014 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the first six months of fiscal 2014 was $327,200.

Under the 2006 Incentive Plan, the Company granted 18,000 stock options during the first six months of fiscal 2014. The Company estimated the fair value of stock options granted during the first six months of fiscal 2014 using the following weighted-average assumptions and resulting in the following weighted-average grant-date fair values:

Expected volatility	60%
Expected life (years)	4.8
Interest rate	1.1-1.8%
Weighted-average fair values	$5.88

As of February 28, 2014, the Company had $0.5 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Awards

The grant-date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The following table summarizes the restricted stock award activity for the six months ended February 28, 2014 as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at August 31, 2013	24,489	$7.35
Granted	15,560	12.85
Vested	(24,489)	7.35
Cancelled	-	-

Nonvested at February 28, 2014	15,560	$12.85

On January 1, 2014, each non-employee director received an award of 1,556 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on December 31, 2013. The shares vest one year from the grant date of the award. The Company recognizes compensation cost for restricted stock ratably over the vesting period.

As of February 28, 2014, the Company had $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 0.8 years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Cost of sales	$-	$-	$-	$-
Operating expenses	266	395	515	812
Research and development expenses	-	-	-	-

Total stock-based compensation expense	$266	$395	$515	$812
Income tax benefit	101	150	196	309

Total stock-based compensation expense, net of tax	$165	$245	$319	$503

8—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs were as follows:

Defined Benefit Pension Plans	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
	(In thousands)

Service cost	$438	$486	$876	$972
Interest cost	735	662	1,470	1,324
Expected return on plan assets	(813)	(717)	(1,626)	(1,434)
Amortization of prior service cost	58	60	116	120
Amortization of actuarial losses	131	483	262	966

Net periodic benefit cost	$549	$974	$1,098	$1,948

Post-retirement Health Care Plans	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013
	(In thousands)

Service cost	$28	$59	$56	$118
Interest cost	222	215	444	430
Amortization of prior service cost	(38)	(38)	(76)	(76)
Amortization of actuarial losses	-	67		134

Net periodic benefit cost	$212	$303	$424	$606

In January 2014, the Company amended the defined benefit pension plan for salaried employees (the “Plan”) to cease the accrual of benefits under the Plan effective March 1, 2014.

9—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of February 28, 2014 and August 31, 2013:

As of February 28, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Current assets (Other):
Commodity derivatives	$(2,517)	$-	$-	$(2,517)

As of August 31, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Current assets (Other):
Commodity derivatives	$512	$-	$-	$512

The following table reconciles the gross fair value of assets and liabilities subject to offsetting arrangements to the net amounts recorded in the Condensed Consolidated Balance Sheets as Other Current Assets.

In thousands	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheets	Net Amount of Assets (Liabilities)	Cash Collateral on Deposit with Counterparty	Net Fair Value as Recorded in Balance Sheets

As of February 28, 2014

Commodity derivatives	$987	$(3,504)	$(2,517)	$4,343	$1,826

As of August 31, 2013

Commodity derivatives	$997	$(485)	$512	$1,700	$2,212

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
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

Other Financial Instruments

The carrying value of cash and cash equivalents, receivables and payables approximated fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximated fair value.

The Company has two non-interest bearing loans from the State of Iowa. The carrying value of the debt at February 28, 2014 was $1.1 million and the fair value of the debt was estimated to be $1.1 million. See Note 4. The fair values of these loans were calculated utilizing Level 2 inputs to a discounted cash flow model. The most significant input was the discount rate, which was determined by comparing yields on corporate debentures for debt issuers with financial characteristics similar to Penford’s non-interest bearing loans.

Commodity Contracts

For derivative instruments designated as fair value hedges, the gain or loss on the derivative instruments, as well as the offsetting gain or loss on the hedged firm commitments and/or inventory, are recognized in current earnings as a component of cost of sales. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss), net of applicable income taxes, and recognized in earnings when the hedged exposure affects earnings. The Company recognizes the gain or loss on the derivative instrument as a component of cost of sales in the period during which the finished goods produced from the hedged item are sold. If it is determined that the derivative instruments used are no longer effective at offsetting changes in the price of the hedged item, then the changes in fair value would be recognized in current earnings as a component of cost of sales.

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-traded futures, as well as forward cash corn purchases. Penford also uses exchange-traded futures to hedge corn inventories, firm commitments to purchase corn and forecasted purchases of corn. The exchange-traded futures are not purchased or sold for trading or speculative purposes and are designated as hedges.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. In the first quarter of fiscal 2014, the Company discontinued hedge accounting for certain ethanol futures contracts as they were not effective at offsetting changes in the selling prices of ethanol. The changes in the fair value of these futures contracts were recorded directly to cost of sales until the expiration of the contracts. In the second quarter of fiscal 2014, the Company identified and entered into different exchange-traded ethanol swap contracts, which were designated as cash flow hedges.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in accumulated other comprehensive income at February 28, 2014 that is expected to be reclassified into income within 12 months is $1.3 million.

As of February 28, 2014, the Company had the following outstanding futures contracts:

Corn futures	7,245,000 Bushels
Ethanol futures	11,508,000 Gallons
Natural gas futures	300,000 mmbtu (millions of British thermal units)

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of February 28, 2014 and August 31, 2013:

	Assets			Liabilities
In thousands		Fair Value			Fair Value
	Balance Sheet Location	Feb 28, 2014	Aug 31, 2013	Balance Sheet Location	Feb 28, 2014	Aug 31, 2013
Derivatives designated as hedging instruments:

Cash flow hedges:
Corn futures	Other current assets	$753	$-	Other current assets	$-	$485
Ethanol futures	Other current assets	-	997	Other current assets	3,494	-

Fair value hedges:
Corn futures		-	-	Other current assets	10	-

Derivatives not designated as hedging instruments:

Natural gas futures	Other current assets	234	-	Other current assets	-	-

		$987	$997		$3,504	$485

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and six-month periods ended February 28, 2014 and 2013:

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended Feb 28,		3 Months Ended Feb 28,		3 Months Ended Feb 28,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:

Cash flow hedges:

Corn futures (1)	$1,369	$(318)	$(1,349)	$59	$(386)	$(312)
Ethanol futures (1)	(5,645)	233	(2,140)	191	18	-

	$(4,276)	$(85)	$(3,489)	$250	$(368)	$(312)

Fair value hedges:
Corn futures (1) (2)					$91	$(31)

Derivatives not designated as hedging instruments:

Natural gas futures (1)					$187	$89
Soybean meal futures (1)					6	-
Ethanol futures (1)					44	-

					$237	$89

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

In thousands	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	6 Months Ended Feb 28,		6 Months Ended Feb 28,		6 Months Ended Feb 28,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:

Cash flow hedges:
Corn futures (1)	$ (679)	$ (573)	$ (3,860)	$ 3,491	$ (1,397)	$ (115)
Ethanol futures (1)	(5,560)	986	(1,608)	284	(1,566)	(11)

	$ (6,239)	$ 413	$ (5,468)	$ 3,775	$ (2,963)	$ (126)

Fair value hedges:
Corn futures (1) (2)					$ 96	$ (16)

Derivatives not designated as hedging instruments:

Natural gas futures (1)					$ 220	$ (82)
Soybean meal futures (1)					6	-
Ethanol futures (1)					64	-

					$ 290	$ (82)

(1)	Gains and losses reported in cost of sales
(2)	Hedged items are firm commitments and inventory

10—SEGMENT REPORTING

Financial information for the Company's two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily paper and packaging products and fuel grade ethanol. The Food Ingredients segment produces specialty starches for food applications. A third item for "corporate and other" activity has been presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
	(In thousands)
Sales:
Industrial Ingredients:
Industrial Starch	$36,917	$44,237	$80,537	$88,039
Ethanol	22,994	18,196	45,014	41,599
By-Products	15,917	21,045	30,876	44,208

	75,828	83,478	156,427	173,846
Food Ingredients	30,279	26,604	58,930	54,258

	$106,107	$110,082	$215,357	$228,104

Income (loss) from operations:
Industrial Ingredients	$14	$(452)	$(2,029)	$935
Food Ingredients	5,794	5,535	12,324	10,891
Corporate and other	(2,897)	(2,553)	(5,743)	(5,276)

	$2,911	$2,530	$4,552	$6,550

	February 28, 2014	August 31, 2013
	(In thousands)
Total assets:
Industrial Ingredients	$ 127,994	$ 133,120
Food Ingredients	72,699	68,550
Corporate and other	21,740	22,948

	$ 222,433	$ 224,618

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

Basic earnings per share reflect only the weighted-average common shares outstanding during the period. Diluted earnings per share reflect weighted-average common shares outstanding and the effect of any dilutive common stock equivalent shares. Diluted earnings per share is calculated by dividing net income by the average common shares outstanding plus additional common shares that would have been outstanding assuming the exercise of in-the-money stock options, using the treasury stock method. The following table presents the reconciliation of income from operations to income from operations applicable to common shares and the computation of diluted weighted-average shares outstanding:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Numerator:
Net income	$1,240	$1,191	$1,727	$2,897
Less: Allocation to participating securities	(2)	(4)	(3)	(10)

Net income applicable to common shares	$1,238	$1,187	$1,724	$2,887

Denominator:

Weighted average common shares outstanding, basic	12,501	12,343	12,487	12,325

Dilutive stock options and awards	334	160	344	114

Weighted average common shares outstanding, diluted	12,835	12,503	12,831	12,439

Weighted-average stock options to purchase 589,340 and 604,296 shares of common stock for the three and six months ended February 28, 2014, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options to purchase 987,885 and 972,581 shares of common stock for the three and six months ended February 28, 2013, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

12—LEGAL PROCEEDINGS AND CONTINGENCIES

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine if accruals are appropriate. The Company expenses legal costs as such costs are incurred.

Pet Product Patent Litigation

As reported in the Company’s most recent Annual Report on Form 10-K, in June 2011, the Company was notified that a complaint had been filed against a customer of a Company subsidiary, Penford Products Co. (“Penford Products”), in the United States District Court for the District of New Jersey. The complaint alleged that certain pet products supplied by Penford Products to the customer infringed upon a patent owned by T.F.H. Publications, Inc. (the “Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. Penford Products thereafter commenced a defense of the litigation on behalf of the customer. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon two of the Plaintiff’s patents. The Plaintiff is seeking an injunction against infringement of its patents, as well as the recovery of certain damages.

The court held a claim construction hearing on August 7, 2013, and the Company is awaiting the court’s decision regarding certain disputed patent claims. Following that hearing, in November 2013, the Plaintiff filed another amended complaint adding Penford Products as a defendant in the case.

The Company believes that its products do not infringe upon any of the Plaintiff’s patents; however, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

NewPage Bankruptcy Preference Litigation

As reported in the Company’s most recent Annual Report on Form 10-K, in late August and early September, 2013, two of the Company’s subsidiaries, Penford Products and Carolina Starches, LLC (“Carolina Starches”), were served with separate complaints filed by Pirinate Consulting Group, LLC, as Litigation Trustee (the “Trustee”) for the NP Creditor Litigation Trust, as successor in interest to the bankruptcy estate of NewPage Corporation, an industrial starch customer of each subsidiary, in the United States Bankruptcy Court for the District of Delaware.

The complaint filed against Penford Products seeks the recovery of alleged preferential transfers in the amount of approximately $778,000, together with other damages. An answer denying all liability in this matter has been filed. The Company believes that it has adequate defenses to this claim; however, the Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

The Trustee also sought recovery of alleged preferential transfers of approximately $216,000, together with other damages, from Carolina Starches. In March 2014, Carolina Starches entered into a settlement agreement with the Trustee which provides, among other things, for the full and final settlement of this matter in exchange for a payment by Carolina Starches to the Trustee of $10,000.

Management is unable to provide additional information regarding any possible loss in connection with the foregoing claims and proceedings because (i) the Company currently believes that the claims are not adequately supported, and (ii) there are significant factual and/or legal issues to be resolved. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, results of operations or liquidity, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Other Claims and Litigation

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

13—SUBSEQUENT EVENTS

Acquisition

On March 4, 2014, Penford Products Co. (“Purchaser”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Gum Technology, an Arizona close corporation, (“Gum Technology” or “Seller”), and Allen J Freed and Sheryl I. Freed, the owners of Seller. On March 25, 2014, the Company acquired substantially all of the assets of Seller and assumed certain liabilities in exchange for $10.2 million in cash, subject to working capital and certain other adjustments. The funding of the purchase price was provided by borrowings under the Company’s credit facility. In connection with the acquisition, $750,000 of the purchase price (“Holdback”) has been retained by the Company as a fund to satisfy certain of the Seller’s post-closing obligations. The Holdback is payable to the Seller, net of amounts applied to satisfy the obligations of the Seller, within twelve months of the date of the acquisition.

The Company entered into compensatory stock option agreements outside of the Company’s 2006 Incentive Plan with three key former employees of the Seller. Pursuant to these agreements, the Company granted options to purchase an aggregate of 45,000 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on March 25, 2014. These options have a term of seven years and vest ratably over a three-year period.

Gum Technology, based in Tucson, Arizona, distributes and blends gums and hydrocolloids, serving primarily the food and beverage industries in North America and Asia. Gum Technology specializes in developing and producing customized stabilizers to meet customers’ product formulation needs. This acquisition will broaden the Company’s food ingredients portfolio of functional and specialty ingredient systems within the Food Ingredients segment.

Credit Facility Amendment

On March 21, 2014, in connection with the acquisition discussed above, the Company amended its Fourth Amended and Restated Credit Agreement (the “2012 Agreement”) to adjust certain financial covenants. The Total Leverage Ratio, as defined in the 2012 Agreement, shall not exceed 4.25 on May 31, 2014: 3.50 on August 31, 2014 and 3.00 at the end of each quarter thereafter. In addition, the Company’s maximum annual capital expenditures were increased to $17.5 million from $15.0 million for fiscal 2014.

Item 2:         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In analyzing business trends, management considers a variety of performance and financial measures, including sales revenue growth, sales volume growth and gross margins and operating income of the Company’s business segments.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes. The notes to the Condensed Consolidated Financial Statements referred to in this MD&A are included in Part I Item 1, “Financial Statements.”

Results of Operations

Executive Overview

•

Consolidated sales decreased 3.6% to $106.1 million in the second quarter of fiscal 2014 from $110.1 million for the quarter ended February 28, 2013. Consolidated sales for the six months ended February 28, 2014 decreased 5.6% to $215.4 million compared to consolidated sales of $228.1 million for the same period a year ago.

•

The decline in sales for the three and six months ended February 28, 2014 was primarily due to lower average unit selling pricing in the Industrial Ingredients segment, partially offset by volume growth in both business segments. The decline in Industrial Ingredients pricing was due to the decrease in corn costs as discussed below.

•

Consolidated gross margin as a percent of sales for the second quarter of fiscal 2014 was 11.5% compared to 10.0% a year ago. Consolidated gross margin as a percent of sales for the first half of fiscal 2014 of 10.6% was comparable to the same period a year ago.

•	Bank debt outstanding at February 28, 2014 was down $4.7 million from August 31, 2013.
•	The Company amended its pension plan for salaried employees to eliminate benefit accruals effective March 1, 2014.
•	On March 25, 2014, the Company acquired the net assets of Gum Technology for $10.2 million in cash, subject to working capital and certain other adjustments.

Industrial Ingredients

Second quarter fiscal 2014 sales at the Company’s Industrial Ingredients business unit decreased $7.7 million, or 9.2%, to $75.8 million from $83.5 million during the second quarter of fiscal 2013. This decrease was primarily due to:

•

Industrial starch sales in the three months ended February 28, 2014 of $36.9 million were down 16.5% compared to last year’s second quarter sales of $44.2 million. The decline in sales was primarily driven by lower unit pricing as the market price of corn continued to decrease and a decline in the corn costs passed through to customers. Volume declined approximately 3%.

•	Ethanol sales increased $4.8 million, or 26.4%, to $23.0 million from $18.2 million on a 34% increase in volume partially offset by a 6% decline in average unit selling price per gallon.
•

Sales of by-products declined 24.4% to $15.9 million from $21.0 million a year ago on a decrease in average unit selling prices. Selling prices of corn by-products declined 30% as the cost of corn decreased with the new crop harvest. The sales volume was 8% higher than the previous year’s second quarter.

First half fiscal 2014 sales at the Company’s Industrial Ingredients business unit decreased $17.4 million, or 10.0%, to $156.4 million from $173.8 million last year. This decrease was primarily due to:

•

Industrial starch sales in the six months ended February 28, 2014 of $80.5 million decreased $7.5 million from $88.0 million in the first half of fiscal 2013. The decline in sales was driven by lower average unit pricing caused by a decrease in the corn costs passed through to customers.

•	Ethanol sales increased $3.4 million, or 8.2%, to $45.0 million from $41.6 million on an 18% increase in volume, partially offset by an 8% decline in average unit selling price per gallon.
•

Sales of by-products declined 30.2% to $30.9 million from $44.2 million a year ago on a decrease in average unit selling prices. Selling prices of corn by-products declined 33% as the cost of corn decreased. Sales volume was 4% higher than last year.

Industrial Ingredients’ operating income in the second quarter of fiscal 2014 was approximately breakeven compared with an operating loss of $0.5 million in the second quarter last year due to an improvement in gross margin. Gross margin increased $0.5 million to $3.4 million from $2.9 million the previous year. Margin improvement was due to (1) increased sales volume of $1.9 million and (2) lower corn costs of $2.6 million, partially offset by (3) lower average unit selling prices of $1.2 million due to the decline in corn costs, (4) higher energy costs of $1.4 million, (5) higher maintenance and distribution costs of $1.3 million due to the harsh winter conditions, and (6) an increase in other manufacturing costs of $0.1 million.

Industrial Ingredients’ loss from operations for the six months ended February 28, 2014 was $2.0 million, a decline of $2.9 million from operating income of $0.9 million in the first six months of fiscal 2013. Gross margin in the first half of fiscal 2014 decreased $3.2 million to $4.8 million. The effect of higher sales volume of $2.2 million was offset by lower average unit pricing of $3.2 million. Also contributing to the margin contraction were higher energy costs of $1.6 million, higher maintenance and distribution costs of $1.7 million and other manufacturing cost increases of $0.4 million, partially offset by lower corn costs of $1.5 million. Energy, maintenance and distribution cost increases were primarily due to harsh winter conditions in the second quarter. Operating expenses decreased $0.3 million due to lower employee costs.

Food Ingredients

Fiscal 2014 second quarter sales for the Food Ingredients segment of $30.3 million increased 13.8%, or $3.7 million, over the second quarter of fiscal 2013. Higher sales volume contributed $4.9 million to the sales increase, partially offset by product mix and pricing changes of $1.2 million. Sales of coating applications, which contributed 30% of total revenue in the quarter, improved 6% on an increase in volume of 11%, partially offset by a decrease in average unit pricing of 4%. Sales of other applications, including sales to the pet treats and soups/sauces/gravies end markets, expanded 17%, and accounted for 85% of the sales growth in the second quarter.

Year-to-date fiscal 2014 sales increased $4.7 million, or 8.6%, to $58.9 million from $54.3 million in the first six months of fiscal 2013. Sales volume improved 11%, contributing $5.9 million to sales growth, while average unit pricing declined 2%, or $1.2 million. Sales of coating applications in the six months ended February 28, 2014 were comparable to sales of coating applications for the same period last year. Sales of other applications, including sales to the pet treats, gluten free and soups/sauces/gravies end markets, expanded 13% and accounted for all of the sales growth in the first half of fiscal 2014.

Operating income for the second quarter of fiscal 2014 at the Company’s Food Ingredients segment increased 4.7% to $5.8 million from $5.5 million in the same period last year primarily due to an increase in gross margin of $0.7 million. Gross margin of $8.8 million improved $0.7 million due to an increase in volume of $1.5 million, partially offset by an increase in raw material costs of $0.8 million. Operating and research and development expenses increased $0.4 million on higher employee costs.

Operating income for the first six months of fiscal 2014 increased 13.2%, or $1.4 million, to $12.3 million from $10.9 million in the same period last year primarily due to an increase in gross margin of $1.9 million. Gross margin improved due to improved sales volume of $1.7 million and higher manufacturing yields and lower manufacturing costs of $1.1 million, partially offset by higher raw material costs of $0.9 million. Operating expenses increased $0.5 million on additional employee costs.

Corporate Operating Expenses

Corporate operating expenses for the three and six month periods ended February 28, 2014 increased $0.4 million and $0.5 million, respectively, due to increases in professional and audit fees.

Pension Expense

In January 2014, the Company amended the defined benefit pension plan for salaried employees (the “Plan”) to cease the accrual of benefits under the Plan effective March 1, 2014. The Company anticipates that there will be no gain or loss recorded in the Statement of Operations as a result of the Plan curtailment.

Interest Expense

Interest expense decreased $0.2 million compared to the second quarter last year due to a decrease in the average debt outstanding. Average outstanding bank debt was about $16 million lower in the second quarter of fiscal 2014 than in the same period a year ago.

Income Taxes

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2014 were 41.0% and 41.2%, respectively. The difference between the effective tax rates and the U.S. federal statutory rate was due to state income taxes and the effect of additions to the liability for uncertain tax positions described in Note 5 to the Condensed Consolidated Financial Statements.

The Company’s effective tax rates for the three- and six-month periods ended February 28, 2013 were 27.0% and 34.2%, respectively. The difference between the effective tax rates and the U.S. federal statutory tax rate was primarily due to state income taxes, offset by the tax benefit associated with the research and development tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated, to January 1, 2012, several corporate tax provisions that had expired, including the research and development tax credit. The Company recorded $0.15 million in the second quarter of fiscal 2013 related to this tax credit for research and development activities in fiscal 2012, which reduced the effective tax rates by 9% and 3%, respectively, for the three- and six-month periods ended February 28, 2013.

The tax valuation allowance at February 28, 2014 of $1.7 million was related primarily to the small ethanol producer tax credit carryforwards in the United States. Tax laws in the U.S. require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the expiration of the small ethanol producer tax credit carryforward period in 2014, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol producer tax credit carryforwards are realizable at a more-likely-than-not level of assurance.

In the second quarter of fiscal 2014, the Company liquidated its Australian subsidiaries and received approval from the Australian tax authorities for the liquidation. As of August 31, 2013, the Company had provided a tax valuation allowance of $10.9 million against the entire Australian net deferred tax asset. During the quarter ended February 28, 2014, as a result of the liquidation, the previously recorded deferred tax asset and corresponding valuation allowance were reversed resulting in no net effect on current or deferred income taxes.

At February 28, 2014, the Company had $5.6 million of net U. S. deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of February 28, 2014. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Acquisition

As discussed in Note 13 to the Condensed Consolidated Financial Statements, on March 25, 2014, the Company acquired the net assets of Gum Technology (“Seller”) for $10.2 million in cash, subject to working capital and certain other adjustments. The funding of the purchase price was provided by borrowings under the Company’s credit facility. In connection with the acquisition, $750,000 of the purchase price (“Holdback”) has been retained by the Company as a fund to satisfy certain of the Seller’s post-closing obligations. The Holdback is payable to the Seller, net of amounts applied to satisfy the obligations of the Seller, within twelve months of the date of the acquisition.

The Company entered into compensatory stock option agreements outside of the Company’s 2006 Incentive Plan with three key former employees of the Seller. Pursuant to these agreements, the Company granted options to purchase an aggregate of 45,000 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on March 25, 2014. These options have a term of seven years and vest ratably over a three-year period.

Gum Technology, based in Tucson, Arizona, distributes and blends gums and hydrocolloids, serving primarily the food and beverage industries in North America and Asia. Gum Technology specializes in developing and producing customized stabilizers to meet customers’ product formulation needs. This acquisition will broaden the Company’s food ingredients portfolio of functional and specialty ingredient systems within the Food Ingredients segment.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its bank credit facility.

Operating Activities

Cash provided by operations was $8.4 million for the six months ended February 28, 2014 compared with $3.4 million for the same period last year. The increase in operating cash flow was due to a decrease in working capital requirements.

Investing Activities

Cash used in investing activities of $5.5 million was primarily for investments in capital projects. See Note 3 to the Condensed Consolidated Financial Statements. The Company expects total capital expenditures for fiscal 2014 to be approximately $17 million.

Financing Activities

As of February 28, 2014, the Company had $66.9 million outstanding on its $130 million secured revolving credit facility (the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

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

As of February 28, 2014, the 2012 Agreement provided that the Total Leverage Ratio shall not exceed 3.25 through May 31, 2014 and 3.0 thereafter. The Company must also maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement, of not less than 1.35. Annual capital expenditures would be restricted to $15 million if the Total Leverage Ratio is greater than 2.50 for two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

Effective March 21, 2014, in connection with the acquisition of substantially all of the net assets of Gum Technology, the Company amended the 2012 Agreement to adjust certain financial covenants. The Total Leverage Ratio, as defined in the 2012 Agreement, shall not exceed 4.25 on May 31, 2014, 3.50 on August 31, 2014 and 3.00 at the end of each quarter thereafter. In addition, the Company’s maximum annual capital expenditures was increased to $17.5 million from $15.0 million for fiscal 2014.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of February 28, 2014, the Company was not permitted to pay dividends.

Contractual Obligations

The Company is a party to various debt and lease agreements at February 28, 2014 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2013.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at February 28, 2014.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including, but not limited to, statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” ”seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2013, which include but are not limited to:

¡	competition;

¡	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

¡	product development risk;

¡	changes in corn and other raw material prices and availability;

¡

changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products including unfavorable shifts in product mix or changes in government rules or incentives affecting ethanol consumption;

¡	unanticipated costs, expenses or third-party claims;

¡

the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

¡	interest rate, chemical and energy cost volatility;

¡	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

¡	other unforeseen developments in the industries in which Penford operates,

¡	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended; and

¡	other factors described in the Company’s Form 10-K Part I, Item 1A “Risk Factors.”

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

Management of the Company, with the participation and supervision of its Certifying Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation as of February 28, 2014, management has concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

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

Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on the evaluation performed, management identified the following material weaknesses in its internal control over financial reporting as of February 28, 2014. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness Indentified Relating to Resources Necessary for Effective Internal Control Over Financial Reporting

The Company determined a material weakness related to the monitoring and implementation of internal control over financial reporting existed. Specifically, the Company lacks sufficient resources to have an effective control function that involves assessments of risk at an appropriate level of detail, controls designed with the right level of precision and responsive to those risks and control implementation, including evidence of operating effectiveness. As a result, there is at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be prevented or detected.

Material Weakness Identified Relating to Inventory

The Company determined that a material weakness in internal control over financial reporting existed relating to the effective design of controls over the accuracy of prices used to value ending inventory. Specifically the controls over the accuracy of prices used to value ending inventory were not designed effectively to detect errors in inventory unit costs. Furthermore, the Company’s control over reconciling inventory maintained at third party locations was not designed at the right level of precision to consider reconciling errors that could be material. As a result, there is at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be prevented or detected.

Material Weakness Indentified Relating to Valuation of Long-Lived Assets

The Company determined that a material weakness in internal control over financial reporting existed because management’s review of long-lived asset impairment was not designed to operate at an appropriate level of precision to evaluate assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, the documentation of the Company’s analysis did not contain sufficient supporting evidence to enable a reviewer to perform an effective timely review of the subjective assumptions inherent in this type of assessment. As a result, there is at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be prevented or detected.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that its internal control over financial reporting was not effective as of February 28, 2014.

(c) Management’s Plans for Remediation of the Material Weaknesses

Management	has begun or plans to take the following actions to remediate the material weaknesses:

1.

Material Weakness Identified Relating to Resources Necessary for Effective Internal Control Over Financial Reporting – The Company plans to improve its monitoring and implementation of internal controls over financial reporting to improve the overall effectiveness of its risk assessment process, design of controls, and evidence obtained to support the effectiveness of controls. The Company has retained, what it believes to be, the necessary resources to sufficiently promote effective internal control over financial reporting throughout the organization.

2.

Material Weakness Identified Relating to Inventory - The Company plans to improve the design of the controls over the accuracy of prices used to value ending inventory and over the accuracy of inventory reconciliations for third party locations. The Company has retained, what it believes to be, the additional resources will be required to enhance the design and operating effectiveness of these controls in the inventory process.

3.

Material Weakness Identified Relating to Valuation of Long-Lived Assets – The Company plans to improve the design of the controls to perform effective reviews over management’s long-lived asset impairment considerations. The Company has retained, what it believes to be, the additional resources required to enhance the design of the controls over long-lived asset impairment considerations.

As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

(d) Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:         Legal Proceedings.

See Note 12 to the Company’s condensed consolidated financial statements.

Item 1A:         Risk Factors.

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

Item 6:         Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three months ended February 28, 2014 , filed on April 9, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

April 9, 2014	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer