Form 10-Q
period 2014-05-31
PENFORD CORP
filed 2014-07-08
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The net number of shares of the Registrant’s common stock outstanding as of July 2, 2014 was 12,705,538.

PENFORD CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	May 31, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$383	$221
Trade accounts receivable, net	45,320	43,432
Inventories	38,298	33,992
Prepaid expenses	4,297	3,100
Material and supplies	5,441	4,634
Other current assets	6,206	4,735

Total current assets	99,945	90,114
Property, plant and equipment, net	111,761	112,141
Restricted cash value of life insurance	7,815	7,837
Deferred tax assets	—	4,987
Other assets	1,013	1,248
Other intangible assets, net	6,182	313
Goodwill, net	9,912	7,978

Total assets	$236,628	$224,618

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$6,088	$5,072
Current portion of long-term debt and capital lease obligations	178	231
Accounts payable	22,554	20,656
Short-term financing arrangements	1,992	1,474
Accrued liabilities	9,073	8,207

Total current liabilities	39,885	35,640
Long-term debt and capital lease obligations	77,163	72,739
Other postretirement benefits	16,754	16,596
Pension benefit liability	5,224	10,552
Other liabilities	6,103	6,198

Total liabilities	145,129	141,725
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,687 and 14,479 shares, respectively, including treasury shares	14,513	14,454
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	106,054	105,166
Retained earnings	8,447	3,649
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(4,758)	(7,619)

Total shareholders’ equity	91,499	82,893

Total liabilities and shareholders’ equity	$236,628	$224,618

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2014	2013	2014	2013
Sales	$119,429	$121,719	$334,786	$349,823
Cost of sales	104,561	108,528	297,041	312,373

Gross margin	14,868	13,191	37,745	37,450
Operating expenses	8,668	7,326	24,319	22,269
Research and development expenses	1,275	1,590	3,950	4,356

Income from operations	4,925	4,275	9,476	10,825
Interest expense	(935)	(998)	(2,564)	(3,062)
Other non-operating income, net	1,014	146	1,028	68

Income before income taxes	5,004	3,423	7,940	7,831
Income tax expense	1,933	1,365	3,142	2,875

Net income	$3,071	$2,058	$4,798	$4,956

Weighted-average common shares and equivalents outstanding:
Basic	12,532	12,395	12,502	12,349
Diluted	12,875	12,670	12,847	12,548
Earnings per common share:
Basic earnings per share	$0.24	$0.17	$0.38	$0.40
Diluted earnings per share	$0.24	$0.16	$0.37	$0.39

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Net income	$3,071	$2,058	$4,798	$4,956
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $1,324; $10; $3,695; and $(147), respectively	(2,044)	(17)	(5,912)	239
(Gain) loss from derivative transactions reclassified into earnings, net of tax (expense) benefit of $1,542; $(92); $3,642; and $(1,526), respectively	2,474	(149)	5,842	(2,490)
Change in postretirement liabilities, net of tax expense of $1,616; $0; $1,616; and $0	2,705	—	2,705	—
Amortization of prior service cost, net of taxes of $8, $8, $24, and $25, respectively	12	13	36	41
Amortization of actuarial loss, net of taxes of $17, $209, $117, and $627, respectively	28	341	190	1,023

Other comprehensive income (loss)	3,175	188	2,861	(1,187)

Total comprehensive income	$6,246	$2,246	$7,659	$3,769

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended May 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$4,798	$4,956
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,674	10,128
Stock-based compensation	841	1,102
Deferred income tax expense	3,117	2,845
Non-cash loss on hedging transactions	493	1,913
Non-cash loan forgiveness (Note 4)	(1,000)	—
Excess tax benefit from stock-based compensation	(152)	(46)
Other	(1)	12
Change in assets and liabilities:
Trade accounts receivable	(653)	(2,591)
Inventories	(2,680)	(2,910)
Prepaid expenses	(1,149)	(1,443)
Material and supplies	(807)	(481)
Other current assets	(1,471)	2,215
Increase in margin accounts	(354)	(3,009)
Accounts payable and accrued liabilities	727	(855)
Pension and other postretirement benefit contributions	(2,382)	(964)
Pension and other postretirement benefit costs	1,899	3,830
Other	437	(122)

Net cash flow provided by operating activities	11,337	14,580

Cash flows from investing activities:
Acquisitions of property, plant and equipment, net	(8,073)	(8,308)
Acquisitions of Gum Technology, net	(9,086)	—
Settlement of ethanol construction claim	—	2,106
Other	(257)	1

Net cash used in investing activities	(17,416)	(6,201)

Cash flows from financing activities:
Proceeds from revolving line of credit	24,100	18,200
Payments on revolving line of credit	(19,156)	(23,800)
Payments of long-term debt	(367)	(150)
Payments under capital lease obligations	(118)	(209)
Proceeds from financing arrangements	1,992	2,019
Payments on financing arrangements	(1,474)	(893)
Excess tax benefit from stock-based compensation	152	46
Exercise of stock options	106	293
Increase (decrease) in cash overdraft	1,016	(3,781)
Other	(10)	(1)

Net cash provided by (used in) financing activities	6,241	(8,276)

Increase in cash and cash equivalents	162	103
Cash and cash equivalents, beginning of period	221	154

Cash and cash equivalents, end of period	$383	$257

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

In March 2014, the Company completed the acquisition of Gum Technology, an Arizona close corporation (“Gum Technology”), for a purchase price of $9.9 million, subject to certain adjustments. Gum Technology blends and distributes gums and hydrocolloids and customizes stabilizers to meet customers’ product formulation needs. The acquisition of this business will broaden the Company’s food ingredients portfolio of functional and specialty ingredient systems within its Food Ingredients segment. See Note 13.

2—BASIS OF PRESENTATION

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Penford and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet at May 31, 2014 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the interim periods ended May 31, 2014 and 2013 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things, the allowance for doubtful accounts; the determination of potential write downs for lower-of-cost-or-market inventory evaluations; the reserve for obsolete inventory; accruals; legal contingencies; the determination of fair value of net assets acquired in a business combination; the determination of assumptions for pension and postretirement employee benefit costs; useful lives of property, plant and equipment; the assessment of a potential impairment of goodwill or long-lived assets and income taxes, including the determination of a need for a valuation allowance for deferred tax assets. Actual results may differ from previously estimated amounts.

Change in Estimate

During the third quarter of fiscal year 2014, the Company changed its estimates for useful lives of certain machinery and equipment used by the Industrial Ingredients segment to better match depreciation expense of these assets with the periods in which these assets are expected to generate revenue. The new estimated useful lives were established based on manufacturing engineering data and external benchmark data and were generally increased as compared to the previous estimates. The Company accounted for this as a prospective change in accounting estimate as of May 1, 2014, thereby impacting the current quarter and future periods. The change in the estimate lowered depreciation expense as compared to the amount that would have been recorded using the historical estimated useful lives. The effect of this change on net income for the quarter ended May 31, 2014 was $136,000 and the effect on diluted earnings per share for the quarter was an increase of $0.01 per share.

Accounting Pronouncements Adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring entities to provide information about the amounts reclassified out of Accumulated other comprehensive income by component. Entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated other comprehensive income by the respective line items of net income. This guidance did not change the current requirements for reporting net income or other comprehensive income. The Company adopted this guidance effective September 1, 2013, and the required disclosure is presented in Note 6.

In December 2011, the FASB issued guidance creating new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The Company adopted this guidance effective September 1, 2013, and the required disclosure is presented in Note 9.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on September 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3—BALANCE SHEET DETAILS

The components of inventory were as follows:

(In thousands)	May 31, 2014	August 31, 2013
Raw materials	$9,453	$10,381
Work in progress	1,430	1,913
Finished goods	27,415	21,698

Total inventories	$38,298	$33,992

The components of property, plant and equipment, net were as follows:

(In thousands)	May 31, 2014	August 31, 2013
Land and land improvements	$12,159	$11,881
Plant and equipment	363,974	359,909
Construction in progress	8,657	5,255

	384,790	377,045
Accumulated depreciation	(273,029)	(264,904)

Net property, plant and equipment	$111,761	$112,141

At May 31, 2014 and August 31, 2013, the Company had approximately $0.7 million and $0.7 million, respectively, of payables related to property, plant and equipment that have been excluded from acquisitions of property, plant and equipment in the consolidated statements of cash flows.

Components of accrued liabilities were as follows:

(In thousands)	May 31, 2014	August 31, 2013
Employee-related costs	$3,977	$3,931
Other accrued liabilities	5,096	4,276

Total accrued liabilities	$9,073	$8,207

Employee-related costs included accrued payroll, compensated absences, payroll taxes, benefits and incentives.

4—DEBT

As of May 31, 2014, the Company had $76.5 million outstanding on its $130 million secured revolving credit facility (which, as amended, is referred to herein as the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances. On March 21, 2014, in connection with the Company’s acquisition of Gum Technology, the 2012 Agreement was amended to adjust certain financial covenants.

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

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 4.25 on May 31, 2014, 3.50 on August 31, 2014 and 3.0 at the end of each quarter thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement of not less than 1.35. Annual capital expenditures will be restricted to $15 million ($17.5 million for fiscal 2014) if the Total Leverage Ratio is greater than 2.50 for the last two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets. At May 31, 2014, the Company was in compliance with the covenants of the 2012 Agreement.

In 2009, the Iowa Department of Economic Development (“IDED”) provided two five-year non-interest bearing loans to the Company with terms as follows: (1) a $1.0 million term loan to be repaid in 60 equal monthly payments of $16,667 beginning December 1, 2009; and (2) a $1.0 million loan, which was forgivable if the Company maintained certain levels of employment at the Cedar Rapids plant. During the third quarter of fiscal 2014, the Company repaid the outstanding balance on the $1.0 million term loan. In May 2014, the Company was notified by IDED that its obligations to maintain certain levels of employment at the Cedar Rapids plant had been met and that repayment of the $1.0 million forgivable loan had been waived. The Company recorded the loan forgiveness of $1.0 million as non-operating income.

Pursuant to the 2012 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of May 31, 2014, the Company was not permitted to pay dividends.

5—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2014 were 38.6% and 39.6%, respectively. The difference between the effective tax rates and the U.S. federal statutory rate was primarily due to state income taxes.

The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2013 were 40% and 37%, respectively. The difference between the third quarter effective tax rate and the U.S. federal statutory tax rate was primarily due to a $0.3 million write off of deferred tax assets related to expired stock option awards. The difference between the effective tax rates and the U.S. federal statutory tax rate for the year-to-date period was primarily due to the adjustment noted above in the third quarter and state income taxes, partially offset by the tax benefit associated with the research and development tax credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated, to January 1, 2012, several corporate tax provisions that had expired, including the research and development tax credit. The Company recorded $0.15 million in the second quarter of fiscal 2013 related to this tax credit for research and development activities in fiscal 2012, which reduced the effective tax rate by 2% for the nine-month period ended May 31, 2013.

Valuation Allowance

The tax valuation allowance at May 31, 2014 of $1.8 million was related primarily to the small ethanol producer tax credit carryforwards in the United States. Tax laws in the U.S. require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the expiration of the small ethanol producer tax credit carryforward period in 2014, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol producer tax credit carryforwards are realizable at a more-likely-than-not level of assurance.

In the second quarter of fiscal 2014, the Company liquidated its Australian subsidiaries and received approval from the Australian tax authorities for the liquidation. As of August 31, 2013, the Company had provided a tax valuation allowance of $10.9 million against the entire Australian net deferred tax asset. During the quarter ended February 28, 2014, as a result of the liquidation, the previously recorded deferred tax asset and corresponding valuation allowance were reversed, resulting in no net effect on current or deferred income taxes.

At May 31, 2014, the Company had $1.8 million of net U. S. deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2014. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Uncertain Tax Positions

In the nine-month period ended May 31, 2014, the amount of unrecognized tax benefits decreased by approximately $150,000 due to expiration of the applicable statutes of limitations. The total amount of unrecognized tax benefits at May 31, 2014 was $0.6 million, all of which, if recognized, would favorably impact the effective tax rate. At May 31, 2014, the Company had $0.1 million of accrued interest and penalties included in the long-term tax liability.

Other

The Company files tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions and is subject to examination by taxing authorities in all of those jurisdictions. From time to time, the Company’s tax returns are reviewed or audited by U.S. federal and various U.S. state taxing authorities. The Company believes that adjustments, if any, resulting from these reviews or audits would not be material, individually or in the aggregate, to the Company’s financial position, results of operations or liquidity. It is reasonably possible that the amount of unrecognized tax benefits related to certain of the Company’s tax positions will increase or decrease in the next twelve months as audits or reviews are initiated and settled. At this time, an estimate of the range of a reasonably possible change cannot be made. The Company is not subject to income tax examinations by U.S. federal or state jurisdictions for fiscal years prior to 2009.

6—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following tables provide a summary of the changes in Accumulated other comprehensive income (loss) for the nine months ended May 31, 2014 and 2013:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Postretirement Obligations, Net of Tax	Accumulated Other Comprehensive Loss
Balances at August 31, 2013	$(856)	$(6,763)	$(7,619)
Other comprehensive income (loss) before reclassification adjustments, net of tax	(5,912)	2,705	(3,207)
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	5,842	226	6,068

Balances at May 31, 2014	$(926)	$(3,832)	$(4,758)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Postretirement Obligations, Net of Tax	Accumulated Other Comprehensive Loss
Balances at August 31, 2012	$1,638	$(17,231)	$(15,593)
Other comprehensive income (loss) before reclassification adjustments, net of tax	239	—	239
Amounts reclassified from Accumulated other comprehensive income (loss), net of tax	(2,490)	1,064	(1,426)

Balances at May 31, 2013	$(613)	$(16,167)	$(16,780)

Amounts reclassified from Accumulated other comprehensive income (loss) were as follows:

		Three Months Ended May 31, 2014
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$45	$(17)	$28
Amortization of prior service cost	Cost of sales	20	(8)	12

Total reclassification adjustments		65	(25)	40

Derivatives accounted for as hedges	Cost of sales	4,016	(1,542)	2,474

Total reclassifications into income		$4,081	$(1,567)	$2,514

		Nine Months Ended May 31, 2014
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$223	$(87)	$136
Amortization of actuarial loss (gain)	Operating/R&D expenses	84	(30)	54
Amortization of prior service cost	Cost of sales	24	(11)	13
Amortization of prior service cost	Operating/R&D expenses	36	(13)	23

Total reclassification adjustments		367	(141)	226

Derivatives accounted for as hedges	Cost of sales	9,484	(3,642)	5,842

Total reclassifications into income		$9,851	$(3,783)	$6,068

7—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains a long-term incentive plan known as the 2006 Long-Term Incentive Plan (which, as amended, is referred to herein as the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of May 31, 2014, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 186,542. In addition, any shares previously granted under the 1994 Stock Option Plan that are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant.

General Option Information

A summary of the stock option activity for the nine months ended May 31, 2014 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding balance, August 31, 2013	1,517,588	$10.30
Granted	71,000	13.53
Exercised	(52,500)	6.62
Cancelled	(84,817)	15.20

Outstanding balance, May 31, 2014	1,451,271	10.30	3.41	$4,985,200

Options exercisable at May 31, 2014	1,104,773	$11.11	2.84	$3,397,600

The aggregate intrinsic value disclosed in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.98 as of May 31, 2014 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the first nine months of fiscal 2014 was $327,200.

The Company granted 26,000 stock options under the 2006 Incentive Plan during the first nine months of fiscal 2014. The Company estimated the fair value of these stock options using the following weighted-average assumptions that resulted in the following weighted-average grant-date fair values:

Expected volatility	56%
Expected life (years)	5.0
Interest rate	1.1-2.1%
Weighted-average fair values	$6.53

On March 25, 2014, in connection with the acquisition of the net assets of Gum Technology discussed in Note 13, the Company entered into compensatory stock option agreements outside of the Company’s 2006 Incentive Plan with three key employees of Gum Technology. Pursuant to these agreements, the Company granted options to purchase an aggregate of 45,000 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on March 25, 2014. These options have a term of seven years and, subject to certain conditions, vest ratably over three years.

As of May 31, 2014, the Company had $0.7 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Awards

The following table summarizes the restricted stock award activity for the nine months ended May 31, 2014 as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at August 31, 2013	24,489	$7.35
Granted	173,060	12.64
Vested	(24,489)	7.35
Cancelled	—	—

Nonvested at May 31, 2014	173,060	$12.64

The grant-date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The Company recognizes compensation cost for restricted stock ratably over the vesting period. As of May 31, 2014, the Company had $2.0 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 1.5 years.

On January 1, 2014, each non-employee director received an award of 1,556 shares of restricted stock under the 2006 Incentive Plan at the closing stock price on December 31, 2013. The shares, totaling 15,560, vest one year from the grant date of the award.

In the third quarter of fiscal 2014, certain key employees of the Company received awards of restricted stock aggregating 157,500 shares under the 2006 Incentive Plan at the closing stock price on the date of the grant. These shares vest ratably over three years.

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Cost of sales	$4	$—	$4	$—
Operating expenses	320	290	835	1,102
Research and development expenses	2	—	2	—

Total stock-based compensation expense	$326	$290	$841	$1,102
Income tax benefit	125	110	323	419

Total stock-based compensation expense, net of tax	$201	$180	$518	$683

8—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs were as follows:

Defined Benefit Pension Plans	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Service cost	$237	$486	$1,113	$1,458
Interest cost	698	662	2,168	1,986
Expected return on plan assets	(873)	(717)	(2,499)	(2,151)
Amortization of prior service cost	58	60	174	180
Amortization of actuarial losses	45	483	307	1,449

Net periodic benefit cost	$165	$974	$1,263	$2,922

Post-retirement Health Care Plans	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Service cost	$28	$59	$84	$177
Interest cost	222	215	666	645
Amortization of prior service cost	(38)	(38)	(114)	(114)
Amortization of actuarial losses	—	67		201

Net periodic benefit cost	$212	$303	$636	$909

In early 2014, the Company amended its Penford Corporation Retirement Plan, which is a defined benefit pension plan for certain salaried and other employees (the “Retirement Plan”) to cease the further accrual of participant benefits. As a result of the amendment to the Retirement Plan, the Company performed a remeasurement of the Retirement Plan’s pension benefit liability and the net periodic benefit cost. The discount rate for the remeasurement of the pension liability decreased from 5.24% as of August 31, 2013 to 4.91%. There was no change in the expected return on assets. Pension net periodic benefit cost decreased $0.4 million in the third quarter of fiscal 2014 as a result of the curtailment. There have been no changes in the expected pension contributions for fiscal 2014.

The decrease in the pension benefit liability for the nine months ended May 31, 2014 was primarily due to contributions to the Company’s defined benefit pension plans of $1.8 million, return on plan assets of $3.4 million and the effect of the curtailment on the Retirement Plan’s benefit liability of $2.7 million, partially offset by actuarial losses of $0.9 million and net periodic benefit cost for the nine months ended May 31, 2014 of $1.3 million.

9—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of May 31, 2014 and August 31, 2013:

(In thousands)
As of May 31, 2014	Level 1	Level 2	Level 3	Total
Current assets (Other):
Commodity derivatives	$(2,899)	$—	$—	$(2,899)

(In thousands)
As of August 31, 2013	Level 1	Level 2	Level 3	Total
Current assets (Other):
Commodity derivatives	$512	$—	$—	$512

The following table reconciles the gross fair value of assets and liabilities subject to offsetting arrangements to the net amounts recorded in the Condensed Consolidated Balance Sheets as Other current assets.

(In thousands)	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheets	Net Amount of Assets (Liabilities)	Cash Collateral on Deposit with Counterparty	Net Fair Value as Recorded in Balance Sheets
As of May 31, 2014
Commodity derivatives	$303	$(3,202)	$(2,899)	$5,343	$2,444

As of August 31, 2013
Commodity derivatives	$997	$(485)	$512	$1,700	$2,212

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

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

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. In the first quarter of fiscal 2014, the Company discontinued hedge accounting for certain ethanol futures contracts as they were not effective at offsetting changes in the selling prices of ethanol. The changes in the fair value of these futures contracts were recorded directly to Cost of sales. In the second quarter of fiscal 2014, the Company identified and entered into different exchange-traded ethanol swap contracts, which were designated as cash flow hedges.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by market fluctuations, Penford may use exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. These futures contracts do not qualify for hedge accounting and the changes in fair value were recognized in current earnings as a component of Cost of sales.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred loss, net of tax, recorded in Accumulated other comprehensive loss at May 31, 2014 that is expected to be reclassified into income within 12 months is $0.9 million.

As of May 31, 2014, the Company had the following outstanding futures contracts:

Corn futures	4,775,000 Bushels
Ethanol futures	14,700,000 Gallons
Natural gas futures	40,000 mmbtu (millions of British thermal units)

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of May 31, 2014 and August 31, 2013:

	Assets			Liabilities
(In thousands)		Fair Value			Fair Value
	Balance Sheet Location	May 31, 2014	Aug 31, 2013	Balance Sheet Location	May 31, 2014	Aug 31, 2013
Derivatives designated as hedging instruments:
Cash flow hedges:
Corn futures	Other current assets	$—	$—	Other current assets	$788	$485
Ethanol futures	Other current assets	—	997	Other current assets	2,414	—
Fair value hedges:
Corn futures	Other current assets	300	—	Other current assets	—	—
Derivatives not designated as hedging instruments:
Natural gas futures	Other current assets	3	—	Other current assets	—	—

		$303	$997		$3,202	$485

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three- and nine-month periods ended May 31, 2014 and 2013:

(In thousands)	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended May 31,		3 Months Ended May 31,		3 Months Ended May 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Cash flow hedges:
Corn futures (1)	$760	$530	$1,744	$596	$(198)	$(474)
Ethanol futures (1)	(4,128)	(557)	(5,760)	(355)	(260)	—

	$(3,368)	$(27)	$(4,016)	$241	$(458)	$(474)

Fair value hedges:
Corn futures (1) (2)					$(21)	$143

Derivatives not designated as hedging instruments:
Natural gas futures (1)					$(854)	$294
Natural gas options (1)					—	(20)
Soybean meal futures (1)					5	—

					$(849)	$274

(1)	Gains and losses reported in Cost of sales
(2)	Hedged items are firm commitments and inventory

(In thousands)	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	9 Months Ended May 31,		9 Months Ended May 31,		9 Months Ended May 31,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Cash flow hedges:
Corn futures (1)	$81	$(43)	$(2,116)	$4,087	$(1,595)	$(589)
Ethanol futures (1)	(9,688)	429	(7,368)	(71)	(331)	(11)

	$(9,607)	$386	$(9,484)	$4,016	$(1,926)	$(600)

Fair value hedges:
Corn futures (1) (2)					$75	$127

Derivatives not designated as hedging instruments:
Natural gas futures (1)					$(634)	$(16)
Natural gas options (1)					—	(20)
Soybean meal futures (1)					11
Ethanol futures (1)					64	—

					$(559)	$(36)

(1)	Gains and losses reported in Cost of sales
(2)	Hedged items are firm commitments and inventory

10—SEGMENT REPORTING

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily paper and packaging products and fuel grade ethanol. The Food Ingredients segment produces specialty starches for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the condensed consolidated financial statements. Corporate and other represents the activities related to the corporate headquarters, such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Sales:
Industrial Ingredients:
Industrial Starch	$39,723	$44,572	$120,261	$132,610
Ethanol	27,952	28,111	72,966	69,710
By-Products	16,437	20,501	47,312	64,710

	84,112	93,184	240,539	267,030
Food Ingredients	35,317	28,535	94,247	82,793

	$119,429	$121,719	$334,786	$349,823

Income (loss) from operations:
Industrial Ingredients	$1,957	$565	$(72)	$1,500
Food Ingredients	6,025	6,206	18,349	17,097
Corporate and other	(3,057)	(2,496)	(8,801)	(7,772)

	$4,925	$4,275	$9,476	$10,825

(In thousands)	May 31, 2014	August 31, 2013
Total assets:
Industrial Ingredients	$136,020	$133,120
Food Ingredients	88,423	68,550
Corporate and other	12,185	22,948

	$236,628	$224,618

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

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013
Numerator:
Net income	$3,071	$2,058	$4,798	$4,956
Less: Allocation to participating securities	(16)	(4)	(14)	(15)

Net income applicable to common shares	$3,055	$2,054	$4,784	$4,941

Denominator:
Weighted average common shares outstanding, basic	12,532	12,395	12,502	12,349
Dilutive stock options and awards	343	275	345	199

Weighted average common shares outstanding, diluted	12,875	12,670	12,847	12,548

Weighted-average stock options to purchase 613,462 and 614,125 shares of common stock for the three and nine months ended May 31, 2014, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Weighted-average stock options to purchase 916,463 and 967,820 shares of common stock for the three and nine months ended May 31, 2013, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

12—LEGAL PROCEEDINGS AND CONTINGENCIES

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine if accruals are appropriate. The Company expenses legal costs as such costs are incurred.

Pet Product Patent Litigation

As reported in the Company’s most recent Annual Report on Form 10-K, in June 2011 the Company was notified that a complaint had been filed against a customer of a Company subsidiary, Penford Products Co. (“Penford Products”), in the United States District Court for the District of New Jersey. The complaint alleged that certain pet products supplied by Penford Products to the customer infringed upon a patent owned by T.F.H. Publications, Inc. (the “Plaintiff”). The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. Penford Products thereafter commenced a defense of the litigation on behalf of the customer. In April 2012, the Plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon two of the Plaintiff’s patents. In November 2013, the Plaintiff filed another amended complaint adding Penford Products as a defendant in the suit. The Plaintiff is seeking an injunction against infringement of its patents, as well as the recovery of certain damages.

The court held a claim construction hearing on August 7, 2013, and rendered an opinion dated April 30, 2014. The Company believes that the court’s opinion substantially supports its position that none of the products supplied by Penford Products infringes upon the patents in the suit. The Company is currently evaluating further steps in the litigation. The Company cannot at this time determine the likelihood of any outcome or estimate any damages that might be awarded.

NewPage Bankruptcy Preference Litigation

As reported in the Company’s most recent Annual Report on Form 10-K, in late August and early September 2013, two of the Company’s subsidiaries, Penford Products and Carolina Starches, LLC (“Carolina Starches”), were served with separate complaints filed by Pirinate Consulting Group, LLC, as Litigation Trustee (the “Trustee”) for the NP Creditor Litigation Trust, as successor in interest to the bankruptcy estate of NewPage Corporation, an industrial starch customer of each subsidiary, in the United States Bankruptcy Court for the District of Delaware.

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

13—ACQUISITION

On March 4, 2014, Penford Products Co. (“Purchaser”), a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Gum Technology, an Arizona close corporation, (“Gum Technology” or “Seller”), and Allen J Freed and Sheryl I. Freed, the owners of Seller. On March 25, 2014, the Company acquired substantially all of the assets of Seller and assumed certain liabilities for a purchase price of $9.9 million, subject to working capital and certain other adjustments.

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

The funding of the purchase price was provided by borrowings under the Company’s credit facility (the 2012 Agreement described in Note 4). In connection with the acquisition, $750,000 of the purchase price (“Holdback”), included in the $9.9 million total purchase price, has been retained by the Company as a fund to satisfy certain of the Seller’s post-closing obligations. The Holdback is payable to the Seller, net of amounts applied to satisfy the obligations of the Seller, in two installments at six and twelve months after the date of the acquisition. The Company incurred approximately $86,000 of acquisition costs, which were recorded as operating expenses in the Condensed Statements of Operations.

At May 31, 2014, the acquisition was reflected in the condensed consolidated financial statements as follows:

(In thousands)
Cash paid at closing	$9,086
Accrued liabilities:
Working capital adjustment	72
Holdback	750

Total purchase price	$9,908

The acquisition of the net assets of Gum Technology was accounted for as a business combination under the acquisition method. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values as of March 25, 2014, is presented below. As of the date of issuance of these financial statements, the Company has not completed its valuation analysis and calculations in sufficient detail necessary to finalize its estimates, which principally may impact the reported amounts of amortizable intangibles and goodwill. The final fair value determinations may be different than those reflected in the condensed consolidated financial statements at May 31, 2014.

Goodwill represents the amount by which the purchase price exceeds the fair value of the net assets acquired and has been allocated to the Food Ingredients segment. It is estimated that all of the goodwill associated with this acquisition is deductible for tax purposes. Pro forma results of operations have not been included as the pro forma revenues and earnings were not significant to the historical periods. Sales of $2.1 million related to the acquired Gum Technology business were included in the Food Ingredients results of operations for the three and nine months ended May 31, 2014. Due to the integration of Gum Technology into the Food Ingredients segment, it is not practicable to determine the net earnings of Gum Technology included in the Condensed Consolidated Statements of Operations since the acquisition.

(In thousands)
Working capital	$2,133
Non-competition agreement	490
Customer relationships	2,600
Trade name portfolio	2,700
Goodwill	1,934
Other assets	51

Total purchase price	$9,908

The Company entered into compensatory stock option agreements outside of the Company’s 2006 Incentive Plan with three key former employees of the Seller. Pursuant to these agreements, the Company granted options to purchase an aggregate of 45,000 shares of the Company’s common stock at an exercise price equal to the closing price as of the close of business on March 25, 2014. These options have a term of seven years and vest ratably over a three-year period. Stock-based compensation for these options recognized in operating income for the three months ended May 31, 2014 was not material.

The Company entered into a five-year non-competition agreement with Gum Technology and the former owners of Gum Technology. The fair value of the agreement is being amortized on a straight-line basis over the term of the agreement. Other intangible assets identified were customer relationships, which are being amortized on a straight-line basis over 13 years, and a trade name portfolio, which is an indefinite-lived asset. The trade name portfolio for gums products is well recognized, and the Company plans to use the portfolio of names indefinitely. The fair values of these intangible assets were calculated utilizing Level 3 inputs to discounted cash flow models.

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

In March 2014, the Company acquired substantially all of the net assets and operations of Gum Technology (“Seller”) for a purchase price of $9.9 million, subject to working capital and certain other adjustments. The funding of the purchase price was provided by borrowings under the Company’s credit facility. In connection with the acquisition, $750,000 of the purchase price has been retained by the Company as a fund to satisfy certain of the Seller’s post-closing obligations. The net assets, consisting primarily of intangible assets, and results of operations are included in the balance sheet and results of operations of the Company’s Food Ingredients segment. Gum Technology, based in Tucson, Arizona, distributes and blends gums and hydrocolloids, serving primarily the food and beverage industries in North America and Asia. Gum Technology specializes in developing and producing customized stabilizers to meet customers’ product formulation needs. This acquisition will broaden the Company’s food ingredients portfolio of functional and specialty ingredient systems within the Food Ingredients segment.

Results of Operations

Executive Overview

•	Consolidated sales decreased 1.9% to $119.4 million in the third quarter of fiscal 2014 from $121.7 million for the quarter ended May 31, 2013. Consolidated sales for the nine months ended May 31, 2014 decreased 4.3% to $334.8 million compared to consolidated sales of $349.8 million for the same period a year ago.

•	The decline in sales for the three and nine months ended May 31, 2014 was primarily due to lower average unit pricing in the Industrial Ingredients segment, partially offset by volume growth in the Food Ingredients segment. The decline in Industrial Ingredients pricing was due to the decrease in corn costs as discussed below.

•	Consolidated gross margin as a percent of sales for the third quarter of fiscal 2014 was 12.4% compared to 10.8% a year ago. Consolidated gross margin as a percent of sales for the first nine months of fiscal 2014 was 11.3% compared to 10.7% in the same period last year.

•	The Company amended one of its pension plans to eliminate benefit accruals. Pension expense for the third quarter of fiscal 2014 decreased by $0.4 million due to the amendment. See Note 8 to the Condensed Consolidated Financial Statements.

•	The Company recorded $1.0 million in non-operating income to reflect the forgiveness of a loan from an agency of the State of Iowa. See Note 4 to the Condensed Consolidated Financial Statements.

•	On March 25, 2014, the Company acquired the substantially all of the net assets of Gum Technology for a purchase price of $9.9 million, subject to working capital and certain other adjustments. The acquisition was funded by borrowings on the Company’s credit facility. See Note 13 to the Condensed Consolidated Financial Statements.

Industrial Ingredients

Third quarter fiscal 2014 sales at the Company’s Industrial Ingredients business unit decreased $9.1 million, or 9.7%, to $84.1 million from $93.2 million during the third quarter of fiscal 2013. This decrease was primarily due to:

•	Industrial starch sales in the three months ended May 31, 2014 of $39.7 million were down 10.9% compared to last year’s third quarter sales of $44.6 million. The decline in sales was primarily driven by lower unit pricing as the market price of corn continued to decrease causing a decline in the corn costs passed through to customers in revenue. Volume improved approximately 5.2%.

•	Ethanol sales of $28.0 million were comparable to the prior year third quarter. A 4.8% increase in average unit selling price per gallon was offset by a 4.5% decline in volume.

•	Sales of corn-based by-products declined 19.8% to $16.4 million from $20.5 million a year ago on a decrease in average unit selling prices.

Sales for the nine months ended May 31, 2014 at the Company’s Industrial Ingredients business unit decreased $26.5 million, or 9.9%, to $240.5 million from $267.0 million last year. This increase was primarily due to:

•	Industrial starch sales in the nine months ended May 31, 2014 of $120.3 million decreased $12.3 million from $132.6 million in the same period of fiscal 2013. The decline in sales was driven by lower average unit pricing caused by a decrease in the corn costs passed through to customers.

•	Ethanol sales increased $3.3 million, or 4.7%, to $73.0 million from $69.7 million on a 9.3% increase in volume, partially offset by a 3.8% decline in average unit selling price per gallon.

•	Sales of by-products declined 26.9% to $47.3 million from $64.7 million a year ago primarily due to a decrease in average unit selling prices. Selling prices of corn by-products declined 28.6% as the cost of corn decreased. Sales volume increased 2.4% from last year.

Industrial Ingredients’ operating income in the third quarter of fiscal 2014 of $2.0 million grew $1.4 million over the previous year’s third quarter primarily due to an improvement in gross margin. Gross margin increased $1.2 million to $5.3 million from $4.1 million the previous year. Margin improvement was due to favorable pricing and mix of $0.5 million and lower corn costs of $3.5 million, partially offset by higher energy costs of $2.2 million, higher maintenance and distribution costs of $0.4 million and an increase in other manufacturing costs of $0.2 million. Operating and research and development expenses decreased $0.2 million on lower benefit costs.

During the third quarter of fiscal year 2014, the Company changed its estimates for useful lives of certain machinery and equipment used by the Industrial Ingredients segment to better match depreciation expense of these assets with the periods in which these assets are expected to generate revenue. The new estimated useful lives were established based on manufacturing engineering data and external benchmark data and were generally increased as compared to the previous estimates. The Company accounted for this as a prospective change in accounting estimate as of May 1, 2014, thereby impacting the current quarter and future periods. The change in the estimate lowered depreciation expense as compared to the amount that would have been recorded using the historical estimated useful lives. The effect of this change on Industrial Ingredient’s third quarter 2014 operating income was $0.2 million. The Company expects, based on its current level of operations and investment in property, plant and equipment, that this change in the estimated useful lives of these assets will increase operating income in the fourth quarter of fiscal year 2014 by approximately $1.0 million, and, on an annualized basis, in the range of approximately $4.4 million to $4.6 million.

Industrial Ingredients’ loss from operations for the nine months ended May 31, 2014 was $0.1 million, a decline of $1.6 million from operating income of $1.5 million in the first nine months of fiscal 2013. Year-to-date fiscal 2014 gross margin of $10.1 million decreased $2.1 million from gross margin of $12.2 million a year ago. The effect of higher sales volume of $1.5 million was offset by lower average unit pricing of $1.9 million. Also contributing to the margin contraction were higher energy costs of $3.8 million, higher maintenance and distribution costs of $2.0 million and other manufacturing cost increases of $0.4 million, partially offset by lower corn costs of $4.5 million. Energy, maintenance and distribution cost increases were primarily due to harsh winter conditions in the second quarter of fiscal 2014. Operating expenses decreased $0.5 million due to lower employee costs.

Food Ingredients

Fiscal 2014 third quarter sales for the Food Ingredients segment of $35.3 million increased 23.8%, or $6.8 million, over the third quarter of fiscal 2013. The addition of Gum Technology revenue contributed $2.1 million to the sales increase. Sales of coating applications, which contributed 27% of segment revenue in the quarter, improved 2.5% on an increase in volume of 5.0%, partially offset by a decrease in average unit pricing of 2.4%. Sales of other applications, including sales to the pet treats, protein and dairy end markets, expanded 34%.

Year-to-date fiscal 2014 sales increased $11.5 million, or 13.8%, to $94.2 million from $82.8 million in the first nine months of fiscal 2013. The acquisition of Gum Technology added $2.1 million to 2014 year-to-date revenue growth. Excluding Gum Technology, sales improved 11.2% on sales volume growth. Sales of coating applications in the nine months ended May 31, 2014 were comparable to sales of coating applications for the same period last year. Sales of other end market applications, including sales to the pet treats and dairy end markets, expanded 16.7% on volume increases of 21.3% offset by lower unit pricing of 3.7%.

Operating income for the third quarter of fiscal 2014 at the Company’s Food Ingredients segment decreased 2.9% to $6.0 million from $6.2 million in the same period last year due to an increase in gross margin of $0.5 million offset by an increase in operating and research and development expenses of $0.7 million. Gross margin of $9.6 million improved due to an increase in volume of $2.1 million, partially offset by an increase in raw material and manufacturing costs of $1.6 million. Operating and research and development expenses increased due to the addition of Gum Technology employees, as well as additional lease costs for new office and research laboratories in Colorado.

Operating income for the first nine months of fiscal 2014 increased 7.3%, or $1.2 million, to $18.3 million from $17.1 million in the same period last year primarily due to an increase in gross margin of $2.4 million. Gross margin improved due to the effect of improved sales of $3.5 million, partially offset by higher raw material and other manufacturing costs of $1.1 million. Operating expenses increased $1.1 million due to the acquisition of Gum Technology, additional employee costs and higher lease costs for facilities in Colorado.

Corporate Operating Expenses

Corporate operating expenses for the three- and nine-month periods ended May 31, 2014 increased $0.6 million and $1.0 million, respectively, due to increases in professional and audit fees and higher employee costs.

Pension Expense

In early 2014, the Company amended its Penford Corporation Retirement Plan, which is a defined benefit pension plan for certain salaried and other employees (the “Retirement Plan”) to cease the further accrual of participant benefits. As a result of the amendment to the Retirement Plan, the Company performed a remeasurement of the Retirement Plan’s pension benefit liability and the net periodic benefit cost. The discount rate for the remeasurement of the pension liability decreased from 5.24% as of August 31, 2013 to 4.91%. There was no change in the expected return on assets. Pension net periodic benefit cost decreased $0.4 million in the third quarter of fiscal 2014 as a result of the curtailment and the Company expects an additional $0.4 million in pension cost savings in the fourth quarter of fiscal 2014. The Company cannot estimate the effect the curtailment will have on net periodic benefit cost beyond fiscal 2014.

Interest Expense

Interest expense for the third quarter of fiscal 2014 was comparable to the same period a year ago. Interest expense for the nine months ended May 31, 2014 decreased $0.5 million compared to the comparable period last year due to a decrease in the average debt outstanding.

Income Taxes

The Company’s effective tax rates for the three- and nine-month periods ended May 31, 2014 were 38.6% and 39.6%, respectively. The difference between the effective tax rates and the U.S. federal statutory rate was primarily due to state income taxes.

The tax valuation allowance at May 31, 2014 of $1.8 million was related primarily to the small ethanol producer tax credit carryforwards in the United States. Tax laws in the U.S. require that any net operating loss carryforwards be utilized before the Company can utilize the small ethanol producer tax credit carryforwards. Due to the expiration of the small ethanol producer tax credit carryforward period in 2014, the Company does not believe it has sufficient positive evidence to substantiate that the small ethanol producer tax credit carryforwards are realizable at a more-likely-than-not level of assurance.

In the second quarter of fiscal 2014, the Company liquidated its Australian subsidiaries and received approval from the Australian tax authorities for the liquidation. As of August 31, 2013, the Company had provided a tax valuation allowance of $10.9 million against the entire Australian net deferred tax asset. During the second quarter fiscal 2014, as a result of the liquidation, the previously recorded deferred tax asset and corresponding valuation allowance were reversed, resulting in no net effect on current or deferred income taxes.

At May 31, 2014, the Company had $1.8 million of net U. S. deferred tax assets. Other than for the ethanol tax credit carryforwards discussed above, a valuation allowance has not been provided on the net U.S. deferred tax assets as of May 31, 2014. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets, except for the small ethanol producer tax credit carryforwards, for which a valuation allowance has been provided.

Acquisition

As discussed in Note 13 to the Condensed Consolidated Financial Statements, on March 25, 2014, the Company acquired the net assets of Gum Technology for a purchase price of $9.9 million, subject to working capital and certain other adjustments. The Condensed Consolidated Financial Statements reflect the Gum Technology financial position at May 31, 2014 and the results of operations since acquisition in the Food Ingredients segment.

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

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on September 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Liquidity and Capital Resources

The Company’s primary sources of short- and long-term liquidity are cash flow from operations and its bank credit facility.

Operating Activities

Cash provided by operations was $11.3 million for the nine months ended May 31, 2014 compared with $14.6 million for the same period last year. The decrease in operating cash flow was due to an increase in working capital requirements.

Investing Activities

The increase in cash used in investing activities of $11.2 million was primarily due to the acquisition of Gum Technology in March 2014. See Note 13 to the Consolidated Condensed Financial Statements.

Financing Activities

Net cash provided from financing activities was $6.2 million for the nine months ended May 31, 2014, primarily from borrowings on the Company’s revolving credit facility used to acquire Gum Technology. As of May 31, 2014, the Company had $76.5 million outstanding on its $130 million secured revolving credit facility (as amended, the “2012 Agreement”) with a syndicate of banks. The lenders’ loan commitment may be increased under certain circumstances.

There are no scheduled principal payments prior to maturity of the credit facility on July 9, 2017. Interest rates under the 2012 Agreement are based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate, depending on the selection of available borrowing options under the 2012 Agreement. Pursuant to the 2012 Agreement the interest rate margin over LIBOR can range between 2% and 4%, depending upon the ratio of the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (defined in the 2012 Agreement as the “Total Leverage Ratio”).

The 2012 Agreement provides that the Total Leverage Ratio shall not exceed 4.25 on May 31, 2014, 3.50 on August 31, 2014 and 3.0 at the end of each quarter thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio, as defined in the 2012 Agreement of not less than 1.35. Annual capital expenditures will be restricted to $15 million ($17.5 million for fiscal 2014) if the Total Leverage Ratio is greater than 2.50 for the last two consecutive fiscal quarters. The Company’s obligations under the 2012 Agreement are secured by substantially all of the Company’s assets.

Pursuant to the 2012 Agreement the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow, as defined in the 2012 Agreement. As of May 31, 2014, the Company was not permitted to pay dividends.

Contractual Obligations

The Company is a party to various debt and lease agreements at May 31, 2014 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2013 except as described below.

In the third quarter of fiscal 2014, the Company entered into new leases for additional office space and research laboratories. The future minimum lease payments for new noncancelable operating leases are as follows:

(In thousands)
2014	$170
2015-2016	1,396
2017-2018	1,342
2019 & thereafter	4,098

$7,006

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at May 31, 2014.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. See the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for a description of critical accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected. See Note 2 to the Condensed Consolidated Financial Statements for the change in estimate in the third quarter of fiscal 2014.

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

Management of the Company, with the participation and supervision of its Certifying Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation as of May 31, 2014, management has concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

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

Under the supervision and with the participation of management, including the certifying officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on the evaluation performed, management identified the following material weaknesses in its internal control over financial reporting as of May 31, 2014. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above described material weaknesses in internal control over financial reporting, management concluded that its internal control over financial reporting was not effective as of May 31, 2014.

(c) Management’s Plans for Remediation of the Material Weaknesses

Management has begun or plans to take the following actions to remediate the material weaknesses:

1.	Material Weakness Identified Relating to Resources Necessary for Effective Internal Control Over Financial Reporting – The Company plans to improve its monitoring and implementation of internal controls over financial reporting to improve the overall effectiveness of its risk assessment process, design of controls, and evidence obtained to support the effectiveness of controls. The Company has retained, what it believes to be, the necessary resources to sufficiently promote effective internal control over financial reporting throughout the organization.

2.	Material Weakness Identified Relating to Inventory—The Company plans to improve the design of the controls over the accuracy of prices used to value ending inventory and over the accuracy of inventory reconciliations for third party locations. The Company has retained, what it believes to be, the additional resources that will be required to enhance the design and operating effectiveness of internal control over financial reporting relating to inventory.

As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

(d) Remediation of Previously Disclosed Material Weakness

In its Annual Report on Form 10-K for the fiscal year ended August 31, 2013, the Company identified a material weakness in internal control over financial reporting relating to valuation of long-lived assets in connection with its impairment analysis. Management’s review of long-lived asset impairments had not been designed to operate at an appropriate level of precision to evaluate assets for impairment when events or changes in circumstances indicated that the carrying value of an asset may not be recoverable. Additionally, the documentation of the Company’s analysis had not included sufficient supporting evidence to enable a reviewer to perform an effective timely review of the subjective assumptions inherent in this type of assessment. As a result, there was at least a reasonable possibility that a material misstatement could occur in the interim and annual financial statements and not be detected because of the ineffective design of this control.

To remediate this material weakness in the Company’s internal control over financial reporting relating to valuation of long-lived assets, the Company implemented additional quarterly procedures to identify events or changes in circumstances that may indicate that the carrying value of an asset may not be recoverable. Additionally, the Company expanded its review control and related documentation of its analysis to include sufficient supporting evidence to enable a reviewer to perform an effective timely review of the subjective assumptions inherent in this type of assessment.

The Company has completed the documentation and testing of the design and effectiveness of the corrective actions described above and, as of May 31, 2014, has concluded that the previously disclosed material weakness related to valuation of long-lived assets has been remediated as of May 31, 2014.

(e) Changes in Internal Controls over Financial Reporting

Other than the remediation of the previously reported material weakness relating to valuation of long-lived assets noted above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6: Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three months ended May 31, 2014, filed on July 8, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

July 8, 2014	/s/ Steven O. Cordier
Steven O. Cordier Senior Vice President and Chief Financial Officer