Form 10-K/A
period 2014-08-31
PENFORD CORP
filed 2014-12-19
CIK 739608

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of February 28, 2014, the last business day of the Registrant’s second quarter of fiscal year 2014, was approximately $160.1 million based upon the last sale price reported for such date on The NASDAQ Global Market. For purposes of making this calculation, Registrant has assumed that all the outstanding shares were held by non-affiliates, except for shares held by Registrant’s directors and officers and by each person who owns 10% or more of the outstanding Common Stock. However, this does not necessarily mean that there are not other persons who may be deemed to be affiliates of the Registrant.

The number of shares of the Registrant’s Common Stock outstanding as of December 17, 2014 was 12,788,527.

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

Penford Corporation (also referred to as “Penford” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended August 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014 to provide the information required by Part III of Form 10-K because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of its fiscal year ended August 31, 2014. Part IV of the Annual Report on Form 10-K for the fiscal year ended August 31, 2014 is being amended solely to add certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 30 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company’s original Annual Report on Form 10-K for the year ended August 31, 2014, filed with the SEC on November 13, 2014.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Name	Age	Title
Thomas D. Malkoski	58	President and Chief Executive Officer
Steven O. Cordier	58	Senior Vice President, Chief Financial Officer and Assistant Secretary
Michael J. Friesema	57	Vice President – Corporate Development
Timothy M. Kortemeyer	48	Vice President; President, Industrial Ingredients
Christopher L. Lawlor	64	Vice President – Human Resources, General Counsel and Secretary
John R. Randall	70	Vice President; President, Food Ingredients

Mr. Malkoski joined Penford Corporation as Chief Executive Officer and was appointed to the Board of Directors of the Company in January 2002. He was named President of Penford Corporation in January 2003. From 1997 to 2001, he served as President and Chief Executive Officer of Griffith Laboratories, North America, a formulator, manufacturer and marketer of ingredient systems to the food industry. Previously, he served in various senior management positions, including as Vice President/Managing Director of the Asia Pacific and South Pacific regions for Chiquita Brands International, an international marketer and distributor of bananas and other fresh produce. Mr. Malkoski began his career at the Procter and Gamble Company, a marketer of consumer brands, progressing through major product category management responsibilities. Mr. Malkoski holds a Masters of Business Administration degree from the University of Michigan.

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

Mr. Lawlor joined Penford in April 2005 as Vice President – Human Resources, General Counsel and Secretary. From 2002 to April 2005, Mr. Lawlor served as Vice President – Human Resources for Sensient Technologies Corporation, a manufacturer of specialty products for the food, beverage, pharmaceutical and technology industries. From 2000 to 2002, he was Assistant General Counsel for Sensient. Mr. Lawlor was Vice President – Administration, General Counsel and Secretary for Kelley Company, Inc., a manufacturer of material handling and safety equipment from 1997 to 2000. Prior to joining Kelley Company, Mr. Lawlor was Assistant General Counsel for Fort Howard Corporation and in private law practice.

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

No family relationship exists among any of the directors or executive officers.

Directors

The Board of Directors of the Company (the “Board of Directors” or the “Board”) consists of 11 members and is divided into three classes. Directors in each class are generally elected for a three-year term.

Term to Expire in 2015

•	R. Randolph Devening, 72, was appointed to the Board of Directors in August 2003. Until his retirement in 2001, Mr. Devening served for seven years as President and Chief Executive Officer of Foodbrands America, Inc., a company that produces, markets and distributes branded and processed food products for the food service and retail markets. He also served as Chairman of the board of directors for that company from 1994 to 1997. Prior to that, he served as Vice Chairman, Chief Financial Officer and Director from 1993 to 1994, and Executive Vice President, Chief Financial Officer and Director from 1989 to 1993 for Fleming Companies, Inc., a wholesale food distributor. Mr. Devening holds an undergraduate degree in International Relations from Stanford University and an MBA in Finance and Marketing from Harvard University Graduate School of Business. Mr. Devening also serves as an advisor to Hall Capital Partners. Mr. Devening previously served as a director of 7-Eleven, Inc., Fleming Companies, Inc., Hussman International Inc., PSC Inc. and BancTec, Inc.

The Company believes that Mr. Devening’s qualifications to serve on the Board include his experience and accomplishments as the Chairman and Chief Executive Officer of a major food products company, his service as Chief Financial Officer of a major food distributor, his strategic planning and investment experience gained from his work as an advisor and on the boards of other companies, and his knowledge of the Company gained from long service as a director and member of key Board committees.

•	Paul H. Hatfield, 78, has served as a director of the Company since October 1994 and as Chairman of the Board since January 2003. Mr. Hatfield has been Principal of the Hatfield Capital Group, a private investment company, since 1997. He served as Chairman, President and Chief Executive Officer of Petrolite Corporation until July 1997. Previously, he worked for Ralston Purina Company from 1959 until his retirement in 1995. He served as a Vice President of Ralston as well as the President and Chief Executive officer of Protein Technologies International, Inc., then a wholly-owned subsidiary of Ralston. He is also a director of Maritz Inc. Mr. Hatfield also previously served as a director of Solutia Inc. and Bunge Ltd.

The Company believes that Mr. Hatfield’s qualifications to serve on the Board include his wide ranging experience and accomplishments with companies operating in industries similar to that of the Company, including service as Chairman and Chief Executive Officer of two other companies, his knowledge of and long experience with commodity, agricultural and related markets in which the Company operates, his strategic planning and investment skills and experience, and his knowledge of the Company gained from long service as a Company director and its Chairman.

•

Edward F. Ryan, 57, joined the Board of Directors on March 4, 2010. Since 1998, Mr. Ryan has served as President of Entrepreneurial Financial Resources, Inc. (“EFR”), a private equity firm that manages a portfolio of companies, and he currently serves as Chairman of several companies owned by EFR. Mr.

Ryan previously held a variety of positions at Code 3/Public Safety Equipment Inc., a supplier of lighting and sound based warning products, which he purchased in 1986 and continued to manage until its sale in 1998. Mr. Ryan also served as a director of K2 Inc. until it was acquired in 2007.

The Company believes that Mr. Ryan’s qualifications to serve on the Board include his experience and accomplishments as the owner of multiple successful companies operating in a variety of industries, his general management, finance and entrepreneurial skills, and his experience with and service on the boards of several other public and private companies, including two other public company boards.

•	Matthew M. Zell, 48, was first elected to the Board of Directors on April 9, 2010. He currently teaches physics at Riverside Brookfield High School in Riverside, Illinois. He is a former Senior Managing Director of the Equity Group Investments division of Chai Trust Company, L.L.C. Mr. Zell previously served on the boards of Anixter International Inc., Homex Development Corp. and GP Strategies Corporation, and was formerly the Chief Executive Officer of Prometheus Technologies, Inc.

The Company believes that Mr. Zell’s qualifications to serve on the Board include his substantial and varied management and leadership experience gained with various businesses, including his experience as a Chief Executive Officer, his entrepreneurial skills and experience, as well as his service on the boards of other publicly held companies.

Term to Expire in 2016

•	Jeffrey T. Cook, 58, is the Chief Financial Officer of the Port Blakely Companies, a privately held forestry company based in the Pacific Northwest, with operations in Washington, Oregon and New Zealand. From 2011 to mid-2013, Mr. Cook was a Principal and Managing Director of Heartland LLC, a privately held real estate advisory and investment firm based in Seattle, Washington. From 2003 to 2011, Mr. Cook was President and Chief Operating Officer of Stellar Holdings, Inc., a Seattle, Washington based private real estate operating company with operations in Sweden and Poland. Mr. Cook has been a member of the Board of Directors since 1998. He previously served Penford Corporation as President from January 2002 to January 2003, President and Chief Executive Officer from September 1998 to January 2002, Vice President, Finance and Chief Financial Officer from 1991 to August 1998, and was the Corporate Treasurer prior to that time. He joined the Company in 1983. He is a graduate of Stanford University with a B.A. in Economics.

The Company believes that Mr. Cook’s qualifications to serve on the Board include the knowledge gained from his long prior service with the Company, including his service as the Company’s Chief Executive Officer and in key financial roles, his familiarity with and knowledge of the Company’s operations, markets and customers, and his wide ranging experience as a senior executive and board member with other companies.

•	Thomas D. Malkoski is the Chief Executive Officer and his biographical information is included above under “Executive Officers.”

The Company believes that Mr. Malkoski’s qualifications to serve on the Board include his service and accomplishments as the Company’s President and Chief Executive Officer and as a director for over 12 years, his leadership and management abilities, his familiarity with the markets in which the Company operates, and his experience in industries in which the Company seeks to grow including his significant food industry marketing experience.

•

Sally G. Narodick, 69, has served as a member of the Board of Directors since August 1993. Ms. Narodick was an educational technology and e-learning consultant until she retired in March 2004. From 1998 to 2000, she served as Chief Executive Officer of Apex Online Learning, an Internet educational software company. Previously, Ms. Narodick served as an education technology consultant, both independently and for the Consumer Division of IBM from 1996 to 1998. From 1989 to 1996, Ms. Narodick served as Chair and Chief Executive Officer of Edmark Corporation, an educational software company that was sold to IBM in 1996. A graduate of Boston University, Ms. Narodick earned an M.A.

in Teaching from Columbia Teachers College and an M.B.A. from New York University. She also serves as a director of Cray, Inc. Ms. Narodick previously served as a director of Sum Total Systems, Inc., Puget Energy, Inc. and Solutia Inc.

The Company believes that Ms. Narodick’s qualifications to serve on the Board include her experience and accomplishments as a Chief Executive Officer and leader with several major organizations, her experience as a director with other large public companies and service in key committee roles with them, and her experience and success as an entrepreneur, as well as her detailed knowledge of the Company gained from long service as a director and Chair of the Executive Compensation and Development Committee.

Term to Expire in 2017

•	Evan Behrens, 45, was elected a director of the Company on August 28, 2013. Since 2008, Mr. Behrens has been affiliated with SEACOR Holdings Inc., a global provider of equipment and services supporting offshore oil and gas and marine transportation industries, and he has been its Senior Vice President of Business Development since 2009. Since April 2012, he has been Chairman of the board of Trailer Bridge Inc., a Jones Act container company. Mr. Behrens also is an officer and director of numerous SEACOR entities. From 2006 through 2007, he was a Portfolio Manager and Partner at Level Global Investors, a New York-based hedge fund. From 2004 through 2006, Mr. Behrens was the CEO and Portfolio Manager of B Capital Advisors, an investment partnership. Mr. Behrens has a B.A. degree from the University of Chicago.

The Company believes that Mr. Behrens’ qualifications to serve on the Board include the extensive experience that he has gained through his key roles with several other significant businesses, including his experience as a board Chairman, as well as his demonstrated management, financial and business development skills and acumen.

•	William E. Buchholz, 72, joined Penford Corporation’s Board of Directors in January 2003. He has been a business consultant and private investor since 2002. From 2001 to 2002, Mr. Buchholz served as Senior Vice President of Finance and Administration, Chief Financial Officer, and Secretary at MessageMedia, a Colorado-based email messaging service and software company. Mr. Buchholz was Senior Vice President and Chief Financial Officer of Nalco Chemical Company, a specialty chemicals company, with responsibilities for all finance functions including audit, tax, financial systems, U.S. and international treasury, and investor relations from 1992 to 1999. Prior to that, he served as Vice President and Chief Financial Officer of Cincinnati Milacron, an industrial equipment supplier. Mr. Buchholz is a certified public accountant and holds an M.B.A., Finance and a B.A., Accounting, both from Michigan State University.

The Company believes that Mr. Buchholz’s qualifications to serve on the Board include his extensive background and accomplishments in finance, tax, administration and audit, his experience as a chief financial officer for three public companies, his work as a consultant and adviser in various industries, his knowledge of the Company gained from long period of service as a Company director and Audit Committee Chair, as well as his qualifications as a Certified Public Accountant.

•	John C. Hunter III, 67, has served as a director of the Company since October 1998. From 1999 until his retirement in 2004, Mr. Hunter was the Chairman, President and Chief Executive Officer of Solutia, Inc., an international producer of high-performance, chemical-based materials used to make consumer, household, automotive and industrial products. On December 17, 2003, Solutia, Inc. and its domestic subsidiaries filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York in order to reorganize its business and to obtain relief from certain legacy liabilities which accrued under prior ownership and management. Mr. Hunter also served as President and Chief Operating Officer of Solutia, Inc. from 1997 to 1999. From 1992 to 1997, Mr. Hunter served as the President of Fibers for Monsanto Company. He graduated from the Georgia Institute of Technology with a B.S. in Chemical Engineering and holds an M.B.A. from the University of Houston. Mr. Hunter also serves as a board member of Energizer Holdings, Inc. and KMG Chemicals, Inc.

The Company believes that Mr. Hunter’s qualifications to serve on the Board include his accomplishments at the highest levels of management of a multinational chemicals company, including as Chairman and Chief Executive Officer, his more than 40 years of experience and leadership in a wide variety of positions in the chemicals industry, his experience on the boards of several other publicly held companies, and his knowledge of the Company gained from long service as a director and Governance Committee Chair.

•	James E. Warjone, 71, has served as a director of the Company since January 2001. Mr. Warjone is Chairman of Port Blakely Companies, a private company that owns and operates commercial forests in Washington, Oregon and New Zealand, operates an international log and lumber trading company, and also develops real estate in Washington State. Mr. Warjone has been with Port Blakely Companies since 1978. He earned his B.S. in economics from Claremont Men’s College. Mr. Warjone also serves as a board member of The Joshua Green Corporation and Uwajimaya Inc. He is a past president of the Greater Seattle Chamber of Commerce and the Washington Roundtable.

The Company believes that Mr. Warjone’s qualifications to serve on the Board include his experience and accomplishments as the Chairman of an international company operating in various industries, the experience and skills acquired through extensive service with other companies and organizations, and his knowledge of the Company gained from long service as a director and member of key Board committees.

Audit Committee

The Audit Committee, which met nine times during fiscal year 2014, is comprised of William E. Buchholz (Chair), Evan Behrens, John C. Hunter III, Edward F. Ryan and James E. Warjone. The committee selects the Company’s independent registered public accounting firm; reviews the proposed scope of the independent audit; reviews the annual financial statements and the report of the independent registered public accounting firm; reviews the independent registered public accounting firm’s recommendations relating to accounting, internal controls and other matters; reviews internal controls and accounting policies with management; and approves policies relating to risk management matters. Based upon a review conducted by the Company’s Governance Committee, the Board of Directors has determined that each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, the Board has determined that Mr. Buchholz is an “audit committee financial expert” as defined by the Securities and Exchange Commission rules. The Audit Committee charter is available on the Company’s Investor Center website at www.penford.com/investorcenter, under the “Corporate Governance” tab.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer and Chief Financial Officer. This Code embodies the commitment of the Company and its subsidiaries to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. The Code is available on the Company’s Internet site at www.penx.com under the Investor Center section.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The federal securities laws require the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

Based solely on its review of copies of such reports received by it and written representations from certain persons that no other reports were required for those persons, the Company believes that all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with for the fiscal year ended August 31, 2014.

Item 11.	Executive Compensation.

REPORT OF THE EXECUTIVE COMPENSATION AND DEVELOPMENT COMMITTEE

In connection with the exercise of its duties, the Executive Compensation and Development Committee has reviewed and discussed the “Compensation Discussion and Analysis” set forth below with management. Based upon that review and those discussions, the Executive Compensation and Development Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report to Shareholders on Form 10-K/A.

Sally G. Narodick, Chair

R. Randolph Devening

Edward F. Ryan

James E. Warjone

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Executive Compensation and Development Committee (the “Committee”) is a Board of Directors committee comprised of four independent directors. The Committee is broadly charged by the Board of Directors to establish compensation and incentive programs for executive officers. Issues pertaining to executive officer compensation are decided by the Committee and reported to the full Board of Directors, except that with regard to the compensation of the Chief Executive Officer, the Committee reviews and recommends appropriate compensation to the full Board for approval.

The discussion below explains: (1) the philosophy and objectives of the Company’s compensation programs for executive officers, (2) each of the major elements comprising these compensation programs, and (3) the rationale for and process used to determine the amounts of each of these elements.

The Committee carefully considers feedback from shareholders regarding the Company’s executive officer compensation, including the results of the shareholders’ annual advisory vote on executive officer compensation.

2014 “Say on Pay” Advisory Vote on Executive Compensation

At the Company’s 2014 Annual Meeting of Shareholders, approximately 95% of the votes cast on the advisory vote on executive officer compensation were cast in favor of the compensation of the Company’s named executive officers (not including abstentions and broker non-votes). The Board of Directors previously announced its intention to hold future advisory votes on the compensation of the Company’s named executive officers every year.

Compensation Philosophy and Objectives

The Committee believes that executive officer compensation should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executive officers critical to its long-term success.

The objectives of the executive officer compensation program include:

•	Competitive Compensation. The Company needs to hire, retain and motivate executive officers with the requisite skills and experience to develop, expand and execute upon the Company’s business initiatives, as this is essential to the Company’s success in providing value to shareholders.

•	Performance-Based Compensation. Variable compensation tied to Company and individual performance should represent a significant portion of total compensation for the Company’s executive officers.

•	Reward Both Company Performance and Individual Achievement. In determining annual incentive and long-term equity-based incentive awards, the Company considers both Company performance and individual achievement. Merit increases to base salaries are weighted towards recognition of individual performance and achievement.

•	Long Term Incentive. The Company believes that long term equity-based incentives are a valuable tool to align the interests of executive officers and other senior managers with those of shareholders.

Committee Practices

The Committee establishes total annual compensation for the Chief Executive Officer (subject to full Board approval) and other executive officers after reviewing each component of the executive officer’s compensation and applying the best business judgment of the Committee.

Compensation surveys may be used by the Committee for comparison with compensation levels and practices for persons holding comparable responsible positions at a peer group of publicly traded companies as identified below (the “Peer Group”) and a broader group of companies in general industry.

As has been noted in the past and still remains the case, the Committee is not aware of any companies that are truly comparable to the Company. The Committee believes that the Company’s business as a manufacturer and marketer of specialty value-added food and industrial ingredients, including advanced bio-chemicals and fuel ethanol, is not directly comparable to that of any other publicly traded company. The Committee has noted that the Company operates in complex market segments that involve larger and better resourced competitors and which require high levels of management and technical skills.

The Committee has also noted that the companies used in surveys may differ significantly from the Company with respect to size, products and markets. Because of the inherent limitations of survey data, the Committee does not mechanically apply such data, but it weighs the survey information with other Company and individual performance related factors. A significant part of this review with respect to executive officers other than the Chief Executive Officer is a discussion with the Chief Executive Officer of his recommendations and input regarding compensation for other executive officers.

Each year the Committee reviews the Company’s material compensation policies and practices applicable to its employees, including its executive officers. The Committee concluded this year that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Consultant

Depending on the Committee’s determination of the need for market data, the Committee has in past years engaged independent compensation consultant Towers Watson to prepare these studies. These studies have provided the Committee with relevant market data, trends and alternatives to consider when making compensation decisions. The Committee has used the study information to ensure that executive officer compensation plans remain competitive and that the Committee understands the plans in relation to market levels.

When Towers Watson has been engaged, it has been engaged by the Committee. Towers Watson has not been engaged by management in any capacity during fiscal year 2014. The Committee has determined that Towers Watson has not performed other work for the Company that has raised any conflict of interest.

In July 2013, the Committee retained Towers Watson to perform a study and make recommendations concerning the Company’s Long-Term Incentive Plan. In September 2014, the Committee retained Towers Watson to perform a general review of the Company’s executive officer compensation. That review was completed and a study was presented to and reviewed by the Committee in October 2014.

Peer Group

As noted above, the Committee compares total compensation and its components for executive officers of the Company against executive officers of the Peer Group. Towers Watson conducted a review of the Peer Group in September 2012 and made suggested adjustments for the Committee’s review and approval. Thereafter, based upon the recommendations of Towers Watson and management, the Committee determined that the Peer Group would consist of the following 13 companies:

American Vanguard Corp.	Landec Corp.
Balchem Corp.	Minerals Technologies Inc.
Boulder Brands, Inc.	Omega Protein Corp.
Calgon Carbon Corp.	OMNOVA Solutions Inc.
Chase Corp.	Quaker Chemical Corp.
Innophos Holdings, Inc.	Sensient Technologies Corp.
Innospec Inc.

Towers Watson evaluated compensation at these Peer Group companies in connection with the executive officer compensation review for the Committee that was presented in October 2014.

Compensation Program Elements

The Committee’s policy is that the compensation package for executive officers shall consist of three components:

•	annual base salary;

•	the potential to earn annual incentive bonuses; and

•	long-term incentives, including stock option or other equity based awards designed to align management’s interests with those of shareholders.

Base Salary

Base salaries for executive officers are reviewed on an annual basis and at the time of promotion or other increase in responsibilities. In addition to salary data from the Peer Group and other sources, the Committee considers the following factors in arriving at or adjusting each executive officer’s base salary: (1) each executive officer’s scope of responsibilities; (2) each executive officer’s qualifications, skills and experience; (3) individual job performance, including the executive officer’s impact on the Company’s current financial results and his or her contributions to building longer-term shareholder value, and (4) with respect to executive officers other than the Chief Executive Officer, the recommendation of the Chief Executive Officer. During the past several years, salary adjustments, if any, for the Company’s Chief Executive Officer and other executive officers have been effective as of the beginning of the calendar year following the Committee’s annual review in the fall of each year.

Base salaries for the Company’s executive officers were not changed for about four years, from calendar year 2008 through the beginning of calendar year 2012. The Committee and the Board of Directors froze executive officer salaries during this period as a cost savings measure in light of difficult economic conditions and challenges facing the Company during that period. The Committee and the Board approved market and performance-based executive officer salary adjustments for the named executive officers for calendar years 2012 and 2013. The Committee and the Board approved additional market and performance-based adjustments for calendar year 2014 ranging from approximately 3% to 5% for the named executive officers. The calendar year 2014 base salaries for named executive officers are: Mr. Malkoski, $625,000; Mr. Cordier, $385,000; Mr. Kortemeyer, $300,000; Mr. Randall, $300,000; and Mr. Lawlor, $285,000.

Annual Incentive Bonus Compensation

The Committee awards or, for the CEO, recommends to the full Board, performance-based bonus compensation in order to reward individual and Company performance. In October 2014, the Committee evaluated whether incentive bonuses should be awarded to, or recommended for, executive officers in light of their individual achievements and the Company’s full year fiscal 2014 performance. The Committee’s decisions and recommendations to the Board regarding bonuses to be paid to executive officers were ultimately subjective; however, the Committee gave substantial weight to the Company’s quantitative performance for the fiscal year with respect to earnings per share, return on invested capital, earnings before interest and taxes, product volumes, gross margins, and food ingredients and bio-products revenue growth.

In addition, in determining whether to pay or recommend bonuses for each executive officer for fiscal year 2014, the Committee considered (1) the scope of the executive officer’s responsibilities within the Company; (2) the experience of the executive officer within the industry and at the Company; (3) performance of the executive officer and his contribution to the Company; (4) the Company’s financial and operating performance for the fiscal year; (5) the level of the executive officer’s compensation in past years; (6) the executive officer’s historical target annual incentive bonus amount; (7) the compensation needed to motivate and retain the executive officer; (8) the recommendations of the Chief Executive Officer (and the recommendation of the Chairman of the Board with respect to the Chief Executive Officer); and (9) general industry and market conditions and their impact upon the ability of the Company to achieve its goals.

Please see “Committee Decisions” beginning on page 10 for further description of amounts paid pursuant to the annual incentive bonus program for fiscal year 2014.

The Company’s Fiscal Year 2014 Performance

In making its evaluation of incentive compensation for fiscal year 2014, the Committee again, as occurred in past years, took into account the leadership and management of the Company during a period of general economic and industry challenges. The Committee also noted the continuing steps taken by management to implement strategic projects that have strengthened and transformed the Company during this period.

The Committee particularly noted the following improvements and other developments during the fiscal year:

For the Company as a whole—

•	Earnings per share in fiscal year 2014 almost doubled to 60 cents per share from 32 cents per share last year.

•	Annual net income was $7.75 million, compared with $4 million for the preceding fiscal year.

•	Consolidated earnings before interest, taxes, depreciation and amortization* (EBITDA) increased by 22.2% over the preceding fiscal year.

•	The Company secured new $170 million credit facilities on favorable terms, providing a platform for further growth.

•	Gum Technology, an Arizona close corporation, was acquired and integration of that company’s operations with the Food Ingredients Division was substantially completed.

For the Food Ingredients Division—

•	Revenue increased to a record $126.6 million, up approximately 14% over the prior fiscal year.

•	EBITDA* increased 5% over the preceding fiscal year to $26.6 million.

•	Gross margin increased 9.4% over last year.

For the Industrial Ingredients Division—

•	Revenue from the division’s bio-products business increased by approximately 11% over the preceding fiscal.

•	Gross margin improved by 56% over fiscal year 2013.

•	EBITDA* for fiscal year 2014 was approximately $12.8 million, a 66.3% increase over last year.

*	See “Reconciliation of non-GAAP EBITDA to GAAP Operating Income” at the end of this Item 11.

Committee Decisions

After the completion of the evaluation noted above, the Committee approved the award of annual incentive bonuses to the Company’s named executive officers in the following amounts: Mr. Malkoski, $475,000; Mr. Cordier, $205,000; Mr. Kortemeyer, $120,000; Mr. Randall, $135,000; and Mr. Lawlor, $135,000.

In October 2014 the Committee decided that for fiscal year 2015, it would change its practice from preceding years by adopting an annual incentive bonus program for executive officers that is tied solely to the achievement of certain quantitative measures of Company performance, including earnings per share, return on invested capital, earnings before income and taxes, product volumes, gross margins, and food ingredients and bio-products revenue growth. In order to motivate executive officers under this approach, the Committee approved target bonus percentages of base salary for each of the named executive officers that were at the same percentage levels as for fiscal year 2014. Target bonus amounts for fiscal year 2015, payable in cash, are expressed as a percentage of base salary below:

Chief Executive Officer	100%

Chief Financial Officer	75%

Other Executive Officers	60%

The Committee also approved a change in the annual incentive compensation program for fiscal year 2015 to provide for the payment of pro-rated bonuses under this program in the event that a change in control of the Company occurs during fiscal year 2015.

Long-Term Incentives

The Company’s 2006 Long-Term Incentive Plan, as amended (the “LTIP”) is administered by the Committee, which determines to whom stock option, restricted stock, performance cash or other LTIP awards are to be granted. Awards under the LTIP typically reward service and performance over a longer period of time than other methods of compensation and focus on the Company’s long-term strategic goals. The Committee has not adopted specific targets for long term incentive compensation. With regard to equity-based LTIP awards, the Committee determines the number of shares subject to each grant, the vesting schedule and exercise price. The LTIP provides that all stock options to executive officers and others must be granted at no less than 100% of fair market value on the date of the grant.

In January 2012, after the shareholders approved an amendment to the LTIP increasing the number of shares available, the Committee approved awards of non-qualified time-based stock options, each with a three year vesting period, to the Chief Executive Officer and other named executive officers. At that time, the Committee noted that the awards were intended to apply to performance for both fiscal years 2011 and 2012, and that, absent unexpected or special circumstances, the Committee did not intend to consider further grants to management under the LTIP until the time the Committee evaluated fiscal year 2013 performance in connection with such awards. Subsequently, in April 2014, the Committee approved awards of time-based restricted stock with a three year ratable vesting period commencing on the first anniversary of the grant to each of the named executive officers. See the “Fiscal Year 2014 Grants of Plan-Based Awards Table” below for details concerning these awards. The Committee determined the number of shares for the restricted stock awards after review of the above-noted Towers Watson study concerning the LTIP.

The Committee continues to believe that equity-based awards help to align the financial interests of management with those of the Company’s shareholders since the ultimate value of equity-based awards is tied to the value of the Company’s stock and these awards provide executive officers with a further equity stake in the Company. The Committee will continue to consider the Company’s financial performance, each executive officer’s level of responsibilities, the need to retain executive officer talent, the long-term incentive compensation practices for similar positions at Peer Group and other comparable companies, and the advice of the Committee’s consultant in determining equity-based awards. In addition, prior to making an equity-based LTIP grant, the Committee will continue to consider the Company’s share price, the volatility of the share price, and potential dilution. Options and restricted stock awarded to executive officers under the LTIP have generally vested ratably over three or four years.

The Company’s Board of Directors has approved the adoption of Common Stock Ownership and Retention Guidelines for Directors and Corporate Officers which provides stock ownership guidelines for officers, including each of the named executive officers, and generally prohibits pledging and hedging of the Company’s stock by executive officers.

Employment Related Agreements

Except with respect to the change in control agreements described in more detail in this section, the Company does not have employment agreements that provide for continued employment for any period of time or which guarantee severance benefits upon termination.

The Company has change in control agreements with each of its executive officers that provide for continuity of management in the event of a change in control of the Company. Pursuant to each agreement, the Company agrees to provide certain payments and benefits to the participants if they are terminated within 24 months after a “Change in Control,” as defined in the agreements. Participants will not be considered “terminated” for purposes of these agreements if they die, become disabled or are terminated for cause. They will, however, be considered “terminated” if they voluntarily leave the Company for “Good Reason” (as defined in the agreements), and, for Messrs. Malkoski and Cordier, if they voluntarily terminate employment during the 30-day period beginning on the first anniversary of a Change in Control. A description of the payments and benefits under these agreements is set forth in the “Change in Control Arrangements” section below.

Clawback Policy

In addition to the clawback provisions of the Sarbanes-Oxley Act that apply to the Chief Executive Officer and the Chief Financial Officer, the Board of Directors has adopted a policy which generally provides that if the Committee determines that as a result of a restatement of the Company’s financial results (other than due to a change in applicable accounting rules or interpretations) any performance-based compensation paid to a Company executive officer (including the named executive officers) during the three years preceding such restatement would have been lower had it been calculated based on such restated results, and if such executive officer engaged in intentional or unlawful misconduct which materially contributed to the need for such restatement, then the Committee shall, except as otherwise provided in the policy, seek to recover for the benefit of the Company the excess of the awarded compensation over the amount if any that would have been paid if it had been calculated based on the restated financial statement. The Committee is permitted to exercise reasonable discretion when determining whether to obtain any recovery. The Company’s policy in this area is posted on its Investor Center website at www.penford.com/investorcenter, under the “Corporate Governance” tab. The Company will continue to monitor new rules or guidance by regulatory authorities in this area and will modify its clawback policy to the extent applicable.

Benefits and Perquisites

The Company’s executive officers participate in the broad-based benefits plans that are available to other employees. With the exception of a car program, as well as tax preparation assistance for the Chief Executive Officer and the Chief Financial Officer, the Company does not provide additional material perquisites for its executive officers.

Tax and Accounting Considerations

The Committee considers the tax and accounting implications of its compensatory programs. Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to any “covered employee” under 162(m). Performance-based compensation arrangements (such as options but not restricted stock) may qualify for an exemption from the deduction limit if such arrangements satisfy various requirements under Section 162(m). Although the Company considers the impact of this rule as well as other tax consequences (such as the non-deductibility of certain change in control payments) when developing and implementing the Company’s executive officer compensation programs, the Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable the Company to continue to attract, retain, and motivate high-qualified executive officers. As a result, the Company reserves the authority to approve potentially non-executive officer compensation in appropriate circumstances. Due to the ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations and guidance issued thereunder, no assurances can be given, notwithstanding the Company’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does, in fact, do so.

EXECUTIVE COMPENSATION

FISCAL YEAR 2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas D. Malkoski President and Chief Executive Officer	2014	618,333	475,000	730,800	—	87,488	45,467	1,957,088
	2013	595,000	305,000	—	—	256	45,286	945,542
	2012	566,667	525,000	—	948,140	112,406	40,445	2,192,658

Steven O. Cordier Senior Vice President, Chief Financial Officer	2014	381,667	205,000	252,000	—	81,421	24,342	944,430
	2013	370,000	120,000	—	—	1,366	24,307	515,673
	2012	355,000	250,000	—	357,132	106,065	24,587	1,092,784

John R. Randall Vice President and President, Penford Food Ingredients	2014	295,000	135,000	151,200	—	40,658	31,443	653,301
	2013	280,000	100,000	—	—	6,701	31,253	417,954
	2012	265,000	140,000	—	237,035	25,775	26,948	694,758

Timothy M. Kortemeyer Vice President and President, Penford Industrial Ingredients	2014	295,000	120,000	151,200	—	84,664	33,624	684,488
	2013	280,000	85,000	—	—	—	32,885	397,885
	2012	266,667	85,000	—	237,035	114,232	30,261	733,195

Christopher L. Lawlor Vice President - Human Resources, General Counsel and Secretary	2014 2013 2012	281,667 269,000 253,000	135,000 75,000 95,000	151,200 — —	— — 189,628	— — —	25,196 22,121 27,848	593,063 366,121 565,476

(1)	The amounts reflect bonuses awarded to the named executive officers for services rendered during fiscal years 2014, 2013 and 2012.
(2)	The amounts represent the aggregate grant date fair values, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), except that no assumptions were included for estimated forfeitures related to service-based vesting conditions. See Note 10 of the Notes to Consolidated Financial Statements in the Company’s Report on Form 10-K for the year ended August 31, 2014 (this “Form 10-K”).
(3)	The amounts represent the aggregate grant date fair values, computed in accordance with ASC 718, except that no assumptions were included for estimated forfeitures related to service-based vesting conditions. The grant date fair value of stock options is calculated using the Black-Scholes option-pricing model. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K regarding the assumptions underlying the valuation of stock option awards.

(4)	The amounts in this column reflect the actuarial increase in the present value of the named executive officer’s benefits under the Company’s qualified pension plan, determined using interest rate and mortality rate assumptions consistent with those described in Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K. These amounts also include above-market interest on the Company’s nonqualified deferred compensation plan as follows: Mr. Malkoski, $2,556; Mr. Randall, $601 and Mr. Kortemeyer, $909. The interest earnings are also disclosed in the 2014 Deferred Compensation Table. Interest is credited to a participant’s account at the monthly equivalent of an annual yield that is two percentage points higher than the annual yield of the Moody’s Average Corporate Bond Yield Index for the preceding month.

(5)	All Other Compensation consists of the items in the following table.

Name	Year	Automobile Expenses($)	Tax Preparation Fees ($)	Tax Reimbursements ($)(1)	Company Contributions for 401(k) Plans ($)(2)	Total ($)
Thomas D. Malkoski	2014	16,670	2,860	8,040	17,897	45,467
Steven O. Cordier	2014	16,000	800	7,542	—	24,342
John R. Randall	2014	13,750	—	6,465	11,228	31,443
Timothy M. Kortemeyer	2014	12,750	—	6,380	14,494	33,624
Christopher L. Lawlor	2014	10,034	—	5,427	9,735	25,196

(1)	Executives are reimbursed for taxes associated with benefits received under the Company’s auto program and, for Mr. Malkoski and Mr. Cordier, tax preparation assistance.
(2)	Pursuant to the terms of the Company’s Savings and Stock Ownership (401(k)) Plan for fiscal year 2014, for each pay period the Company made matching contributions of one dollar for each dollar contributed up to 3% of eligible pay plus 50 cents for each dollar contributed between 3% and 6% of eligible pay.

Grants of Plan-Based Awards

FISCAL YEAR 2014 GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes plan-based awards granted to the Company’s named executive officers during the fiscal year ended August 31, 2014. No stock options were granted to the Company’s named executive officers during the fiscal year ended August 31, 2014.

Name	Award Type	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option (S/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Thomas D. Malkoski	Restricted stock grant	4/30/14	58,000	—	—	730,800
Steven O. Cordier	Restricted stock grant	4/30/14	20,000	—	—	252,000
John R. Randall	Restricted stock grant	4/30/14	12,000	—	—	151,200
Timothy M. Kortemeyer	Restricted stock grant	4/30/14	12,000	—	—	151,200
Christopher L. Lawlor	Restricted stock grant	4/30/14	12,000	—	—	151,200

(1)	The amounts reported represent the full grant date fair value of all restricted stock awards granted to the named executive officers in fiscal year 2014 calculated in accordance with ASC 718, except that no assumptions were included for estimated forfeitures related to service-based vesting conditions. See Note 10 of the Notes to Consolidated Financial Statements in this Form 10-K. The restricted stock awards vest ratably over three years on the anniversary of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on each named executive officer’s outstanding equity awards as of August 31, 2014.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards (1)					Stock Awards (2)
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expire Date	Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(3)
Name	Exercisable	Unexercisable
Thomas D. Malkoski	35,000	—	16.34	11/3/14	11/3/04
	35,000	—	13.32	10/28/15	10/28/05
	80,000	—	17.07	8/28/15	8/28/08
	200,000	100,000	5.65	1/26/19	1/26/12
					4/30/14	58,000	789,960
Steven O. Cordier	30,000	—	16.34	11/3/14	11/3/04
	25,000	—	13.32	10/28/15	10/28/05
	50,000	—	17.07	8/28/15	8/28/08
	75,333	37,667	5.65	1/26/19	1/26/12
					4/30/14	20,000	272,400
John R. Randall	10,000	—	16.34	11/3/14	11/3/04
	15,000	—	16.25	10/31/13	10/31/06
	20,000	—	17.07	8/28/15	8/28/08
	50,000	25,000	5.65	1/26/19	1/26/12
					4/30/14	12,000	163,440
Timothy M. Kortemeyer	4,000	—	16.34	11/3/14	11/3/04
	5,000	—	13.93	8/18/15	8/18/05
	5,000	—	13.32	10/28/15	10/28/05
	40,000	—	17.07	8/28/15	8/28/08
	50,000	25,000	5.65	1/26/19	1/26/12
					4/30/14	12,000	163,440
Christopher L. Lawlor	30,000	—	15.12	4/22/15	4/22/05
	10,000	—	16.25	10/31/13	10/31/06
	20,000	—	17.07	8/28/15	8/28/08
	40,000	20,000	5.65	1/26/19	1/26/12
					4/30/14	12,000	163,440

(1)	Stock options granted on January 26, 2012 vest ratably over three years on the anniversary of the grant date. All other stock options vested ratably over four years on the anniversary of the grant date. Options granted prior to January 24, 2006 were granted under the 1994 Stock Option Plan. All other grants of stock options were granted under the LTIP.
(2)	Stock awards vest ratably over three years on the anniversary of the grant date.
(3)	Market value was determined using the closing price of the Company’s common stock on August 29, 2014 of $13.62.

Options Exercised and Stock Vested

No named executive officer exercised any stock options during the fiscal year ended August 31, 2014 and no restricted stock of any named executive officer vested during the fiscal year ended August 31, 2014.

Retirement Plan

The Company has a defined benefit retirement plan (the “Retirement Plan”) for salaried employees. Prior to January 1, 2005, all North American-based active employees who were not members of the collective bargaining unit were eligible to participate in the Retirement Plan. The Retirement Plan was closed to new entrants as of January 1, 2005. The Retirement Plan was amended to cease the further accrual of participant benefits after February 28, 2014.

Under the Retirement Plan, the normal retirement age is 65; however, participants may continue to work beyond age 65. Retirement benefits are calculated based on actual years of service up to a maximum of 30 years and actual earnings to the date of retirement. The retirement benefit is calculated as follows: (1) the sum of (a) 1% of the “Final Average Monthly Earnings,” defined as the average monthly earnings during the five consecutive calendar years in which an employee’s compensation was the highest, plus (b) 0.5% of the Final Average Monthly Earnings in excess of the monthly Social Security Covered Compensation, defined as the maximum salary on which social security taxes are paid during a year, (2) multiplied by an employee’s years of credited service up to 30 years. Employees may retire at age 55 if they have completed 20 years of service. The early retirement benefit is computed in the same manner as the normal retirement calculation described above except that the employee would receive a percentage of the normal retirement benefit ranging from 56% at age 55 to 98% at age 64.

Compensation covered by the Retirement Plan includes salaries and bonuses as set forth in the Summary Compensation Table, subject to the Internal Revenue Code limitations. The following table shows the years of credited service and the present value of accumulated benefits for each of the named executive officers.

2014 PENSION BENEFITS TABLE(1)

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year ($)
Thomas D. Malkoski	Penford Corporation Retirement Plan	12.2	395,180	—
Steven O. Cordier	Penford Corporation Retirement Plan	11.6	375,158	—
John R. Randall	Penford Corporation Retirement Plan	11.0	414,753	—
Timothy M. Kortemeyer	Penford Corporation Retirement Plan	14.8	305,757	—
Christopher L. Lawlor	(2)	—	—	—

(1)	Pension benefits vest after five years of employment. Benefits are paid as an annuity and may not be paid in a lump-sum.
(2)	Mr. Lawlor was hired subsequent to the closure of the pension plan to new hires and, therefore, does not participate in the Plan.
(3)	The assumptions used for determining present values are consistent with those used for year-end financial reporting as discussed in Note 11 of the Notes to Consolidated Financial Statements in this Form 10-K. In accordance with Securities and Exchange Commission guidance, assumptions incorporated into these calculations include commencement of benefits at the earliest unreduced retirement age and no pre-retirement decrements.

Deferred Compensation

The Company maintains the Penford Corporation Deferred Compensation Plan, which is a nonqualified, unfunded deferred compensation plan that provides the Company’s directors, officers and certain key employees with the opportunity to defer a portion of their fees, salaries and bonuses on a tax-deferred basis. Interest is credited and compounded monthly based on the monthly equivalent of the annual yield on Moody’s Average Corporate Long-Term Bond Yield Index. The Company has established a “rabbi trust” by entering into a trust agreement with a trustee in order to assist the Company in meeting its obligations to make deferred compensation payments to plan participants. In fiscal year 2011, the Deferred Compensation Plan was amended and closed to new contributions effective January 31, 2011.

The following table provides information regarding executive officer contributions, earnings, distributions and account balances for each of the named executive officers in the Deferred Compensation Plan.

2014 NONQUALIFIED DEFERRED COMPENSATION TABLE(1)

Name	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Thomas D. Malkoski	36,302	—	578,881
Steven O. Cordier	—	—	—
John R. Randall	7,129	—	113,680
Timothy M. Kortemeyer	9,982	196,433	93,850
Christopher L. Lawlor	—	—

(1)	No contributions to the Deferred Compensation Plan were made by either executive officers or the Company during fiscal year 2014. No additional contributions will be made to the Plan, but earnings will continue to be credited to participant accounts for earlier contributions.
(2)	These amounts include above-market interest of $2,556, $601 and $909 for Messrs. Malkoski, Randall and Kortemeyer, respectively. Above market interest is included in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Fiscal Year 2014 Summary Compensation Table.

Change in Control Arrangements

The Company has change in control agreements with each of the named executive officers. These agreements are intended to provide for continuity of management in the event of a change in control of the Company. Pursuant to each agreement, Penford agrees to provide certain benefits to the participants if they are terminated in connection with a “Change in Control,” as defined in the agreements and summarized below. Each of these agreements continues until Penford terminates the agreement upon 12 months prior written notice, provided that if a Change in Control occurs prior to the termination date of the agreement, the agreement will remain in effect with respect to all rights accruing as a result of the Change in Control. The proposed merger by and between the Company, Ingredion Incorporated and Prospect Sub, Inc. described in Note 21 of the Notes to Consolidated Financial Statements in this Form 10-K will constitute a Change in Control for the purposes of the agreements.

The Company’s current form of change in control agreement was originally entered into with certain key Company executive officers in the spring of 2006 following extensive discussions and reviews by the Committee and the Board of Directors. The form of the agreement has been amended twice in order to comply with changes in law and to reflect adjustments to the Company’s incentive bonus program, but remains substantially the same as in 2006. At the time that the Committee and Board considered the form of these agreements in 2006, they received and considered expert advice regarding customary terms and conditions for this type of agreement with key executive officers. The Committee and Board also discussed the agreement with the Company’s executive officers and took into account their concerns regarding change in control situations that could arise at the Company. The Committee and Board noted the Company’s relatively small size in relation to its competitors in the highly competitive markets in which the Company participates, and considered that shareholder interests would be protected by motivating and retaining talented executive officers capable of guiding the Company through the challenges it faced.

The Committee and Board are aware that since the form of change in control agreement was initially adopted, the views of some governance advisers and others regarding tax gross up for change in control payments made pursuant to these agreements. The Committee and Board have carefully considered these views but concluded that now is not the appropriate time to try to change the form of the Company’s change in control agreement with the Chief Executive Officer or Chief Financial Officer, the only executive officers with reimbursement for excise taxes payable upon a change in control. However, in considering evolving market practices, the Committee currently does not intend to include reimbursement for excise taxes payable by an executive officer following a change in control in any future agreements with executive officers.

The agreements require each executive officer to abide by various restrictive covenants including: (1) a noncompete covenant during employment and for the 30- month period following employment for Messrs. Malkoski, Cordier, Randall and Kortemeyer and 24-month period following employment for Mr. Lawlor (respectively, referred to as the restrictive period), (2) a covenant relating to the nonsolicitation of employees, suppliers or customers for the restrictive period, and (3) perpetual covenants relating to non-disclosure and non-disparagement. To receive the payments and benefits for a qualifying termination, participants must execute a waiver and release in favor of Penford.

Under these agreements, participants, regardless of whether their employment is terminated in connection with a Change in Control, are entitled to vesting immediately prior to a Change in Control of all options and other equity-based rights and interests outstanding immediately prior to the Change in Control.

Under these agreements, participants are entitled to certain benefits if they are terminated within 24 months after a Change in Control. Participants will not be considered “terminated” for purposes of these agreements if they die, become disabled or are terminated for cause. They will, however, be considered “terminated” if they voluntarily leave the Company’s employment for certain good reasons (defined as “Good Reason” in the agreements and summarized below) and, in the case of Mr. Malkoski and Mr. Cordier, if they voluntarily terminate employment during the 30-day period beginning on the first anniversary of a Change in Control.

Upon a termination in connection with a Change in Control, participants will be eligible to receive 50% of the compensation payable to them under the agreement (referred to as the “CIC Amount”) within 30 days after their termination of employment and 50% in equal monthly installments over the compensation period, which for Messrs. Malkoski, Cordier, Randall and Kortemeyer is 30 months and for Mr. Lawlor is 24 months. The CIC Amount is the product of (1) base salary plus the participant’s Average Target Attainment Bonus (as defined in the change in control agreements) over a specified period, times (2) 2.5 for Messrs. Malkoski, Cordier, Randall, and Kortemeyer and 2.0 for Mr. Lawlor. In addition, participants would become eligible to receive a prorated target bonus for the year of termination and Penford will pay the cost of outplacement services for a certain period, which, in the case of Mr. Malkoski and Mr. Cordier would be 12 months and for the other participants would be six months. Participants will also be entitled to continuation of certain medical, life and other benefits during the compensation period. Mr. Malkoski and Mr. Cordier are also entitled to an additional payment, if necessary, to make them whole as a result of excise and related taxes imposed by the Internal Revenue Code on change of control benefits. If such excise taxes would otherwise be applicable to other participants, such other participants would have the payments under the agreement reduced such that the aggregate present value of the payments under the agreement would not exceed one-hundred dollars less than the threshold amount over which an excise tax would be imposed (i.e. three times the participant’s base amount (generally average compensation from Penford for the preceding five years)) under the Internal Revenue Code. In 2008, the agreements were amended to reflect tax law changes which will result in Messrs. Malkoski and Cordier not receiving the CIC Amount until six months after their termination of employment.

A general summary of certain definitions used in the agreements follows:

“Change in Control” generally means any of the following events: (1) the Company is merged, consolidated or reorganized (“Reorganization”) with another entity and as a result of which less than 50% of the outstanding voting interests or securities of the surviving or resulting entity immediately after the Reorganization are owned in the aggregate by the former shareholders of the Company, in substantially the same proportions as their ownership before such Reorganization; (2) the Company sells all or “Substantially All” (generally defined as exceeding 50% of the fair market value of the Company’s assets) to another entity; (3) any person acquires more than 40% of the outstanding voting securities of the Company; or (4) during any 24-month period, individuals who constitute the Board of Directors of the Company at the beginning of such period cease to constitute at least a majority thereof, unless the election, or nomination for election by the Company’s shareholders, of each new director was approved (other than in connection with an actual or threatened solicitation of proxies or consents by another) by the vote of at least two-thirds of the directors then still in office who were directors of the Company at the beginning of such period.

“Good Reason” generally exists if, after written notice by the executive officer to the Company and a 30-day opportunity by the Company to cure during which the Company does not cure the condition, (1) the executive officer’s most significant duties, responsibilities or authority are reduced or diminished in other than an immaterial manner; (2) either (a) the executive officer’s base salary or target bonus are reduced by the Company, or (b) the executive officer’s benefits are denied or modified in a manner different than changes applicable to other executive officers, and (c) the aggregate effect of all such reductions, denials and modifications (including any increases in compensation, bonuses, or benefits) represents more than an immaterial reduction to the Executive’s overall compensation package; (3) the Company violates the material terms of the agreement; (4) the executive officer is required to relocate his principal place of employment more than 50 miles from both his principal place of employment and his principal residence; or (5) there is a liquidation, dissolution, consolidation or merger of the Company or transfer or sale of all or a substantially all of its assets, unless a successor (by merger, consolidation or otherwise) to which all or substantially all of its assets have been transferred or sold has assumed all duties and obligations of the Company under the agreement.

The following table quantifies the payments and benefits that each named executive officer would receive under the Company’s compensation programs upon various scenarios for termination of employment or a Change in Control of the Company as of August 31, 2014.

2014 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE(1)

Name	Benefit	Change in Control, Death or Disability ($)	Termination After Change in Control($)(5)
Thomas D. Malkoski	Change in Control Amount(2)	—	2,821,446
	Tax Gross Up(3)	—	—
	Prorated Target Bonus	—	625,000
	Accelerated Vesting of Stock Options(4)	797,000	—
	Accelerated Vesting of Restricted Stock	789,960
	Benefit coverage continuation	—	49,500
	Outplacement services	—	35,000

		1,586,960	3,530,946

Steven O. Cordier	Change in Control Amount(2)	—	1,528,593
	Tax Gross Up(3)	—	—
	Prorated Target Bonus	—	288,750
	Accelerated Vesting of Stock Options(4)	300,198	—
	Accelerated Vesting of Restricted Stock	272,400
	Benefit coverage continuation	—	49,500
	Outplacement services	—	35,000

		572,598	1,901,843

Timothy M. Kortemeyer	Change in Control Amount(2)	—	1,092,617
	Prorated Target Bonus	—	180,000
	Accelerated Vesting of Stock Options(4)	199,250	—
	Accelerated Vesting of Restricted Stock	163,440
	Benefit coverage continuation	—	49,500
	Outplacement services	—	20,000

		362,690	1,342,117

John R. Randall	Change in Control Amount(2)	—	1,182,164
	Prorated Target Bonus	—	180,000
	Accelerated Vesting of Stock Options(4)	199,250	—
	Accelerated Vesting of Restricted Stock	163,440
	Benefit coverage continuation	—	49,500
	Outplacement services	—	20,000

		362,690	1,431,664

Christopher L. Lawlor	Change in Control Amount(2)	—	841,168
	Prorated Target Bonus	—	171,000
	Accelerated Vesting of Stock Options(4)	159,400	—
	Accelerated Vesting of Restricted Stock	163,440
	Benefit coverage continuation	—	39,000
	Outplacement services	—	20,000

		322,840	1,071,168

(1)	Assumes termination or Change in Control occurred on August 31, 2014.
(2)	The Change in Control Amount is the product of (1) base salary plus the participant’s Average Target Attainment Bonus (as defined in the agreements) over a specified period, times (2) 2.5 for the named executive officers other than Mr. Lawlor and 2.0 for Mr. Lawlor.

(3)	The Company will make additional payments to Messrs. Malkoski and Cordier if an excise tax arises under Section 4999 of the Internal Revenue Code as a result of the Internal Revenue Service treating any payment or acceleration right as contingent upon a change of control pursuant to Section 280G of the Internal Revenue Code. The net result of these payments will be to place the executive officer in the same after-tax position as if the excise tax had not been imposed. Taking into account the value of their noncompetition and nonsolicitation agreements, it is not contemplated that such additional payments would have been necessary if a Change in Control occurred on August 31, 2014. Because of the operation of the excise tax provisions, if a gross up is required to be made by the Company, it could be significant.
(4)	Amounts in the “Change in Control, Death or Disability” and “Termination After Change in Control” column reflect the acceleration of vesting for stock options granted pursuant to the LTIP. Amounts are computed as the spread between the option exercise price and the closing market price of Penford common stock on August 29, 2014 times the number of unexercisable options at August 31, 2014.
(5)	Amounts in the column “Termination After Change in Control” reflect amounts payable to the named executive officers if terminated within two years after a Change in Control. Note that the acceleration of stock options and restricted stock occurs upon a Change in Control regardless of whether employment is terminated and such acceleration is shown in the column “Change in Control, Death or Disability.”

DIRECTOR COMPENSATION

The following table provides compensation information for fiscal year 2014 for each of the Company’s non-employee directors.

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	Total ($)
Evan Behrens	76,500	20,000	—	96,500
William E. Buchholz	88,000	20,000	—	108,000
Jeffrey T. Cook	76,500	20,000	—	96,500
R. Randolph Devening	75,000	20,000	—	95,000
Paul H. Hatfield	106,500	20,000	—	126,500
John C. Hunter III	84,500	20,000	575	105,075
Sally G. Narodick	81,500	20,000	3,166	104,666
Edward F. Ryan	81,000	20,000	—	101,000
James E. Warjone	79,500	20,000	—	99,500
Matthew Zell	75,000	20,000	—	95,000

(1)	Includes retainer fees and meeting fees.
(2)	Amounts reflect above-market interest credited under the Company’s nonqualified deferred compensation plan. Interest is credited to a participant’s account at the monthly equivalent of an annual yield that is two percentage points higher than the annual yield of the Moody’s Average Corporate Bond Yield Index for the preceding month.
(3)	The January 2014 stock award of 1,556 shares (as discussed below) will vest on January 1, 2015.

During fiscal year 2014, the compensation earned by non-employee directors was determined as follows:

Cash Compensation:

Base annual retainer as a director	$72,000
Additional annual retainer for Chairman of the Board of Directors	$30,000
Additional annual retainer for Chair of the Audit Committee	$10,000
Additional annual retainer for Chair of any other standing committee, except Executive Committee	$5,000
Additional meeting fee(1)	$1,500

(1)	Additional meetings fee is paid for each Board of Directors meeting attended in excess of six meetings per fiscal year and each Committee meeting attended in excess of six meetings per fiscal year.

Equity Compensation

Directors are also entitled to receive an annual restricted stock grant valued at $20,000 on January 1 of each year, based on the last reported sale price of the Company’s common stock on the last preceding trading day, in accordance with the LTIP. Restrictions lapse on the first anniversary date of the grant date.

Compensation for Other Services

The independent members of the Board have concluded that there may be instances where it will be in the best interest of the Company to ask individual directors to perform Board or Board committee services which exceed the normal expectation of service generally expected of directors and committee members. The Board has concluded that in such instances it will be equitable and in the best interests of the Company to compensate a director at the same per diem rate then payable to directors for participation in a meeting of the Board of Directors. It is specifically intended that such compensation shall not represent any consulting, advisory, or other fee and is only intended as payment for extraordinary Board service. Accordingly, payments shall be made for such service only under the following conditions: (1) the director who is asked to perform such services does not publicly hold himself out as a consultant or advisor in the area of service being requested or regularly perform such services for compensation for entities that he or she is not affiliated with as an officer, director or owner; (2) the special assignment relates to a matter that is under review by the Board or a committee or if pursued will require such review; (3) the special assignment shall not involve the preparation of financial statements or work directly related to such preparation other than the review and oversight normally undertaken by the Audit Committee and the Board of Directors; (4) the total fees paid for such services shall not exceed $60,000 in any fiscal year; and (5) the special assignment must be approved by a majority of the independent members of the Board of Directors who shall affirmatively determine that the assignment will not adversely affect the director’s independence. Any special assignment shall be reviewed no less often than annually by the Governance Committee, provided that any member of that committee shall recuse himself or herself from any review of a special assignment in which they are engaged.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Committee is a past or present officer or employee of the Company or any of its subsidiaries, nor has any member of the Committee had any relationship requiring disclosure under Item 404 of Regulation S-K as promulgated by the Securities and Exchange Commission. Likewise, none of the Company’s executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity where one of the other entity’s executive officers served on the Company’s Board or the Committee.

RECONCILIATION OF NON-GAAP EBITDA TO GAAP OPERATING INCOME

To supplement the segment and consolidated financial results prepared in accordance with generally accepted accounting principles (“GAAP”), the Company utilizes a non-GAAP financial measure-net income (loss) before interest, taxes, depreciation and amortization expense (“EBITDA”) determined on a Company-wide consolidated basis as well as for each of the Company’s two operating segments (Food and Industrial). The Company uses EBITDA to evaluate performance and establish goals. The Company believes that this measure is valuable to investors in assessing the Company’s operating results when viewed in conjunction with GAAP results. This non-GAAP measure is not a substitute for, or an alternative to, the corresponding measure calculated in accordance with GAAP. The reconciliation of EBITDA to GAAP operating income is set forth below.

Reconciliation of non-GAAP EBITDA

to GAAP Operating Income (Loss)

	Year ended August 31, 2014
(In thousands)	Food Ingredients ($)	Industrial Ingredients ($)	Consolidated ($)
Operating income	24,345	2,587	15,291
Depreciation and amortization	2,260	9,219	11,814
Iowa loan forgiveness		1,000	1,000
Loss on early extinguishment of debt	—	—	(265)
Other non-operating income (loss)	(3)	32	31
EBITDA	26,602	12,838	27,871

	Year ended August 31, 2013
	Food Ingredients ($)	Industrial Ingredients ($)	Consolidated ($)
Operating income (loss)	23,265	(3,238)	9,404
Depreciation and amortization	2,061	10,933	13,326
Other non-operating income	—	26	75
EBITDA	25,326	7,721	22,805

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as of November 28, 2014, regarding the beneficial ownership of the Company’s common stock by any person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, by the directors, by the Company’s Chief Executive Officer and Chief Financial Officer, by the three other highest paid executive officers in fiscal year 2014, and by the directors and executive officers as a group.

Name (and Address for Beneficial Owners over 5%)	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class(2)
SEACOR Holdings Inc.	1,186,600	9.28	(3)
2200 Eller Drive Fort Lauderdale, FL 33316
T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc.	1,112,300	8.70	(4)
100 East Pratt Street Baltimore, MD 21202
CF Advisors, LLC, Amici Capital, LLC, A. Alex Porter and Paul E. Orlin	1,045,521	8.18	(5)
666 Fifth Avenue, Suite 3403 New York, NY 10103
Dimensional Fund Advisors, LP	861,981	6.74	(6)
Palisades West, Building One, 6300 Bee Cave Road Austin, TX 78746
Wellington Management Co., LLP	543,425	5.23	(7)
280 Congress Street Boston, MA 02210
Evan Behrens	1,556		*
William E. Buchholz	19,149		*
Jeffrey T. Cook	155,671	1.22	(8)
Steven O. Cordier	239,027	1.84	(9)
R. Randolph Devening	18,085		*
Michael Friesema	34,117		*(9)
Paul H. Hatfield	68,660		*
John C. Hunter III	19,952		*
Timothy Kortemeyer	153,318	1.19	(9)
Christopher L. Lawlor	133,412	1.03	(9)
Thomas D. Malkoski	545,392	4.13	(9)
Sally G. Narodick	29,885		*
John R. Randall	132,499	1.03	(9)
Edward F. Ryan	37,816		*
James E. Warjone	22,091		*
Matthew M. Zell	7,816		*
All directors and executive officers as a group (16 persons)	1,618,446	11.78	(9)

*	Represents less than 1%.
(1)	Unless otherwise indicated, beneficial ownership represents sole voting and investment power. The totals include shares that may be acquired within 60 days through the exercise of stock options, as follows: Mr. Cordier, 188,000; Mr. Friesema, 20,000; Mr. Kortemeyer, 125,000; Mr. Lawlor, 110,000; Mr. Malkoski, 415,000; Mr. Randall, 95,000; and all directors and executive officers as a group, 953,000.
(2)	Based on 12,788,527 shares of Common Stock outstanding.
(3)	Information based on Amendment No. 4 to Schedule 13D filed October 16, 2014. SEACOR Holdings Inc. had shared voting power and shared dispositive power over all shares.
(4)	Information based on Amendment No. 10 to Schedule 13G filed February 10, 2014. T. Rowe Price Associates, Inc. had sole voting power over 108,000 shares and sole dispositive power over 1,112,300 shares and T. Rowe Price Small-Cap Value Fund, Inc. had sole voting power of 1,000,000 shares.
(5)	Information based on Amendment No. 4 to Schedule 13G filed February 14, 2014. Amici Capital, LLC, A. Alex Porter and Paul E. Orlin each had shared voting power over and shared power to dispose or to direct the disposition of 1,045,521 shares. CF Advisors, LLC had shared power to vote over and shared power to dispose or to direct the disposition of 581,138 shares.
(6)	Information based on Amendment No. 6 to Schedule 13G filed February 10, 2014. Dimensional Fund Advisors, LP had sole voting power over 840,228 shares and sole dispositive power over 861,981 shares.
(7)	Information based on Schedule 13F dated November 14, 2014. Wellington Management Co. LLP had shared voting power over all shares.
(8)	Includes shares held in irrevocable trusts for which Mr. Cook shares voting and investment power.
(9)	For purposes of calculating the percentage of class owned by this officer or director and the directors and executive officers as a group, the total shares of the class includes shares that may be acquired within 60 days through the exercise of stock options set forth in footnote (1).

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding Penford’s equity compensation plans at August 31, 2014. Equity compensation not approved by security holders represents compensatory stock options granted to the former owners of Carolina Starches and key employees of Gum Technology, an Arizona close corporation (“Gum Technology”). See Note 10 to the Consolidated Financial Statements in this Form 10-K.

Equity Compensation Plan Information Table

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1994 Stock Option Plan (1)	219,875	$15.16	—
2006 Long-Term Incentive Plan (2)	1,136,625	$9.47	176,542

Total	1,356,500	$10.39	176,542

Equity compensation not approved by security holders:
Stock options to owners of acquired businesses	72,500	$10.88	—

(1)	This plan has been terminated and no additional options are available for grant. The options that are subsequently forfeited or not exercised are available for issuance under the LTIP.
(2)	Shares available for issuance under the LTIP can be granted pursuant to stock options, stock appreciation rights, restricted stock or units or performance-based cash awards. Does not include 173,060 issued but unvested shares of common stock at August 31, 2014.

Material Terms of Stock Options to Owners and Key Employees of Acquired Businesses. On January 11, 2012, in connection with the Company’s acquisition of the Carolina Starches businesses, the Company entered into stock option agreements with R. Bentley Cheatham, Dwight L. Carlson and Steven P. Brower, the former owners of Carolina Starches. Pursuant to these agreements, Penford granted each such individual nonqualified stock options to purchase up to 27,500 shares of the Company’s common stock, $1.00 par value per share, at an exercise price equal to the closing price as of the close of business on January 11, 2012. Each stock option grant was approved by a majority of the Company’s independent directors, and was granted as an inducement material to each recipient’s entering into employment with a subsidiary of the Company in accordance with NASDAQ Listing Rule 5635(c)(4). Pursuant to the terms of the stock option agreements, the options have a term of seven years and have vested or will vest over a two-year period. One-half of the options vested on the first anniversary of the grant date and the remainder will vest on the second anniversary of the grant date, provided that the recipient has not been terminated by the Company for cause or resigned by such date. The vesting of these options will accelerate and the award will become exercisable in full effectively immediately prior to a change in control of the Company. At August 31, 2014, 27,500 of these options were outstanding.

On March 25, 2014, in connection with the Company’s acquisition of the net assets of Gum Technology, the Company entered into stock option agreements with three key former employees of Gum Technology. Pursuant to these agreements, Penford granted these individuals nonqualified stock options to purchase up to 45,000 shares of the Company’s common stock, $1.00 par value per share, at an exercise price equal to the closing price as of the close of business on March 25, 2014. Each stock option grant was approved by a majority of the Company’s independent directors, and was granted as an inducement material to each recipient’s entering into employment with a subsidiary of the Company in accordance with NASDAQ Listing Rule 5635(c)(4). Pursuant to the terms of the stock option agreements, the options have a term of seven years and will vest over a three-year period, with one-third of the options vesting on each of the first three anniversaries of the grant date, provided that the recipient has not been terminated by the Company for cause or resigned by such date. The vesting of these options will accelerate and the award will become exercisable in full effectively immediately prior to a change in control of the Company. At August 31, 2014, all of these options were outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

TRANSACTIONS WITH RELATED PERSONS

Pursuant to its charter, the Company’s Audit Committee reviews all transactions with related persons (as defined in Item 404 of Regulation S-K as promulgated by the Securities and Exchange Commission) and resolves issues of conflict of interest. If any member of the Audit Committee is also an officer, director or an interested party of or in a corporation or other entity with which a conflict arises, that member will not participate in the deliberations or vote on any matter involving that corporation or other entity. The Audit Committee reviews each related person transaction that comes to its attention on a case-by-case basis, either in advance or when the Audit Committee becomes aware of a related person transaction that was not reviewed and approved in advance.

The Company’s written Code of Business Conduct and Ethics provides that directors and employees are expected to avoid situations and relationships that involve actual or potential conflicts of interest and to fully disclose to the Company those conflicts of interest that cannot be avoided. The Code of Business Conduct and

Ethics notes that a “conflict of interest” exists when private interest interferes in any way with the interests of the Company or makes it difficult for the director or employee to perform work for the Company objectively and effectively. Directors and employees are required to avoid any personal activity, investment or association with the Company’s competitors, customers, suppliers and other third parties that could appear to interfere with the director’s or employee’s judgment concerning the Company’s best interests and they must never exploit their position or relationship with the Company for personal gain.

The Company has not adopted a separate written policy or procedures governing its approval of transactions with related persons beyond that which is set forth in the Audit Committee charter and the Code of Business Conduct and Ethics.

The Company is not aware of any transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any of the Company’s officers, directors or nominees or any holder of 5% of the Company’s common stock or their immediate family members had or will have a direct or indirect material interest.

Director Independence

The Board has determined that each of the directors is “independent” under the applicable legal and NASDAQ listing standards, except for Mr. Thomas D. Malkoski who is the current President and Chief Executive Officer of the Company. To enable the Board to make this determination, the Board’s Governance Committee reviewed information provided by each of the directors. None of the directors identified as independent has any current material relationship with the Company (other than as a director and a shareholder) or its officers. The NASDAQ independence standards applied by the Board are posted on the Company’s Investor Center website at www.penford.com/investorcenter, under the “Corporate Governance” tab.

Item 14.	Principal Accountant Fees and Services.

Fees

The following table sets forth approximate aggregate fees billed to the Company by KPMG LLP in fiscal years 2013 and 2014.

	2013	2014
Audit Fees(1)	$1,069,211	$832,810
All Other Fees	—	—

Total Fees	$1,069,211	$832,810

(1)	Includes fees for quarterly reviews and, for 2013 only, fees incurred in connection with a restatement.

The services described above were approved by the Audit Committee pursuant to the policy described below. The Audit Committee did not rely on any of the exceptions to pre-approval under Rule 2-01(c)(7)(i)(C) under Regulation S-X as promulgated by the Securities and Exchange Commission.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy that sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent registered public accounting firm may be pre-approved. These services may include audit services, audit-related services, tax services and other services. The Audit Committee determines from time to time those permitted services that have the general pre-approval of the Audit Committee, which is generally provided for up to one year. Any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee considers whether such services are consistent with Securities and Exchange Commission rules on auditor independence, as well as whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Financial statements were previously filed with our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not applicable or because the information is included in the Consolidated Financial Statements which were previously filed with our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

(3) Exhibits

See index to Exhibits on page 27.

(b) Exhibits

See Item 15(a)(3), above.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of December, 2014.

PENFORD CORPORATION

/s/ Thomas D. Malkoski
Thomas D. Malkoski
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference. Copies of exhibits can be obtained at no cost by writing to Penford Corporation, 7094 S. Revere Parkway, Centennial, Colorado 80112.

Exhibit No.	Item

2.1	Agreement and Plan of Merger by and among the Company, Ingredion Incorporated and Prospect Sub, Inc., dated as of October 14, 2014 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 14, 2014, filed October 15, 2014). Certain schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

3.1	Restated and Amended Articles of Incorporation, as amended (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2006)

3.2	Amended and Restated Bylaws (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the fiscal year ended August 31, 2012)

3.3	Articles of Amendment of Penford Corporation for Series A 15% Cumulative Non-Voting Non-Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

3.4	Articles of Amendment of Penford Corporation for Series B Voting Convertible Preferred Stock (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.1	Penford Corporation Deferred Compensation Plan, amended and restated as of January 1, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.2	Form of Change of Control Agreement and Annexes between Penford Corporation and Messrs. Cordier, Kortemeyer, Lawlor, Malkoski and Randall and certain other key employees (a representative copy of these agreements is filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended February 28, 2006, filed April 10, 2006)*

10.3	Form of Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2008, filed January 9, 2009)*

10.4	Form of Second Amendment to Change in Control Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2010, filed November 12, 2010)*

10.5	Penford Corporation 1993 Non-Employee Director Restricted Stock Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 1993)*

10.6	Penford Corporation 1994 Stock Option Plan as amended and restated as of January 8, 2002 (filed as an exhibit to Registrant’s File No. 000-11488, Proxy Statement filed with the Commission on January 18, 2002)*

10.7	Penford Corporation Stock Option Plan for Non-Employee Directors (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 1996, filed July 15, 1996)*

10.8	Penford Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 20, 2005)*

10.9	Form of Penford Corporation’s 2006 Long-Term Incentive Plan Stock Option Grant Notice, including the Stock Option Agreement and Notice of Exercise (incorporated by reference to the exhibits to the Registrant’s File No. 000-11488, Current Report on Form 8-K filed February 21, 2006)*

10.10	Form of Penford Corporation 2006 Long-Term Incentive Plan Restricted Stock Award Notice and Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.11	Penford Corporation 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A to Registrant’s File No. 000-11488, Proxy Statement filed December 21, 2011)*

10.12	Second Amended and Restated Credit Agreement dated as of October 5, 2006 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated October 5, 2006, filed October 10, 2006)

10.13	First Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2008, filed July 10, 2008)

10.14	Second Amendment to Second Amended and Restated Credit Agreement, Resignation of Agent and Appointment of Successor Agent dated as of February 26, 2009 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated February 26, 2009, filed March 3, 2009)

10.15	Third Amendment to Second Amended and Restated Credit Agreement (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended May 31, 2009, filed July 10, 2009)

10.16	Director Special Assignments Policy dated August 26, 2005 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 26, 2005, filed September 1, 2005)*

10.17	Non-Employee Director Compensation Term Sheet (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2007, filed November 9, 2007) *

10.18	Form of Performance-Based Cash Award Agreement under the 2006 Long-Term Incentive Plan (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-Q for the quarter ended November 30, 2009, filed January 8, 2010) *

10.19	Securities Purchase Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.20	Investor Rights Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.21	Standstill Letter Agreement by and between Penford Corporation and Zell Credit Opportunities Master Fund, L.P., dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.22	Third Amended and Restated Credit Agreement among the Company, Penford Products Co., Bank of Montreal, Bank of America National Association and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, dated April 7, 2010 (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated April 6, 2010, filed April 9, 2010)

10.23	Fourth Amended and Restated Credit Agreement dated July 9, 2012 among the Company, certain of its subsidiary companies, and the following banks; Bank of Montreal, as Administrative Agent; Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch, as Syndication Agent; JPMorgan Chase, N.A. and KeyBank National Association, as Co-Documentation Agents; First Midwest Bank; Bank of America National Association; Greenstone Farm Credit Services, ACA; and Private Bank and Trust Company (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated July 9, 2012, filed July 11, 2012)

10.24	Amended and Restated Business Sale and Membership Interest Purchase Agreement between the Company and each of R. Bentley Cheatham, Dwight Carlson, Steven P. Brower, Keystone Starches, LLC, 7675 South Rail Road, LLC, and 1 Freas Avenue, LLC (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated November 8, 2011, filed January 10, 2012)

10.25	Form of Stock Option Agreement with each of R. Bentley Cheatham, Dwight Carlson and Steven P. Brower (filed as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-182753), filed on July 19, 2012)*

10.26	Credit Agreement dated as of August 1, 2014 among the Company, certain of its subsidiaries, and the following banks: Cooperatieve Centrale Raiffeisen-Boerenleenbank B. A., “Rabobank Nederland,” New York Branch, as Administrative Agent; KeyBank National Association, as Syndication Agent; JPMorgan Chase Bank, N.A. and The Private Bank and Trust Company, as Co-Documentation Agents; First Midwest Bank; GreenStone Farm Credit Services, ACA; Branch Banking and Trust Company; AgStar Financial Services PCA and Farm Credit Services of America, PCA (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 1, 2014, filed August 4, 2014)

10.27	Delayed Draw Term Loan Credit Agreement dated as of August 1, 2014 among the Company, certain of its subsidiaries, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B. A., “Rabobank Nederland,” New York Branch, as Administrative Agent and lender (filed as an exhibit to Registrant’s File No. 000-11488, Form 8-K dated August 1, 2014, filed August 4, 2014)

21	Subsidiaries of the Registrant (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2014, filed November 13, 2014)

23	Consent of KPMG LLP (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2014, filed November 13, 2014)

24	Power of Attorney (filed as an exhibit to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2014, filed November 13, 2014)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	The following materials for the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 formatted in XBRL: (1) the Consolidated Balance Sheets; (2) the Consolidated Statements of Operations; (3) the Consolidated Statements of Comprehensive Income (Loss); (4) the Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements (attached as exhibits to Registrant’s File No. 000-11488, Form 10-K for the year ended August 31, 2014, filed November 13, 2014)

*	Denotes management contract or compensatory plan or arrangement