Form 10-Q
period 2014-11-30
PENFORD CORP
filed 2015-01-09
CIK 739608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

The net number of shares of the Registrant’s common stock outstanding as of January 5, 2015 was 12,788,527.

PENFORD CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	November 30, 2014	August 31, 2014
Assets
Current assets:
Cash and cash equivalents	$310	$189
Trade accounts receivable, net	43,520	42,035
Inventories	42,079	41,751
Prepaid expenses	2,972	3,857
Material and supplies	5,772	5,541
Other current assets	4,128	5,071

Total current assets	98,781	98,444

Property, plant and equipment, net	115,984	114,804
Restricted cash value of life insurance	7,796	7,803
Other assets	2,744	1,991
Other intangible assets, net	6,005	6,019
Goodwill, net	10,129	10,129

Total assets	$241,439	$239,190

Liabilities and Shareholders’ Equity
Current liabilities:
Cash overdraft, net	$3,318	$6,146
Current portion of long-term debt and capital lease obligations	192	184
Accounts payable	23,421	21,452
Short-term financing arrangements	912	1,454
Accrued liabilities	8,910	9,779

Total current liabilities	36,753	39,015

Long-term debt and capital lease obligations	74,623	76,665
Other postretirement benefits	18,689	18,726
Pension benefit liability	5,712	5,752
Other liabilities	8,456	6,899

Total liabilities	144,233	147,057

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $1.00 per share, authorized 29,000 shares, issued 14,770 and 14,717 shares, respectively, including treasury shares	14,597	14,544
Preferred stock, par value $1.00 per share, authorized 1,000 shares, none issued	—	—
Additional paid-in capital	107,829	106,696
Retained earnings	13,536	11,402
Treasury stock, at cost, 1,981 shares	(32,757)	(32,757)
Accumulated other comprehensive loss	(5,999)	(7,752)

Total shareholders’ equity	97,206	92,133

Total liabilities and shareholders’ equity	$241,439	$239,190

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2014	2013
Sales	$103,636	$109,251
Cost of sales	85,490	98,542

Gross margin	18,146	10,709

Operating expenses	12,108	7,801
Research and development expenses	1,628	1,267

Income from operations	4,410	1,641

Interest expense	(904)	(813)
Other non-operating (expense) income, net	(72)	8

Income before income taxes	3,434	836

Income tax expense	1,300	348

Net income (loss)	$2,134	$488

Weighted-average common shares and equivalents outstanding:
Basic	12,583	12,473
Diluted	13,040	12,841

Earnings per common share:
Basic earnings per share	$0.17	$0.04
Diluted earnings per share	$0.16	$0.04

Dividends declared per common share	$—	$—

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended November 30,
(In thousands)	2014	2013
Net income (loss)	$2,134	$488

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives, net of tax benefit (expense) of $(99) and $746, respectively	158	(1,217)
(Gain) loss from derivative transactions reclassified into earnings, net of tax (expense) benefit of $964 and $753, respectively	1,545	1,227
Amortization of prior service cost, net of tax benefit of $22 and $7, respectively	36	13
Amortization of actuarial loss, net of tax benefit of $9 and $51, respectively	14	80

Other comprehensive income (loss)	1,753	103

Total comprehensive income (loss)	$3,887	$591

The accompanying notes are an integral part of these financial statements.

PENFORD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,134	$488
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,184	3,291
Stock-based compensation	504	249
Deferred income tax expense	645	209
Non-cash (gain) loss on hedging transactions	(543)	122
Excess tax benefit from stock-based compensation	(143)	(152)
Non-cash change in asset retirement obligations	(131)	—
Loss on operating leases	111	—
Gain on sale of fixed assets	(1)	—
Change in assets and liabilities:
Trade accounts receivable, net	(1,485)	2,349
Other receivables	(325)	(976)
Inventories	215	1,150
Prepaid expenses	885	335
Tenant allowance reimbursement	182	—
(Increase) decrease in margin accounts	2,950	846
Accounts payable and accrued liabilities	813	855
Taxes payable	550	100
Pension and other postretirement benefit contributions	(267)	(724)
Pension and other postretirement benefit costs	272	761
Other	(462)	(229)

Net cash flow provided by operating activities	8,088	8,674

Cash flows from investing activities:
Acquisitions of property, plant and equipment, net	(2,849)	(2,047)
Acquisition of Gum Technology, net	(375)	—
Other	8	(272)

Net cash used in investing activities	(3,216)	(2,319)

Cash flows from financing activities:
Proceeds from revolving line of credit	6,100	—
Payments on revolving line of credit	(8,100)	(3,500)
Payments of long-term debt	—	(50)
Payment of loan fees	(147)	—
Payments under capital lease obligations	(45)	(39)
Payments on financing arrangements	(551)	(549)
Excess tax benefit from stock-based compensation	143	152
Exercise of stock options	677	—
Increase (decrease) in cash overdraft	(2,828)	(2,393)

Net cash provided by (used in) financing activities	(4,751)	(6,379)

Increase (decrease) in cash and cash equivalents	121	(24)
Cash and cash equivalents, beginning of period	189	221

Cash and cash equivalents, end of period	$310	$197

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

Penford manages its business in two segments: Industrial Ingredients and Food Ingredients. These segments are based on broad categories of end-market users. The Industrial Ingredients segment is a supplier of specialty starches to the paper, packaging and other industries, and is a producer of fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to produce corn oil. The Food Ingredients segment is a developer and manufacturer of specialty starches and gums for the food manufacturing and food service industries. See Note 11 for financial information regarding the Company’s business segments.

In March 2014, the Company completed the acquisition of Gum Technology, an Arizona close corporation (“Gum Technology”), for a purchase price of $9.9 million, subject to certain adjustments. Gum Technology blends and distributes gums and hydrocolloids and customizes stabilizers to meet customers’ product formulation needs. The acquisition of this business has broadened the Company’s Food Ingredients portfolio of functional and specialty ingredient systems within its Food Ingredients segment.

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

2—BASIS OF PRESENTATION

Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Penford and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Transactions between segments are at cost plus a return on assets. The condensed consolidated balance sheet at November 30, 2014 and the condensed consolidated statements of income (loss), comprehensive income (loss) and cash flows for the interim periods ended November 30, 2014 and 2013 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial information, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future operations. Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, as amended.

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

Change in Estimate

During the third quarter of fiscal year 2014, the Company changed its estimates of useful lives of certain machinery and equipment used by the Industrial Ingredients segment to better match depreciation expense of these assets with the periods in which these assets are expected to generate revenue. The new estimated useful lives were established based on manufacturing engineering data and external benchmark data and were generally increased as compared to the previous estimates. The Company accounted for this as a prospective change in accounting estimate as of May 1, 2014, thereby impacting the quarter in which the change occurred and future periods. The change in the estimate lowered depreciation expense as compared to the amount that would have been recorded using the historical estimated useful lives. The effect of this change on net income and diluted earnings per share for the quarter ended November 30, 2014 was $758,000 and $0.06 per share, respectively.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on September 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3—BALANCE SHEET DETAILS

The components of inventory were as follows:

(In thousands)	November 30, 2014	August 31, 2014
Raw materials	$11,202	$10,069
Work in progress	958	1,322
Finished goods	29,919	30,360

Total inventories	$42,079	$41,751

The components of property, plant and equipment, net were as follows:

(In thousands)	November 30, 2014	August 31, 2014
Land and land improvements	$12,512	$12,512
Plant and equipment	370,606	369,224
Construction in progress	9,419	7,603

	392,537	389,339
Accumulated depreciation	(276,553)	(274,535)

Net property, plant and equipment	$115,984	$114,804

At November 30, 2014 and August 31, 2014, the Company had approximately $0.9 million and $0.5 million, respectively, of payables related to property, plant and equipment that have been excluded from acquisitions of property, plant and equipment in the condensed consolidated statements of cash flows.

Penford’s intangible assets consist of patents, customer lists and relationships, trade names and brand portfolio and non-compete agreements. Patents are being amortized over the weighted-average remaining amortization period of five years as of November 30, 2014. The fair value of customer relationships and non-compete agreements from the acquisition of Gum Technology are being amortized over their estimated useful lives of 13 years and five years, respectively. The trade names/brand portfolio of $2.7 million from the acquisition of Gum Technology has an indefinite life and is not subject to amortization. The carrying amount and accumulated amortization of intangible assets were as follows (dollars in thousands):

	November 30, 2014		August 31, 2014
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:
Patents and other	$1,895	$1,581	$1,870	$1,572
Customer lists and relationships	3,060	353	3,060	296
Trade names/brand portfolio	2,910	45	2,910	35
Non-compete agreements	190	71	190	108

Other intangible assets	$8,055	$2,050	$8,030	$2,011

Amortization expense related to intangible assets was $39,000 and $42,000 for the three months ended November 30, 2014 and 2013, respectively.

Components of accrued liabilities were as follows:

(In thousands)	November 30, 2014	August 31, 2014
Employee-related costs	$4,442	$5,271
Other accrued liabilities	4,468	4,508

Total accrued liabilities	$8,910	$9,779

Employee-related costs included accrued payroll, compensated absences, payroll taxes, benefits and incentives.

4—DEBT

On August 1, 2014, the Company refinanced its obligations then outstanding under the $130 million 2012 Fourth Amended and Restated Credit Agreement and entered into a $145 million Credit Agreement (the “2014 Agreement”) with a syndicate of lenders.

Under the 2014 Agreement, the Company may borrow $145 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. Under the 2014 Agreement, there are no scheduled principal payments prior to maturity on August 1, 2019.

At November 30, 2014, the Company had $74.0 million outstanding under the 2014 Agreement. Interest rates under the 2014 Agreement are variable and are based on either a base rate or a eurodollar rate, depending on the Company’s selection of available borrowing options, plus the applicable margin. The applicable margin varies from 1.0% to 2.5% for base rate loans and from 2.0% to 3.5% for eurodollar loans, depending on the Company’s Total Leverage Ratio (as defined in the 2014 Agreement).

The 2014 Agreement provides that the Total Leverage Ratio, which is generally computed as funded debt divided by earnings before interest, taxes, depreciation and amortization, shall not exceed 5.00 through August 31, 2015; 4.50 from November 30, 2015 through August 31, 2016; 4.25 from November 30, 2016 through August 31, 2017; and 3.75 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio (as defined in the 2014 Agreement) of not less than 1.25. Beginning in fiscal year 2015, annual capital expenditures are restricted to $25 million. Maximum annual capital expenditures may be increased to $35 million if the Total Leverage Ratio is less than 2.00 for the last two fiscal quarters of the preceding year. To the extent that annual capital expenditures are less than the maximum, the difference between the actual and maximum capital expenditures will be added to the capital expenditures permitted in the immediately succeeding fiscal year. The Company’s obligations under the 2014 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2014 Agreement as of November 30, 2014.

Pursuant to the 2014 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow (as defined in the 2014 Agreement). As of November 30, 2014, the Company was not permitted to pay dividends.

Also on August 1, 2014, the Company entered into a $25 million Delayed Draw Term Loan Credit Agreement (the “Term Loan Agreement”) with Cooperatieve Centrale Raiffeisen–Boerenleenbank B.A., “Rabobank Nederland” New York Branch (“Rabobank”). The Term Loan Agreement provides the Company with a term loan facility in an aggregate principal amount up to $25 million. The term loan facility may be utilized in a series of up to six drawings until the 18-month anniversary of the date of the Term Loan Agreement. Any unused portion of the lender’s commitment to make term loans under this facility will expire on the 18-month anniversary of the closing date. The maturity date for loans under the Term Loan Agreement is July 31, 2020, and there are no scheduled principal payments due prior to maturity. The Company’s obligations under the Term Loan Agreement are secured on a second-priority basis by substantially all of the Company’s assets. There were no borrowings outstanding under the Term Loan Agreement as of November 30, 2014.

The Term Loan Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the Term Loan Agreement) shall not exceed 5.50 through August 31, 2015; 5.00 from November 30, 2015 through August 31, 2016; 4.75 from November 30, 2016 through August 31, 2017; and 4.25 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of not less than 1.10.

The foregoing summaries of the 2014 Credit Agreement and the Term Loan Agreement are qualified in their entirety by reference to such agreements, which are attached as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 8-K filed on August 4, 2014.

5—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following tables provide a summary of the changes in Accumulated other comprehensive income (loss) for the three months ended November 30, 2014 and 2013:

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Postretirement Obligations, Net of Tax	Total Accumulated Other Comprehensive Loss
Balances at August 31, 2014	$(2,022)	$(5,730)	$(7,752)
Other comprehensive income, net of tax	1,703	50	1,753

Balances at November 30, 2014	$(319)	$(5,680)	$(5,999)

(In thousands)	Net Unrealized Gains (Losses) on Cash Flow Hedging Instruments, Net of Tax	Gains (Losses) on Postretirement Obligations, Net of Tax	Total Accumulated Other Comprehensive Loss
Balances at August 31, 2013	$(856)	$(6,763)	$(7,619)
Other comprehensive income, net of tax	10	93	103

Balances at November 30, 2013	$(846)	$(6,670)	$(7,516)

Amounts reclassified from accumulated other comprehensive income (loss) were as follows:

		Three Months Ended November 30, 2014
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$58	$(22)	$36
Amortization of prior service cost	Cost of sales	23	(9)	14

Total reclassification adjustments		81	(31)	50

Derivatives accounted for as hedges	Cost of sales	2,509	(964)	1,545

Total reclassifications into income		$2,590	$(995)	$1,595

		Three Months Ended November 30, 2013
(In thousands)	Location of Expense (Income) Recognized in Net Earnings	Before Tax Amount	Tax	Net of Tax Amount
Pension and other postretirement benefit plans:
Amortization of actuarial loss (gain)	Cost of sales	$89	$(35)	$54
Amortization of actuarial loss (gain)	Operating/R&D expenses	42	(16)	26
Amortization of prior service cost	Cost of sales	2	(1)	1
Amortization of prior service cost	Operating/R&D expenses	18	(6)	12

Total reclassification adjustments		151	(58)	93

Derivatives accounted for as hedges	Cost of sales	1,980	(753)	1,227

Total reclassifications into income		$2,131	$(811)	$1,320

6—STOCK-BASED COMPENSATION

Stock Compensation Plans

Penford maintains a long-term incentive plan known as the 2006 Long-Term Incentive Plan (which, as amended, is referred to herein as the “2006 Incentive Plan”) pursuant to which various stock-based awards may be granted to employees, directors and consultants. As of November 30, 2014, the aggregate number of shares of the Company’s common stock that were available to be issued as awards under the 2006 Incentive Plan was 177,292. In addition, any shares previously granted under the 1994 Stock Option Plan that are subsequently forfeited or not exercised will be available for future grants under the 2006 Incentive Plan. Non-qualified stock options and restricted stock awards granted under the 2006 Incentive Plan generally vest ratably over one to four years and expire seven years from the date of grant. In addition, the Company may from time to time award compensatory stock-based awards outside of the 2006 Incentive Plan to newly hired employees.

General Option Information

A summary of the stock option activity for the three months ended November 30, 2014 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding balance, August 31, 2014	1,429,000	$10.42
Granted	—	—
Exercised	(136,875)	16.40
Cancelled	—	—

Outstanding balance, November 30, 2014	1,292,125	$9.78	3.22	$11,860,900

Options exercisable at November 30, 2014	946,460	$10.46	2.64	$8,052,000

The aggregate intrinsic value disclosed in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.94 as of November 30, 2014 that would have been received by the option holders had all option holders exercised on that date. The intrinsic value of options exercised during the first three months of fiscal 2015 was $323,300.

There were no stock options granted under the 2006 Incentive Plan during the first three months of fiscal 2015. As of November 30, 2014, the Company had $0.4 million of unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Awards

The following table summarizes the restricted stock award activity for the three months ended November 30, 2014 as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested at August 31, 2014	173,060	$12.64
Granted	—	—
Vested	—	—
Cancelled	(500)	12.68

Non-vested at November 30, 2014	172,560	$12.64

The grant-date fair value of each share of the Company’s restricted stock awards is equal to the fair value of Penford’s common stock at the grant date. The Company recognizes compensation cost for restricted stock ratably over the vesting period. As of November 30, 2014, the Company had $1.2 million of unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted-average period of 0.9 years.

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

Compensation Expense

The Company recognizes stock-based compensation expense utilizing the accelerated multiple option approach over the requisite service period, which equals the vesting period. The following table summarizes the total stock-based compensation cost and the effect on the Company’s Condensed Consolidated Statements of Income (Loss):

	Three Months Ended November 30,
(In thousands)	2014	2013
Cost of sales	$17	$—
Operating expenses	477	249
Research and development expenses	10	—

Total stock-based compensation expense	$504	$249
Income tax benefit	(194)	(95)

Total stock-based compensation expense, net of tax	$310	$154

7—PENSION AND POST-RETIREMENT BENEFIT PLANS

The components of the net periodic pension and post-retirement benefit costs were as follows:

Defined Benefit Pension Plans	Three Months Ended November 30,
(In thousands)	2014	2013
Service cost	$255	$438
Interest cost	672	735
Expected return on plan assets	(966)	(813)
Amortization of prior service cost	58	58
Amortization of actuarial losses	23	131

Net periodic benefit cost	$42	$549

Post-retirement Health Care Plans	Three Months Ended November 30,
(In thousands)	2014	2013
Service cost	$21	$28
Interest cost	210	222
Amortization of prior service cost	(1)	(38)
Amortization of actuarial losses	—	—

Net periodic benefit cost	$230	$212

The Penford Corporation Retirement Plan, which is a defined benefit pension plan for certain salaried and other employees (the “Retirement Plan”), was closed to new entrants as of January 1, 2005 and was amended to cease the further accrual of participant benefits after February 28, 2014.

8—FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements

Presented below are the fair values of the Company’s derivatives as of November 30, 2014 and August 31, 2014:

(In thousands)
As of November 30, 2014	Level 1	Level 2	Level 3	Total
Current assets (Other current assets):
Commodity derivatives	$(1,678)	$—	$—	$(1,678)

(In thousands)
As of August 31, 2014	Level 1	Level 2	Level 3	Total
Current assets (Other current assets):
Commodity derivatives	$(1,787)	$—	$—	$(1,787)

The following table reconciles the gross fair value of assets and liabilities subject to offsetting arrangements to the net amounts recorded in the Condensed Consolidated Balance Sheets as Other current assets.

(In thousands)	Gross Amounts of Recognized Assets	Gross Liabilities Offset in the Balance Sheets	Net Amount of Assets (Liabilities)	Cash Collateral on Deposit with Counterparty	Net Fair Value as Recorded in Balance Sheets
As of November 30, 2014
Commodity derivatives	$48	$(1,726)	$(1,678)	$3,192	$1,514

As of August 31, 2014
Commodity derivatives	$413	$(2,200)	$(1,787)	$3,490	$1,703

The three levels of inputs that may be used to measure fair value are:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

•	Level 2 inputs are other than quoted prices included within Level 1 that are observable for assets and liabilities such as (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, or (3) inputs that are derived principally or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs to the valuation methodology for the assets or liabilities.

Other Financial Instruments

The carrying value of cash and cash equivalents, receivables, capital leases, short-term financing arrangements and payables approximated fair value because of their short maturities. The Company’s bank debt reprices with changes in market interest rates and, accordingly, the carrying amount of such debt approximated fair value.

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

To reduce the price volatility of corn used in fulfilling some of its starch sales contracts, Penford uses readily marketable exchange-traded futures, as well as forward cash corn purchases. Penford also uses exchange-traded futures to hedge corn inventories, firm commitments to purchase corn and forecasted purchases of corn. The exchange-traded futures are not purchased or sold for trading or speculative purposes and were historically designated as hedges. Effective August 1, 2014, the Company discontinued hedge accounting treatment for corn futures contracts as the hedging relationship no longer met the requirements for hedge accounting. The effect of the loss of hedge accounting on the Condensed Consolidated Financial Statements was not material in fiscal year 2014. Through July 31, 2014, the gains and losses on corn futures contracts designated as cash flow hedges were deferred in Accumulated other comprehensive income (loss). At November 30, 2014 and August 31, 2014, $0.1 million and $2.1 million of pre-tax losses continued to be deferred in Accumulated other comprehensive income (loss) for these corn futures contracts, respectively. These losses will be reclassified to Cost of sales during fiscal years 2015 and 2016 as the originally forecasted cash flows occur.

Selling prices for ethanol fluctuate based on the availability and price of manufacturing inputs and the status of various government regulations and tax incentives. To reduce the risk of the price variability of ethanol, Penford enters into exchange-traded futures contracts to hedge exposure to ethanol price fluctuations. In the first quarter of fiscal 2014, the Company discontinued hedge accounting for certain ethanol futures contracts as they were not effective at offsetting changes in the selling prices of ethanol. The changes in the fair value of these futures contracts were recorded directly to Cost of sales. In the second quarter of fiscal 2014, the Company identified and entered into different exchange-traded ethanol swap contracts, which were designated as cash flow hedges. These futures contracts have been designated as hedges.

Prices for natural gas fluctuate due to anticipated changes in supply and demand and movement of prices of related or alternative fuels. To reduce the price risk caused by market fluctuations, Penford may use exchange-traded futures contracts to hedge exposure to natural gas price fluctuations. These futures contracts do not qualify for hedge accounting, and the changes in fair value were recognized in current earnings as a component of Cost of sales.

Hedged transactions are generally expected to occur within 12 months of the time the hedge is established. The deferred gain (loss), net of tax, recorded in Accumulated other comprehensive income (loss) at November 30, 2014 that is expected to be reclassified into income within 12 months is $0.3 million.

As of November 30, 2014, the Company had the following outstanding futures contracts:

Corn futures	4,060,000	Bushels
Ethanol futures	13,650,000	Gallons

The following tables provide information about the fair values of the Company’s derivatives, by contract type, as of November 30, 2014 and August 31, 2014:

	Assets			Liabilities
(In thousands)		Fair Value			Fair Value
	Balance Sheet Location	Nov 30, 2014	Aug 31, 2014	Balance Sheet Location	Nov 30, 2014	Aug 31, 2014
Derivatives designated as hedging instruments:

Cash flow hedges:
Corn futures	Other current assets	$48	$—	Other current assets	$84	$320
Ethanol futures	Other current assets	—	—	Other current assets	1,637	1,880

Fair value hedges:
Corn futures	Other current assets	—	413	Other current assets	5	—

		$48	$413		$1,726	$2,200

The following tables provide information about the effect of derivative instruments on the financial performance of the Company for the three-month periods ended November 30, 2014 and 2013:

(In thousands)	Amount of Gain (Loss) Recognized in OCI		Amount of Gain (Loss) Reclassified from AOCI into Income		Amount of Gain (Loss) Recognized in Income
	3 Months Ended Nov 30,		3 Months Ended Nov 30,		3 Months Ended Nov 30,
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Cash flow hedges:
Corn futures (1)	$—	$(2,048)	$(2,030)	$(2,512)	$815	$(1,011)
Ethanol futures (1)	257	85	(479)	532	(357)	(1,584)

	$257	$(1,963)	$(2,509)	$(1,980)	$458	$(2,595)

Fair value hedges:
Corn futures (1) (2)					$—	$5

Derivatives not designated as hedging instruments:
Natural gas futures (1)					$—	$33
Natural gas options (1)					—	20
Soybean meal futures (1)					—	—

					$—	$53

(1)	Gains and losses reported in Cost of sales
(2)	Hedged items are firm commitments and inventory

9—INCOME TAXES

Effective Tax Rates

The Company’s effective tax rate for the three-month period ended November 30, 2014 was 37.9%. The difference between the effective tax rate and the U.S. federal statutory rate was primarily due to state income taxes, as well as the domestic production activity deduction.

The Company’s effective tax rate for the three-month period ended November 30, 2013 was 41.6%. The difference between the effective tax rate and the U.S. federal statutory rate was due to state income taxes and the effect of additions to the liability for uncertain tax positions.

Valuation Allowance

At November 30, 2014, the Company had $0.3 million of net U. S. deferred tax assets. Other than a $99,000 valuation allowance related to two state tax credit carryforwards, a valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2014. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets.

Uncertain Tax Positions

In the three-month period ended November 30, 2014, the amount of unrecognized tax benefits increased by approximately $35,000 due to unrecognized tax benefits plus imputed interest and penalties. The total amount of unrecognized tax benefits at November 30, 2014 was $0.5 million, all of which, if recognized, would favorably impact the effective tax rate. At November 30, 2014, the Company had $0.1 million of accrued interest and penalties included in the long-term tax liability.

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

10—EARNINGS PER SHARE

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

	Three Months Ended November 30,
(In thousands)	2014	2013
Numerator:
Net income	$2,134	$488
Less: Allocation to participating securities	(29)	(1)

Net income applicable to common shares	$2,105	$487

Denominator:
Weighted average common shares outstanding, basic	12,583	12,473
Dilutive stock options and awards	457	368

Weighted average common shares outstanding, diluted	13,040	12,841

Weighted-average stock options to purchase 455,581 and 551,584 shares of common stock for the three months ended November 30, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

11—SEGMENT REPORTING

Financial information for the Company’s two segments, Industrial Ingredients and Food Ingredients, is presented below. These segments serve broad categories of end-market users. The Industrial Ingredients segment provides carbohydrate-based starches for industrial applications, primarily paper and packaging products and fuel grade ethanol. The Industrial Ingredients segment also sells the by-products from its corn wet milling manufacturing operations, primarily germ, fiber and gluten to customers who use these by-products as animal feed or to produce corn oil. The Food Ingredients segment produces specialty starches and gums for food applications. A third item for “corporate and other” activity has been presented to provide reconciliation to amounts reported in the Condensed Consolidated Financial Statements. Corporate and other represents the activities related to the corporate headquarters, such as public company reporting, personnel costs of the executive management team, corporate-wide professional services and consolidation entries.

	Three Months Ended November 30,
(In thousands)	2014	2013
Sales:
Industrial Ingredients:
Industrial starch	$35,109	$43,620
Ethanol	22,046	22,021
By-products	12,319	14,959

	69,474	80,600
Food Ingredients	34,162	28,651

	$103,636	$109,251

Income (loss) from operations:
Industrial Ingredients	$2,983	$(2,043)
Food Ingredients	6,893	6,530
Corporate and other	(5,466)	(2,846)

	$4,410	$1,641

	November 30,	August 31,
(In thousands)	2014	2014
Total assets:
Industrial Ingredients	$138,624	$135,973
Food Ingredients	90,910	89,781
Corporate and other	11,905	13,436

	$241,439	$239,190

12—LEGAL PROCEEDINGS AND CONTINGENCIES

The Company regularly evaluates the status of claims and legal proceedings in which it is involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss may have been incurred, and to determine if accruals are appropriate. The Company expenses legal costs as such costs are incurred.

Merger Agreement Shareholder Litigation

In connection with the proposed merger with Ingredion, two purported class action lawsuits have been filed on behalf of Penford Corporation shareholders in the Superior Court of Washington, King County. A complaint captioned Pill v. Penford Corp. et al., No. 14-2-29641-0 SEA was filed on October 30, 2014, and a complaint captioned Toth v. Penford Corp, et al., No. 14-2-31935-5 SEA, was filed on November 25, 2014. The complaints named as defendants Penford Corporation, all of the members of Penford Corporation’s board of directors, Ingredion and Prospect Sub, Inc. (referred to as “Merger Sub”). The complaints allege, among other things, that the members of Penford Corporation’s board of directors breached their fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Ingredion.

These actions were consolidated on December 18, 2014 under the new consolidated caption In re Penford Corporation Shareholders Litigation, No. 14-2-29641-0 SEA. Pursuant to the consolidation order, plaintiffs were required to file a Consolidated Amended Class Action Complaint.

On December 30, 2014, plaintiffs filed a Motion for Appointment of Lead and Liaison Counsel seeking an order appointing co-lead and liaison counsel for plaintiffs and establishing a structure for coordination and communication among plaintiffs and their counsel.

On December 31, 2014, plaintiffs filed a Consolidated Amended Class Action Complaint naming the same defendants as the Pill and Toth complaints. The amended complaint alleges, among other things, that the members of Penford’s board of directors breached their fiduciary duties to shareholders by failing to take steps to maximize shareholder value or to engage in a fair sale process before approving the proposed acquisition of the Company by Ingredion. Specifically, the amended complaint alleges that the consideration to be paid by Ingredion is inadequate in light of the Company’s current value and potential for future growth. The amended complaint also alleges that the Company’s transaction process was designed to ensure that only Ingredion had the opportunity to acquire the Company and that the use of certain deal protection mechanisms improperly precluded the Company from seeking out competing offers.

The amended complaint further alleges that the members of Penford’s board of directors breached their fiduciary duties of candor by failing to disclose to shareholders certain purportedly material information and by causing materially misleading information to be disseminated to the Company’s shareholders in the Definitive Proxy Statement pursuant to Section 14(a) of the Exchange Act filed by the Company with the SEC on December 29, 2014. Specifically, the amended complaint alleges that the Company failed to disclose material information concerning Penford’s financial advisor’s analyses and potential conflicts of interest, the Company’s financial projections and the Company’s transaction process.

The amended complaint further alleges that Ingredion and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the Penford Corporation board of directors. Plaintiffs seek relief that includes an injunction prohibiting the completion of the proposed merger, rescission to the extent the merger terms have already been implemented and payment of plaintiffs’ attorneys’ fees and costs.

Also on December 31, 2014, plaintiffs filed a Motion for Expedited Discovery in support of a planned motion seeking to preliminarily enjoin the scheduled January 29, 2015 shareholder vote to approve the proposed merger. Plaintiffs seek an order compelling expedited production of documents by Penford and depositions of certain members of Penford’s board of directors.

Pet Product Patent Litigation

As previously reported, in June 2011 the Company was notified that a complaint (captioned T.F.H. Publications, Inc. v. Penford Products Co. et al) had been filed against a customer of a Company subsidiary, Penford Products Co. (“Penford Products”), in the United States District Court for the District of New Jersey. The complaint alleges that certain pet products supplied by Penford Products to the customer infringed upon a patent owned by T.F.H. Publications, Inc. The customer tendered the defense of this lawsuit to Penford Products pursuant to the terms of its supply agreement with Penford Products. Penford Products thereafter commenced the defense of this litigation on behalf of the customer. In April 2012, the plaintiff filed an amended complaint alleging that certain additional products made by Penford Products for the same customer infringed upon two of the plaintiff’s patents. In November 2013, the plaintiff filed another amended complaint adding Penford Products as a defendant in the suit. The plaintiff is seeking an injunction against infringement of its patents, as well as the recovery of an unspecified amount of damages.

The court held a claim construction hearing on August 7, 2013 and rendered an opinion dated April 30, 2014. The Company believes that the court’s opinion substantially supports its position that none of the products supplied by Penford Products infringes upon either of the patents in the suit.

The Company is currently participating in settlement negotiations with the plaintiff, but there can be no assurance that these negotiations will be successfully completed. If the negotiations fail, the Company will evaluate further steps in order to seek the dismissal of the litigation.

Estate of Brett D. Brown

As previously reported, in early October 2014, the Company was notified that a petition (captioned Heather A. Brown as Administrator for the Estate of Brett D. Brown v. Penford Corporation and Penford Products Co.) had been filed against it and Penford Products in the Iowa District Court for Linn County by the Administrator for the Estate of Brett D. Brown alleging negligence by the Company in connection with the death of Mr. Brown, a former employee of an electrical contractor retained by Penford Products at the Company’s Cedar Rapids plant. The petition does not specify an amount of damages being sought. The Company has tendered the defense of this litigation to the insurer for its contractor (Mr. Brown’s former employer), which has accepted the defense of the matter subject to a reservation of rights. The Company intends to vigorously defend this matter and to deny all allegations of negligence or fault.

Resistant Starch Patent Litigation

On December 23, 2014, the Company was notified that a lawsuit had been filed against it in the United States District Court for the District of Kansas by MGPI Processing, Inc. alleging infringement of a patent relating to the production of resistant starches that is allegedly licensed to the plaintiff. The complaint, which has not yet been served, seeks an unspecified amount of damages and an injunction, among other relief.

Potential Outcomes

Management is unable to provide additional information regarding any possible losses in connection with each of the foregoing claims and proceedings because (i) the Company currently believes that the claims are without merit, and (ii) there are significant factual and/or legal issues to be resolved in each case. With regard to these matters, management does not believe, based on currently available information, that the eventual outcomes will have a material adverse effect on the Company’s financial condition, results of operations or liquidity, although the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

13—MERGER AGREEMENT

On October 14, 2014, the Company, Ingredion and Merger Sub, a wholly owned subsidiary of Ingredion, entered into the Merger Agreement pursuant to which Ingredion will acquire the Company in an all-cash transaction valued at approximately $340 million in the aggregate. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), and the Company will become a wholly owned subsidiary of Ingredion.

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

The consummation of the Merger is subject to customary closing conditions and covenants. The Merger Agreement provides certain termination rights for the Company, Ingredion and Merger Sub, including (i) the Company’s right to terminate the Merger Agreement in order to enter into an acquisition agreement with respect to a superior acquisition proposal after complying with certain obligations; (ii) Ingredion’s ability to terminate the Merger Agreement if there is a change of recommendation by the Company’s board; and (iii) the Company’s and Ingredion’s right to termination the

Merger Agreement if the Merger has not been consummated by the outside date, including due to anti-trust regulatory reasons. In connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Ingredion a termination fee equal to approximately $7.6 million. In the event the Company’s shareholders do not approve the Merger and the Merger Agreement is terminated, the Company will be required to pay Ingredion a fee equal to $2.0 million, which is intended to cover expenses.

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

In March 2014, the Company acquired substantially all of the net assets and operations of Gum Technology, an Arizona close corporation, (“Seller”) for a purchase price of $9.9 million, subject to working capital and certain other adjustments. The funding of the purchase price was provided by borrowings under the Company’s credit facility. In connection with the acquisition, $750,000 of the purchase price has been retained by the Company as a fund (the “Holdback”) to satisfy certain of the Seller’s post-closing obligations. On September 25, 2014, the first payment of the Holdback of $375,000 was paid to Seller. The net assets, consisting primarily of intangible assets, and results of operations are included in the balance sheet and results of operations of the Company’s Food Ingredients segment. Gum Technology, based in Tucson, Arizona, distributes and blends gums and hydrocolloids, serving primarily the food and beverage industries in North America and Asia. Gum Technology specializes in developing and producing customized stabilizers to meet customers’ product formulation needs. This acquisition has broadened the Company’s food ingredients portfolio of functional and specialty ingredient systems within the Food Ingredients segment.

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

Results of Operations

Executive Overview

•	Consolidated sales decreased 5.2% to $103.6 million in the first quarter of fiscal 2015 from $109.3 million for the first quarter of fiscal 2014.

•	The decline in sales was primarily due to lower average unit pricing in the Industrial Ingredients segment, partially offset by volume growth in the Food Ingredients segment. The decline in Industrial Ingredients pricing was due to the decrease in corn and ethanol pricing as discussed below.

•	Consolidated gross margin as a percent of sales for the first quarter of fiscal 2015 was 17.5% compared to 9.8% the first quarter of fiscal 2014.

•	Operating expenses included $2.0 million of merger-related costs, as well as increased expenses for additional headcount in support of the Company’s internal control program.

•	Pension expense for the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 decreased by $0.5 million due to the amendment of one of the Company’s pension plans to eliminate benefit accruals effective February 28, 2014. See Note 7 to the Condensed Consolidated Financial Statements.

Industrial Ingredients

First quarter fiscal 2015 sales at the Company’s Industrial Ingredients business segment decreased $11.1 million, or 13.8%, to $69.5 million from $80.6 million during the first quarter of fiscal 2014. This decrease was primarily due to:

•	Industrial starch sales in the three months ended November 30, 2014 of $35.1 million were down 19.5% compared to last year’s first quarter sales of $43.6 million. The decline in sales was primarily driven by lower unit pricing due to lower corn costs that were passed through to customers. The lower corn costs resulted from a decline in the market prices of corn from last year. Volume decreased approximately 9.2%.

•	Ethanol sales of $22.0 million were comparable to the prior year first quarter. A 10.5% increase in volume was offset by a decrease of 9.5% in the average unit selling price per gallon.

•	Sales of corn-based by-products declined 17.6% to $12.3 million from $15.0 million a year ago on a decrease in average unit selling prices arising from the decline in corn costs. This was partially offset by an increase in volume of 4.3%.

Industrial Ingredients’ operating income in the first quarter of fiscal 2015 of $3.0 million grew $5.0 million over the previous year’s first quarter primarily due to an improvement in gross margin. Gross margin increased $5.8 million to $7.2 million from $1.4 million the previous year. Margin improvement was due to favorable ethanol market dynamics of $3.9 million, the lower cost of physical corn of $1.8 million, lower corn-based by-products costs of $0.4 million, lower energy costs of $0.3 million, increased volumes of $0.6 million and $1.2 million less in depreciation expense, see discussion below, partially offset by unfavorable ethanol pricing of $2.3 million and unfavorable starch pricing of $0.3 million. Operating expenses increased $0.7 million due to increased payroll as a result to increased headcount, and research and development expenses increased $0.1 million.

During the third quarter of fiscal year 2014, the Company changed its estimates for useful lives of certain machinery and equipment used by the Industrial Ingredients segment to better match depreciation expense of these assets with the periods in which these assets are expected to generate revenue. The new estimated useful lives were established based on manufacturing engineering data and external benchmark data and were generally increased as compared to the previous estimates. The Company accounted for this as a prospective change in accounting estimate as of May 1, 2014, thereby impacting the current quarter and future periods. The change in the estimated lowered depreciation expense as compared to the amount that would have been recorded using the historical estimated useful lives on Industrial Ingredient’s operating income was an increase of $1.2 million in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014.

Food Ingredients

Fiscal 2015 first quarter sales for the Food Ingredients segment of $34.2 million increased 19.2%, or $5.5 million, over the first quarter of fiscal 2014. The addition of Gum Technology revenue contributed $2.8 million to the sales increase. Sales of coating applications, which contributed 33.5% of segment revenue in the quarter, improved 29.7% on an increase in volume of 25.5%, partially offset by a decrease in average unit pricing of 1.0%. Sales of other applications, including sales to the pet treats, protein and dairy end markets, expanded 14.6%.

Food Ingredients’ operating income for the first quarter of fiscal 2015 increased 5.6% to $6.9 million from $6.5 million in the same period last year due to an increase in gross margin of $1.7 million offset by an increase in operating and research and development expenses of $1.3 million. Gross margin increased $1.7 million to $11.0 million from $9.3 million the previous year. Margin improvement was due to an increase in volume of $1.9 million and a decrease in unit manufacturing costs of $0.7 million, partially offset by an increase in raw material costs of $0.8 million and a decline in pricing of $0.1 million. Operating and research and development expenses increased due to the addition of Gum Technology employees, as well as additional lease costs for new office and research laboratories in Colorado.

Corporate Operating Expenses

Corporate operating expenses for the three months ended November 30, 2014 increased $2.6 million compared to the comparable period last year primarily due to professional and legal fees of $2.0 million related to the Merger Agreement and higher employee costs.

Pension Expense

In early 2014, the Company amended its Penford Corporation Retirement Plan, which is a defined benefit pension plan for certain salaried and other employees (the “Retirement Plan”), to cease the further accrual of participant benefits effective February 28, 2014. As a result, pension net periodic benefit cost decreased $0.5 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Interest Expense

Interest expense for the first quarter of fiscal 2015 was comparable to the same period a year ago.

Income Taxes

The Company’s effective tax rate for the three months ended November 30, 2014 was 37.9%. The difference between the effective tax rate and the U.S. federal statutory rate was primarily due to state income taxes, as well as the domestic production activity deduction.

At November 30, 2014, the Company had $0.3 million of net U. S. deferred tax assets. Other than a $99,000 valuation allowance related to two state tax credit carryforwards, a valuation allowance has not been provided on the net U.S. deferred tax assets as of November 30, 2014. The determination of the need for a valuation allowance requires significant judgment and estimates. The Company evaluates the requirement for a valuation allowance each quarter. The Company believes that it is more likely than not that future operations and the reversal of existing taxable temporary differences will generate sufficient taxable income to realize its deferred tax assets.

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

Operating Activities

Cash provided by operations was $8.1 million for the three months ended November 30, 2014 compared with $8.7 million for the same period last year. The decrease in operating cash flow was due to an increase in working capital requirements and lower depreciation and amortization expense, partially offset by an increase in net income.

Investing Activities

The increase in cash used in investing activities of $0.9 million was primarily due to acquisition of property, plant, and equipment related to the new office and research laboratories in Colorado. Cash used in investing activities of $2.8 million was for investments in capital projects.

Financing Activities

Net cash used in financing activities was $4.8 million for the three months ended November 30, 2014 primarily from repayments on the Company’s revolving credit facility and changes in cash overdraft.

On August 1, 2014, the Company refinanced its obligations then outstanding under the previous agreement and entered into a $145 million Credit Agreement (the “2014 Agreement”) with a syndicate of lenders.

Under the 2014 Agreement, the Company may borrow $145 million in revolving lines of credit. The lenders’ revolving credit loan commitment may be increased under certain conditions. Under the 2014 Agreement, there are no scheduled principal payments prior to maturity on August 1, 2019.

As of November 30, 2014, the Company had $74.0 million outstanding under the 2014 Agreement. Interest rates under the 2014 Agreement are variable and are based on either a base rate or a eurodollar rate, depending on the Company’s selection of available borrowing options, plus the applicable margin. The applicable margin varies from 1.0% to 2.5% for base rate loans and from 2.0% to 3.5% for eurodollar loans, depending on the Company’s Total Leverage Ratio (as defined in the 2014 Agreement).

The 2014 Agreement provides that the Total Leverage Ratio, which is generally computed as funded debt divided by earnings before interest, taxes, depreciation and amortization shall not exceed 5.00 through August 31, 2015; 4.50 from November 30, 2015 through August 31, 2016; 4.25 from November 30, 2016 through August 31, 2017; and 3.75 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio (as defined in the 2014 Agreement) of not less than 1.25. Beginning in fiscal year 2015, annual capital expenditures are restricted to $25 million. Maximum annual capital expenditures may be increased to $35 million if the Total Leverage Ratio is less than 2.00 for the last two fiscal quarters of the year. To the extent that annual capital expenditures are less than the maximum, the difference between the actual and maximum capital expenditures will be added to the capital expenditures permitted in the immediately succeeding fiscal year. The Company’s obligations under the 2014 Agreement are secured by substantially all of the Company’s assets. The Company was in compliance with the covenants in the 2014 Agreement as of November 30, 2014.

Pursuant to the 2014 Agreement, the Company may declare and pay dividends on its common stock in an amount not to exceed, in any consecutive four quarters, the lesser of $10 million or 50% of Free Cash Flow (as defined in the 2014 Agreement). As of November 30, 2014, the Company was not permitted to pay dividends. See Note 4 to the Condensed Consolidated Financial Statements.

Also on August 1, 2014, the Company entered into a $25 million Delayed Draw Term Loan Credit Agreement (the “Term Loan Agreement”) with Rabobank. The Term Loan Agreement provides the Company with a term loan facility in an aggregate principal amount up to $25 million. The term loan facility may be utilized in a series of up to six drawings until the 18-month anniversary of the date of the Term Loan Agreement. Any unused portion of the lender’s commitment to make term loans under this facility will expire on the 18-month anniversary of the closing date. The maturity date for loans under the Term Loan Agreement is July 31, 2020, and there are no scheduled principal payments due prior to maturity. The Company’s obligations under the Term Loan Agreement are secured on a second-priority basis by substantially all of the Company’s assets. There were no borrowings outstanding under the Term Loan Agreement as of November 30, 2014.

The Term Loan Agreement provides that the Total Leverage Ratio, which is computed as funded debt divided by earnings before interest, taxes, depreciation and amortization (as defined in the Term Loan Agreement) shall not exceed 5.50 through August 31, 2015; 5.00 from November 30, 2015 through August 31, 2016; 4.75 from November 30, 2016 through August 31, 2017; and 4.25 thereafter. In addition, the Company must maintain a Fixed Charge Coverage Ratio (as defined in the Term Loan Agreement) of not less than 1.10.

The foregoing summaries of the 2014 Credit Agreement and the Term Loan Agreement are qualified in their entirety by reference to such agreements, which are attached as Exhibits 10.1 and 10.2, respectively, to the Company’s Form 8-K filed on August 4, 2014.

See Note 4 to the Condensed Consolidated Financial Statements.

Contractual Obligations

The Company is a party to various debt and lease agreements at November 30, 2014 that contractually commit the Company to pay certain amounts in the future. The Company also has open purchase orders entered into in the ordinary course of business for raw materials, capital projects and other items, for which significant terms have been confirmed. There have been no material changes in the Company’s contractual obligations since August 31, 2014.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements at November 30, 2014.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements requires management to make estimates, judgments and assumptions that affect the Company’s financial position and results of operations. These estimates, judgments and assumptions are based on the Company’s historical experience and management’s knowledge and understanding of the current facts and circumstances. See the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, as amended, for a description of critical accounting policies and methods used in the preparation of the consolidated financial statements. Management believes that its estimates, judgments and assumptions are reasonable based upon information available at the time this report was prepared. To the extent there are material differences between estimates, judgments and assumptions and the actual results, the financial statements will be affected. See Note 2 to the Condensed Consolidated Financial Statements for the change in estimate in the third quarter of fiscal 2014.

Forward-looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”), including, but not limited to, statements found in the Notes to Condensed Consolidated Financial Statements and in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to anticipated operations and business strategies contain forward-looking statements. Likewise, statements regarding anticipated changes in the Company’s business and anticipated market conditions are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Forward-looking statements depend on assumptions, dates or methods that may be incorrect or imprecise, and the Company may not be able to realize them. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative use of these words and phrases or similar words or phrases. Forward-looking statements can be identified by discussions of strategy, plans or intentions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of the filing of this Quarterly Report. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including those referenced in Part II Item 1A of this Quarterly Report, and those described from time to time in other filings made with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, as amended, which include but are not limited to:

¡	factors relating to the proposed merger with Ingredion, including that if the Merger Agreement is terminated, the Company may, under certain circumstances, be obligated to pay a termination fee or a break-up fee to Ingredion, and that, while the merger is still pending, the Company is subject to business uncertainties and contractual restrictions that could materially adversely affect its operations and the future of its business or result in a loss of employees;

¡	competition;

¡	the possibility of interruption of business activities due to equipment problems, accidents, strikes, weather or other factors;

¡	product development risk;

¡	changes in corn and other raw material prices and availability;

¡	changes in general economic conditions or developments with respect to specific industries or customers affecting demand for the Company’s products, including unfavorable shifts in product mix or changes in government rules or incentives affecting ethanol consumption;

¡	unanticipated costs, expenses or third-party claims;

¡	the risk that results may be affected by construction delays, cost overruns, technical difficulties, nonperformance by contractors or changes in capital improvement project requirements or specifications;

¡	interest rate, chemical and energy cost volatility;

¡	changes in returns on pension plan assets and/or assumptions used for determining employee benefit expense and obligations;

¡	other unforeseen developments in the industries in which Penford operates,

¡	the Company’s ability to successfully operate under and comply with the terms of its bank credit agreement, as amended; and

¡	other factors described in the Company’s Form 10-K Part I, Item 1A “Risk Factors.”

Item 3:	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risks from adverse changes in interest rates and commodity prices. There have been no material changes in the Company’s exposure to market risks from the disclosure in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, as amended.

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

Management of the Company, with the participation and supervision of its Certifying Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation as of November 30, 2014, management has concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2014.

(b) Remediation of Previously Disclosed Material Weakness

In connection with the evaluation of internal control over financial reporting as of August 31, 2014, the Company identified that a material weakness in internal control over financial reporting existed relating to resources necessary for effective control over financial reporting.

To remediate this material weakness in the Company’s internal control over financial reporting relating its resources, the Company continued its efforts that began during the third quarter of fiscal year 2014 by conducting additional training of key control owners, reassigning some key controls to different owners and retaining external expertise.

The Company has completed the documentation and testing of the design and effectiveness of the corrective actions described above and, as of November 30, 2014, has concluded that the previously disclosed material weakness related to resources has been remediated as of November 30, 2014.

(C) Changes in Internal Controls over Financial Reporting

Other than the remediation of the previously reported material weakness relating to resources noted above, there were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings.

See Note 12 to the Company’s condensed consolidated financial statements.

Item 1A:	Risk Factors.

The information set forth in this report should be read in conjunction with the risk factors discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2014, as amended. These risks could materially impact the Company’s business, financial condition and/or future results. The risks described in the Annual Report on Form 10-K and in this Item 1A are not the only risks facing the Company. Additional risks and uncertainties not currently known by the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 6:	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of the Company for the three months ended November 30, 2014, filed on January 9, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income (Loss), (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Penford Corporation
(Registrant)

January 9, 2015	/s/ Steven O. Cordier
Steven O. Cordier
Senior Vice President and Chief Financial Officer